Form 10-Q
period 2005-07-02
Maidenform Brands, Inc.
filed 2005-08-30
CIK 1323531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-32568
__________________

MAIDENFORM BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1724014
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

154 Avenue E, Bayonne, NJ	07002
(Address of principal executive offices)	(Zip Code)

(201) 436-9200
(Registrant’s telephone number, including area code)
__________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of August 26, 2005, there were 23,488,357 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

INDEX

PART I - FINANCIAL INFORMATION	PAGE
Item 1. Financial Statements
Unaudited Condensed Consolidated Balance Sheets at July 2, 2005 (Successor) and January 1, 2005 (Successor)	2
Unaudited Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2005, and for the periods from May 11, 2004 through June 26, 2004 (Successor) and from March 28, 2004 through May 10, 2004 (Predecessor), and for the periods from May 11, 2004 through June 26, 2004 (Successor) and from December 28, 2003 through May 10, 2004 (Predecessor)	3
Unaudited Condensed Consolidated Statements of Cash Flows for the six month period ended July 2, 2005 (Successor) and for the periods from May 11, 2004 through June 26, 2004 (Successor) and from December 28, 2003 through May 10, 2004 (Predecessor)	4
Notes to the Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosure About Market Risk	39
Item 4. Controls and Procedures	39

PART II - OTHER INFORMATION
Item1. Legal Proceedings	40
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3. Defaults Upon Senior Securities	40
Item 4. Submission of Matters to a Vote of Security Holders	40
Item 5. Other Information	40
Item 6. Exhibits	40

SIGNATURES	42

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)
	Successor at	Successor at
	July 2, 2005	January 1, 2005
Assets
Current assets
Cash and cash equivalents	$7,184	$23,212
Accounts receivable, net	51,886	24,004
Inventories, net	49,910	37,067
Deferred income taxes	9,103	9,103
Prepaid expenses and other current assets	11,678	7,562
Total current assets	129,761	100,948
Property, plant and equipment, net	19,323	27,944
Goodwill	7,884	7,884
Intangible assets, net	101,418	101,998
Other non-current assets	3,633	5,357
Total assets	$262,019	$244,131

Liabilities and Stockholders’ Deficit
Current liabilities
Short-term debt	$10,445	$-
Current portion of long-term debt	1,500	12,162
Accounts payable	20,400	11,724
Accrued expenses and other current liabilities	20,559	22,334
Total current liabilities	52,904	46,220
Long-term debt	148,500	135,588
Deferred income taxes	10,714	7,002
Other non-current liabilities	8,678	8,596
Total liabilities	220,796	197,406

Commitments and contingencies (Notes 12 and 14)

Preferred stock - Successor, subject to redemption, $0.01 par value; liquidation value $100; 50,000,000 shares authorized; 360,000 shares issued and outstanding	43,721	41,491
Common stock - Successor, subject to put option, $0.01 par value; 4,125,000 issued and outstanding (out of a total 100,000,000 shares authorized)	5,891	6,356

Stockholders’ equity (deficit)
Common stock - Successor, $0.01 par value; 100,000,000
shares authorized; 15,675,000 shares issued and outstanding	157	157
Additional paid-in capital	-	2,098
Accumulated deficit	(8,715)	(3,368)
Accumulated other comprehensive income (loss)	169	(9)
Total stockholders’ deficit	(8,389)	(1,122)
Total liabilities and stockholders’ deficit	$262,019	$244,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended			Six Months Ended
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
		For the period	For the period		For the period	For the period
		from	from		from	from
		May 11, 2004	March 28, 2004		May 11, 2004	December 28, 2003
		through	through		through	through
	July 2, 2005	June 26, 2004	May 10, 2004	July 2, 2005	June 26, 2004	May 10, 2004

Net sales	$102,291	$50,056	$43,841	$202,501	$50,056	$122,415
Cost of sales	64,283	39,210	25,897	130,173	39,210	77,113
Gross profit	38,008	10,846	17,944	72,328	10,846	45,302
Selling, general and
administrative expenses	24,735	13,084	10,803	48,171	13,084	31,960
Acquisition-related charges	-	-	14,286	-	-	14,286
Operating income (loss)	13,273	(2,238)	(7,145)	24,157	(2,238)	(944)

Interest expense, net	8,007	1,680	1,494	10,904	1,680	2,180
Income (loss) before provision for income taxes	5,266	(3,918)	(8,639)	13,253	(3,918)	(3,124)
Income tax expense (benefit)	2,703	(1,516)	(1,083)	6,219	(1,516)	1,122
Net income (loss)	2,563	(2,402)	(7,556)	7,034	(2,402)	(4,246)

Preferred stock dividends and changes in redemption value	(14,102)	(2,145)	-	(15,550)	(2,145)	-

Net loss available to common stockholders	$(11,539)	$(4,547)	$(7,556)	$(8,516)	$(4,547)	$(4,246)
Basic loss per common share	$(0.58)	$(0.23)	$(0.55)	$(0.43)	$(0.23)	$(0.31)
Diluted loss per common share	$(0.58)	$(0.23)	$(0.55)	$(0.43)	$(0.23)	$(0.31)

Basic weighted average number of shares outstanding	19,800,000	19,800,000	13,727,879	19,800,000	19,800,000	13,727,879

Diluted weighted average number of shares outstanding	19,800,000	19,800,000	13,727,879	19,800,000	19,800,000	13,727,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended
	Successor	Successor	Predecessor
		For the period	For the period
		from May 11, 2004	from December 28, 2003
	July 2, 2005	through June 26, 2004	through May 10, 2004
Cash flows from operating activities
Net income (loss)	$7,034	$(2,402)	$(4,246)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	4,253	886	1,636
Amortization of intangible assets	580	138	-
Amortization of deferred financing costs	5,561	155	895
Purchase accounting step-up of inventory	-	10,842	-
Stock compensation	606	10	6,869
Deferred income taxes provision (benefit)	3,712	3,020	(1,637)
Tax provision from exercise of stock options	-	-	1,420
Other non-cash items	488	-	-
Net changes in operating assets and liabilities, (net of Acquisition)
Accounts receivable	(27,882)	1,228	(16,746)
Inventories	(12,843)	290	(6,358)
Prepaid expenses and other current and non-current assets	(4,147)	(384)	1,313

Accounts payable	8,676	(3,985)	6,874
Accrued expenses and other current and
non-current liabilities	(3,379)	286	8,176
Income taxes payable	4,528	(4,690)	1,017
Net cash from operating activities	(12,813)	5,394	(787)
Cash flows from investing activities
Capital expenditures	(950)	(325)	(681)
Proceeds from sale of assets	920	-	-
Payments in connection with the Acquisition	-	(158,473)	-
Net cash from investing activities	(30)	(158,798)	(681)
Cash flows from financing activities
Short-term debt, net	445	283	-
Borrowings under revolving facility	10,000	12,500	109,391
Repayments under revolving facility	-	(40,765)	(101,661)
Term loan facility borrowings	61,037	150,000	-
Term loan facility repayments	(58,787)	(22,920)	(2,080)
Stock options purchased	(140)	-	-
Special cash dividends paid to preferred stockholders	(13,320)	-	-
Proceeds from issuance of preferred and common stock	-	57,000	-
Deferred financing costs	(2,428)	(6,684)	(217)
Net cash from financing activities	(3,193)	149,414	5,433
Effects of exchange rate changes on cash	8	41	(328)
Net (decrease) increase in cash	(16,028)	(3,949)	3,637
Cash and cash equivalents
Beginning of period	23,212	4,871	1,234
End of period	$7,184	$922	$4,871

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$5,258	$-	$884
Income taxes	$1,347	$-	$144

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

1.  CHANGE IN OWNERSHIP

On May 11, 2004, MF Acquisition Corporation acquired 100% of Maidenform, Inc. (the ‘‘Acquisition’’) through a merger of its wholly owned subsidiary into Maidenform, Inc. Stockholders of Maidenform, Inc. received either cash or stock of MF Acquisition Corporation in exchange for their shares of Maidenform, Inc. On April 5, 2005, MF Acquisition Corporation changed its name to Maidenform Brands, Inc. Financing for this Acquisition totaled $237,265 and was provided by a first lien term loan of $100,000, revolver borrowings of $12,500, a second lien term loan of $50,000 and $74,765 of cash and capital from investors, including rollover equity by certain members of management of $2,765 and continuing stockholders of $15,000. The financial statements for the period including and after May 11, 2004 are those of Maidenform Brands, Inc. and subsidiaries (the ‘‘Successor’’). The financial statements for periods prior to May 11, 2004 are those of Maidenform, Inc. and subsidiaries (the ‘‘Predecessor’’). As a result of the Acquisition, the financial statements including and after May 11, 2004 are not comparable to those prior to that date.

The proceeds of the Acquisition and financing were used to pay selling stockholders $147,430, selling stockholders transaction expenses of $6,570, special compensation of $1,567 paid to management, buyers’ transaction expenses of $2,526, and to retire all of Maidenform, Inc.’s previously outstanding current and long-term debt of $54,065, including a debt redemption premium of $380. In addition, $658 of proceeds were held as cash for working capital purposes and $6,684 was used to pay debt issuance costs.

The Acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, ‘‘Business Combinations,’’ and Emerging Issues Task Force (EITF) No. 88-16, ‘‘Basis In Leveraged Buyout Transactions.’’ In accordance with EITF 88-16, the basis of continuing stockholders that have a residual interest in Maidenform Brands, Inc. and have a 20% or greater voting interest has been carried over at their predecessor basis. In addition, in accordance with EITF 88-16, the basis of management’s residual interest, which consisted of stock options, has also been carried over at their predecessor basis, as management actively participated in promoting the transaction. The retained interest of the stockholders has been recorded at predecessor basis (carryover basis) and aggregated 23.8% (20.1% related to continuing stockholders and 3.7% related to certain members of management). The remainder of the investment in the assets and liabilities acquired (the 76.2% acquired by new stockholders) was recorded at fair value. As a result, the assets and liabilities were assigned new values, which are part carryover basis and part fair value basis. The excess of the purchase price over carryover basis of net assets acquired, the deemed dividend to continuing stockholders, was recognized as a reduction of stockholders’ equity (deficit).

The following table summarizes both the cash and non-cash consideration, including transaction costs related to the Acquisition.

Cash consideration (1)
Cash paid to sellers	$147,430
Repayment of seller’s debt	54,065
Transaction costs	10,663
Non-cash consideration
Securities issued to continuing stockholders at carryover basis (2)	14,520
Carryover basis allocated to management’s residual interest (3)	-
Deemed dividend to continuing stockholders	(21,529)
Total purchase price	$205,149

(1) Cash consideration was paid with new financing of $155,158, net of debt issuance costs of $6,684 and proceeds held as cash of $658, and cash from new stockholders of $57,000. New stockholders received half of their interest in preferred stock and half of their interest in common stock. The allocation of the equity interest for the preferred stock and common stock was based on their fair values as determined by an independent third-party appraisal. Securities issued to new stockholders amounted to 285,000 shares of preferred stock and 15,675,000 shares of common stock.

(2) Securities issued to the continuing stockholders were 75,000 shares of preferred stock and 4,125,000 shares of common stock.

(3) As management’s residual interest consisted entirely of options which had no predecessor basis, no carryover basis was allocated to their residual interest.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

The total purchase price of $205,149 was allocated to the acquired assets and liabilities based on their estimated fair values at the Acquisition date, after taking into account the carryover basis discussed above. These allocations were determined by valuation reports provided by independent third party appraisal firms. The excess of the purchase price over the underlying assets acquired and liabilities assumed was allocated to goodwill, none of which is deductible for tax purposes. The following table summarizes the estimated values of the assets acquired and liabilities assumed on May 11, 2004.

Other current assets	$51,254
Inventory	62,234
Deferred income taxes	9,716
Property, plant and equipment	31,425
Intangible assets, amortizing	26,241
Intangible assets, non-amortizing	76,476
Other non-current assets	707
Goodwill	7,884
Total assets acquired	265,937
Other current liabilities	39,522
Employee termination costs	2,159
Defined benefit pension plan	7,378
Postretirement plans	1,240
Deferred income taxes	10,013
Other non-current liabilities	476
Total liabilities assumed	60,788
Net assets acquired	$205,149

The following unaudited pro forma operating data presents the results of operations for the three and six month periods ended June 26, 2004 as if the Acquisition had occurred on December 28, 2003, with financing obtained as described above, and assumes that there were no other changes in our operations. The pro forma results are not necessarily indicative of the financial results that might have occurred had the transaction actually taken place on December 28, 2003, or of future results of operations:

	Pro forma for	Pro forma for
	the three month	the six month
	period ended	period ended
	June 26, 2004	June 26, 2004
Net sales	$93,897	$172,471
Operating income (loss)	13,615	(13,879)
Interest expense, net	(2,805)	(6,988)
Net income (loss)	24,650	(19,698)
Preferred stock dividends and accretion	(1,401)	(4,896)
Net income (loss) available to common stockholders	23,249	(24,594)
Basic net income (loss) per common share	1.17	(1.24)
Diluted net income (loss) per common share	1.15	(1.24)

Included in the pro forma operating income for the period from March 28, 2004 through June 26, 2004 shown above is a $8,901 charge to cost of sales related to the opening balance sheet step-up of inventory to fair market value, plus amortization related to intangible assets, advisory fees and depreciation related to the closing of our cutting and sewing facilities.

Included in interest expense for the period from March 28, 2004 through June 26, 2004 shown above is interest expense related to the borrowings necessary to finance the Acquisition and amortization expense related to deferred financing costs for the additional borrowings.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

Included in the pro forma operating loss for the period from December 28, 2003 through June 26, 2004 shown above are the Predecessor’s Acquisition-related charges of $6,570 for sellers’ transaction fees and expenses, $1,960 in special compensation paid to management, $5,639 in stock compensation expense from settlement of stock options, and $117 of other Acquisition-related charges. Also, included is a $19,743 charge to cost of sales related to the opening balance sheet step-up of inventory to fair market value, plus amortization related to intangible assets, advisory fees and depreciation related to the closing of our cutting and sewing facilities.

Included in interest expense for the period from December 28, 2003 through June 26, 2004 shown above are charges of $895 related to the write-off of deferred financing costs in connection with the retirement of all of the outstanding debt, a debt redemption premium of $380, interest expense related to the borrowings necessary to finance the Acquisition and amortization expense related to deferred financing costs for the additional borrowings.

2.  BASIS OF PRESENTATION

Maidenform Brands, Inc. and its subsidiaries (the “Company,”  “we,”  “us” or “our”) design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels including department stores, national chains, mass merchants (including warehouse clubs), specialty stores, off-price retailers and our website. In addition, we also operated 81 and 91 retail outlet stores as of July 2, 2005 and June 26, 2004, respectively.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position as of July 2, 2005 (Successor), the results of our operations for the three month period ended July 2, 2005 (Successor), for the period from May 11, 2004 through June 26, 2004 (Successor), and for the period from March 28, 2004 through May 10, 2004 (Predecessor), the results of our operations for the six month period ended July 2, 2005 (Successor), for the period from May 11, 2004 through June 26, 2004 (Successor), and for the period December 28, 2003 through May 10, 2004 (Predecessor), and cash flows for the six month period ended July 2, 2005 (Successor) and for the period from May 11, 2004 through June 26, 2004 (Successor) and for the period from December 28, 2003 through May 10, 2004 (Predecessor). The three month period ended July 2, 2005 and combined Predecessor and Successor three month period ended June 26, 2004 both included 13 weeks. These adjustments consist of normal recurring adjustments. Operating results for the three and six month periods ended July 2, 2005 (Successor) are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at January 1, 2005 has been derived from our audited consolidated financial statements at that date.

These condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements included herein should be read in conjunction with our audited consolidated financial statements for the year ended January 1, 2005, which were included as part of our registration statement on Form S-1 (Registration No. 333-124228), as declared effective by the Securities and Exchange Commission on July 21, 2005.

3.  INVENTORIES

Inventories at July 2, 2005 and January 1, 2005 consist of the following:

	Successor at	Successor at
	July 2, 2005	January 1, 2005
Raw materials	$15	$1,741
Work-in-process	1,802	2,335
Finished goods	48,093	32,991
	$49,910	$37,067

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

4. DEBT

On June 29, 2005, we amended our existing First Lien Facilities and prepaid the outstanding balance of our Second Lien Facility. The amended First Lien Facilities (“Credit Facility”) provides for borrowings in the aggregate amount of $200,000 maturing on May 11, 2010 and is composed of: (i) a $150,000 amortizing term loan facility (the ‘‘Term Loan Facility’’) and (ii) a $50,000 revolving credit facility (the ‘‘Revolving Facility’’). The Credit Facility is collateralized by a first priority perfected lien, subject to certain permitted liens, on substantially all of the personal property assets and certain real property of Maidenform, Inc. and the guarantors.

In general, borrowings under the Term Loan Facility bear interest based, at our option, on the Prime rate or the London Interbank Offered Rate (LIBOR), plus a margin. Through December 29, 2005, the Prime rate margin will be fixed at 1.25% and the LIBOR rate margin will be fixed at 2.25%. These interest rate margins will be reduced by 0.25% on December 29, 2005. If our leverage ratio is less than 3 to 1, then, after that date, these margins will be further reduced by 0.25%. Payments of principal will be made in quarterly installments based on an amortization schedule commencing on October 1, 2005.

The Revolving Facility provides direct borrowings and issuance of stand-by letters of credit on our behalf. Borrowings under the Revolving Facility are limited by the borrowing base, which consists of eligible accounts receivable and inventory, as defined. Borrowings under the Revolving Facility will bear interest at the same rate as the Term Loan Facility. Additional fees, including a letter of credit fee of 2.25% and a letter of credit fronting fee of 0.25%, are charged on the outstanding stand-by letters of credit. Additionally, an unused line of credit fee of 0.50% is charged on the maximum principal amount undrawn under the Revolving Facility.

As of July 2, 2005, we had $150,000 outstanding under our Term Loan Facility. At July 2, 2005, approximately $37,800 was available for borrowings under the Revolving Facility, after giving effect to $10,000 of outstanding borrowings under the Revolving Facility and $2,200 of outstanding letters of credit. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. On August 1, 2005, we paid the total amount of outstanding borrowings on our Revolving Facility, which totaled $10,000.

The Credit Facility contains affirmative and restrictive covenants, including: (a) maintenance of a minimum fixed charge coverage ratio, (b) maintenance of a maximum leverage ratio, (c) limitations on consolidated capital expenditures, (d) limitations on the incurrence of indebtedness and liens, (e) limitations on investments/acquisitions and (f) restrictions on payments between Maidenform Brands, Inc. and its subsidiaries. There are a number of circumstances in which additional partial prepayments are required based upon conditions set forth in the Credit Facility, including net asset sales and net insurance/condemnation proceeds not reinvested in other assets of the business, net securities proceeds from the issuance of capital stock (excluding the initial public offering proceeds), additional debt facilities, and a percentage of annual consolidated excess cash flows, as defined. We were in compliance with all debt covenants at July 2, 2005.

In connection with the amendment of the Credit Facility, we paid fees of $2,428, and in connection with the repayment of the Second Lien Facility, we paid a prepayment penalty fee of $1,000. For the six month period ended July 2, 2005, amortization of financing costs included in interest expense was $5,561 (which includes the write-off of deferred financing costs of $4,943 in connection with the amendment of the First Lien Facilities and the prepayment of the Second Lien Facility).

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

5.  BENEFIT PLANS AND POSTRETIREMENT PLANS

We sponsor a defined benefit pension plan covering substantially all eligible employees not covered by the union plans. We also maintain postretirement medical benefit plans for certain eligible retirees for which postretirement benefit expense on a quarterly basis is insignificant.

The components of pension benefit expense charged to operations are as follows:

	Three Months Ended			Six Months Ended
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
		For the period	For the period		For the period	For the period
		from	from		from	from
		May 11, 2004	March 28, 2004		May 11, 2004	December 28, 2003
		through	through		through	through
	July 2, 2005	June 26, 2004	May 10, 2004	July 2, 2005	June 26, 2004	May 10, 2004

Service cost	$429	$166	$100	$858	$166	$416
Interest cost	308	141	80	616	141	347
Expected return on plan assets	(274)	(124)	(66)	(548)	(124)	(300)
Recognized net actuarial loss	8	-	99	16	-	132
Net periodic benefit cost	$471	$183	$213	$942	$183	$595

6. CLOSURE OF MANUFACTURING FACILITIES

In connection with the Acquisition, we made the decision to exit our cutting and sewing facilities located in Mexico and Florida. We closed one facility in Mexico in January 2005, closed the facility in Florida in June 2005, and closed the remaining facility in Mexico in July 2005. As part of the allocation of the purchase price, we accrued probable employee termination costs of $2,159 relating to services already rendered and vested for employees at these locations. Other costs of $446 associated with retention bonuses have been expensed during the Successor period from May 11, 2004 through January 1, 2005. At January 1, 2005, we had accrued employee termination costs of $2,077 related to the closing of these facilities. During the six month period ended July 2, 2005, we incurred additional retention bonus expense of $507 and paid $833. At July 2, 2005, we have accrued employee termination costs of $1,751. The retention bonus expense is recorded as part of our wholesale segment. Approximately two hundred and sixty employees have been terminated during the six months ended July 2, 2005. Approximately four hundred and twenty remaining employees were terminated by the end of July 2005.

In May 2005, we sold the Mexican facility that was closed in January 2005. We have included $3,777 of property, plant and equipment related to our cutting and sewing facilities as prepaid expenses and other current assets in our condensed consolidated balance sheet at July 2, 2005, as they are being held for sale and no longer being depreciated.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

7.  STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated
	Common		Additional		other	Total
	stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	$	capital	deficit	(loss) income	deficit

Balance at January 1, 2005	15,675,000	$157	$2,098	$(3,368)	$(9)	$(1,122)

Preferred stock dividends and changes in redemption value			(3,169)	(12,381)		(15,550)
Adjust common stock, subject to put option, to redemption value			465			465
Stock compensation			606			606
Comprehensive income
Net income				7,034		7,034
Changes during the period					178	178
Total comprehensive income						7,212

Balance at July 2, 2005	15,675,000	$157	$-	$(8,715)	$169	$(8,389)

In accordance with the terms of the preferred stock as defined in our Certificate of Incorporation, we reduced the redemption value from $108 per share to $106 per share on May 1, 2005.

On June 1, 2005, the board of directors approved a special cash dividend to all holders of preferred stock as of June 1, 2005 in the aggregate amount of $13,320. This dividend was paid on June 21, 2005 and was accounted for as a reduction to additional paid-in capital to the extent available and as a reduction to retained earnings (accumulated deficit).

8. COMPREHENSIVE INCOME (LOSS)

The changes in comprehensive income (loss) are as follows:

	Six Months Ended
	Successor	Successor	Predecessor
		For the period	For the period
		from	from
		May 11, 2004	December 28, 2003
		through	through
	July 2, 2005	June 26, 2004	May 10, 2004

Net income (loss)	$7,034	$(2,402)	$(4,246)
Foreign currency translation adjustments (1)	8	41	(149)
Interest rate swaps, (net of tax)	170		-
Minimum pension liability (2)	-	-	(179)
Comprehensive income (loss)	$7,212	$(2,361)	$(4,574)

(1)	No tax benefit has been provided associated with the foreign currency translation adjustment due to management’s intention to permanently reinvest the earnings of our foreign subsidiaries.
(2)
No tax benefit has been provided associated with the minimum pension liability due to the limitations of the realizability of deferred tax assets at the time the minimum pension liability was recorded.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

9.  INCOME TAXES

We review our annual projected effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual projected effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual projected effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets; changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. Our projected effective income tax rate for the three and six month Successor periods ended July 2, 2005 was 51.3% and 46.9%, respectively, as compared to an effective income tax rate for the combined Predecessor and Successor three and six month periods ended June 26, 2004 of  (20.7)% and (5.6)%, respectively.  Our income tax expense for the three and six month periods ended July 2, 2005 was negatively impacted by non-deductible expenses incurred during those periods in connection with our initial public offering. During the three and six month periods ended June 26, 2004, we incurred losses before the provision for income taxes.  The income tax benefit from the losses was negatively impacted by non-deductible expenses incurred during those periods in connection with the Acquisition.

10. SEGMENT INFORMATION

We report segment information in accordance with the provisions of SFAS No. 131, ‘‘Disclosures about Segments of an Enterprise and Related Information,’’ which requires segment information to be disclosed based on a ‘‘management approach.’’ The management approach refers to the internal reporting that we use for making operating decisions and assessing the performance of reportable segments. SFAS No. 131 also requires disclosure about products and services, geographic areas and major customers. For purposes of complying with SFAS No. 131, we identified our two reportable segments as ‘‘Wholesale’’ and ‘‘Retail.’’ Our wholesale sales are to department stores, national chains, mass merchants (including warehouse clubs), specialty stores, off-price retailers, and third-party distributors servicing similar customers in foreign countries while our retail segment reflects our operations from our retail stores and internet operations. Royalty income is also included in our wholesale segment. Within our reportable segments, wholesale includes corporate-related assets and expenses. Each segment’s results include the costs directly related to the segment’s net sales and all other costs allocated based on the relationship to consolidated net sales or units produced to support each segment’s net sales. Intersegment sales and transfers are recorded at cost and treated as a transfer of inventory.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

Information on segments and reconciliation to income (loss) before provision for income taxes, are as follows:

	Three Months Ended			Six Months Ended
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
		For the period	For the period		For the period	For the period
		from	from		from	from
		May 11, 2004	March 28, 2004		May 11, 2004	December 28, 2003
		through	through		through	through
	July 2, 2005	June 26, 2004	May 10, 2004	July 2, 2005	June 26, 2004	May 10, 2004

Net sales
Wholesale	$87,526	$42,262	$37,105	$177,749	$42,262	$105,225
Retail	14,765	7,794	6,736	24,752	7,794	17,190
Total	$102,291	$50,056	$43,841	$202,501	$50,056	$122,415
Operating income (loss)
Wholesale	$12,411	$(1,498)	$7,095	$24,759	$(1,498)	$14,558
Retail	862	(740)	46	(602)	(740)	(1,216)
Acquisition - related charges	-	-	(14,286)	-	-	(14,286)
Operating income (loss)	13,273	(2,238)	(7,145)	24,157	(2,238)	(944)
Interest expense, net	8,007	1,680	1,494	10,904	1,680	2,180
Income (loss) before provision for income taxes	$5,266	$(3,918)	$(8,639)	$13,253	$(3,918)	$(3,124)
Depreciation and Amortization
Wholesale	$2,340	$792	$386	$4,064	$792	$1,164
Retail	390	232	162	769	232	472
Total	$2,730	$1,024	$548	$4,833	$1,024	$1,636
Net sales by geographic area
United States	$95,951	$47,906	$41,470	$190,202	$47,906	$116,574
International	6,340	2,150	2,371	12,299	2,150	5,841
Total	$102,291	$50,056	$43,841	$202,501	$50,056	$122,415
Intercompany sales from wholesale to retail	$1,388	$1,903	$2,164	$3,029	$1,903	$4,508

	Successor at	Successor at
	July 2, 2005	January 1, 2005
Identifiable assets
Wholesale	$234,102	$215,959
Retail	27,917	28,172
Total	$262,019	$244,131

At July 2, 2005 and January 1, 2005, our five largest uncollaterized receivables represented approximately 53% and 55% of total accounts receivable, respectively.

For the three month Successor period ended July 2, 2005 and for the combined Predecessor and Successor three month period from March 28, 2004 through June 26, 2004, one customer in the wholesale segment accounted for more than 10% of our consolidated net sales. For the six month Successor period ended July 2, 2005 and for the combined Predecessor and Successor six month period from December 28, 2003 through June 26, 2004, two customers in the wholesale segment each accounted for more than 10% of our consolidated net sales.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

11. EARNINGS PER SHARE

The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three Months Ended			Six Months Ended
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
		For the period	For the period		For the period	For the period
		from	from		from	from
		May 11, 2004	March 28, 2004		May 11, 2004	December 28, 2003
		through	through		through	through
	July 2, 2005	June 26, 2004	May 10, 2004	July 2, 2005	June 26, 2004	May 10, 2004

Net income (loss)	$2,563	$(2,402)	$(7,556)	$7,034	$(2,402)	$(4,246)
Less: Preferred stock dividends and changes in redemption value	(14,102)	(2,145)	-	(15,550)	(2,145)	-

Loss available to common
stockholders	$(11,539)	$(4,547)	$(7,556)	$(8,516)	$(4,547)	$(4,246)
Weighted average number of common and
common equivalent shares outstanding
Basic number of common shares
outstanding	19,800,000	19,800,000	13,727,879	19,800,000	19,800,000	13,727,879
Dilutive number of common and common
equivalent shares outstanding	19,800,000	19,800,000	13,727,879	19,800,000	19,800,000	13,727,879
Basic net loss per common share	$(0.58)	$(0.23)	$(0.55)	$(0.43)	$(0.23)	$(0.31)
Diluted net loss per common share	$(0.58)	$(0.23)	$(0.55)	$(0.43)	$(0.23)	$(0.31)

The dilutive potential common shares of 1,343,688 options, 357,357 options and 1,216,317 options for the Successor three month period ended July 2, 2005, the Successor period from May 11, 2004 through June 26, 2004, and the Predecessor period March 28, 2004 through May 10, 2004, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

The dilutive potential common shares of 1,328,126 options, 357,357 options and 1,216,317 options for the Successor six month period ended July 2, 2005, the Successor period from May 11, 2004 through June 26, 2004, and the Predecessor period December 28, 2003 through May 10, 2004, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

Options to purchase approximately 514,326 shares of common stock were outstanding during the Successor period May 11, 2004 through June 26, 2004, but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the shares of common stock.

12.  COMMITMENTS AND CONTINGENCIES

Purchase commitments

In the normal course of business, we enter into purchase commitments covering inventory requirements of both raw materials and finished goods. At July 2, 2005, we believe that we have adequate reserves for expected losses arising from all purchase commitments.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

Litigation

We are party to various legal actions arising in the ordinary course of business. Based on information presently available to us, we believe that we have adequate legal defenses, reserves or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse effect on our consolidated statements of financial position, results of operations or cash flows.

13.  RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, ‘‘Inventory Cost—An Amendment of ARB 43, Chapter 4,’’ to clarify that abnormal amounts of certain costs should be recognized as period costs. This Statement is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the impact, if any, that SFAS No. 151 will have on our consolidated statements of financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 123-R (revised 2004), ‘‘Share Based Payment,’’ which is a revision of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation.’’ This Statement supersedes APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and is effective for fiscal years beginning after June 15, 2005. As we have already adopted SFAS No. 123, we do not believe that this revision will have a significant effect on our consolidated statements of financial position, results of operations and cash flows.

14.  SUBSEQUENT EVENTS

On July 6, 2005, the compensation committee of Maidenform Brands, Inc. approved the payment of special cash bonuses in the aggregate amount of $1,478 to certain individuals in recognition of their performance, which allowed us to negotiate the amendment to our Credit Facility.

On July 6, 2005, the Board of Directors adopted the Maidenform Brands, Inc. 2005 Stock Incentive Plan pursuant to which the Company can offer employees, consultants and non-employee directors equity-based awards, and accordingly 1,750,000 shares were set aside and allocated for issuance under this plan. The Board of Directors also amended the Maidenform Brands, Inc. 2004 Rollover Stock Option Plan, the Maidenform Brands, Inc. 2004 Stock Option Plan and the Maidenform Brands, Inc. 2004 Stock Option Plan for Non-Employees Directors to provide that no additional equity-based awards shall be available for issuance under these plans, although previously granted stock options will continue to remain outstanding in accordance with the terms of the applicable option agreement and the applicable plan.

On July 22, 2005, we granted pursuant to our Maidenform Brands, Inc. 2005 Stock Incentive Plan, non-qualified stock options to purchase an aggregate of 509,000 shares of our common stock, including to our four executive officers, contingent upon and concurrent with the consummation of the initial public offering. More specifically, we granted each grantee a non-qualified stock option which (i) has a strike price equal to the initial public offering price of $17.00; (ii) vests in four equal annual installments commencing on the first anniversary of the date of grant; and (iii) expires seven years from the date of grant.

On July 22, 2005, we priced an initial public offering of 14,513,889 shares of common stock of which 3,375,000 and 11,138,889 shares were offered by us and certain selling stockholders, respectively, at a price of $17.00 per share. Upon the consummation of the offering on July 27, 2005, net proceeds of $53,359 and $176,106 were distributed to us and selling stockholders, respectively. Approximately $46,828 of the net proceeds was used to redeem all the outstanding shares of our preferred stock, including shares of preferred stock acquired upon the exercise of all outstanding options to purchase shares of our preferred stock, and pay all accrued and unpaid dividends associated with the preferred stock and preferred stock options. In addition, the put option on certain shares of common stock classified as temporary equity was extinguished as a result of the initial public offering and such common stock will no longer be classified as temporary equity.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report.  This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words“anticipates,”  “believes”  “estimates,”  “expects,”  “intends,”  “plans,”  “potential,”  “predicts,”  “projects” or similar words or phrases, although not all forward-looking statements contain such identifying words.  All forward-looking statements included in this report are based on information available to us on the date hereof.  It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year.  Although these expectations may change, we are under no obligation to inform you if they do.  Actual events or results may differ materially from those contained in the projections or forward-looking statements.  Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, particularly in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors That May Affect Future Results.”

Management Overview

We are a global intimate apparel company with a portfolio of established, well-known brands, top-selling products and an iconic heritage. We design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels, including department stores, national chains, mass merchants (including warehouse clubs), specialty stores, off-price retailers, our company-operated outlet stores and our website.

We sell our products under some of the most recognized brands in the intimate apparel industry, including Maidenform, Flexees, Lilyette, Sweet Nothings, Self Expressions, Rendezvous, Subtract and Bodymates. Our Maidenform, Flexees and Lilyette brands are broadly sold in department stores and national chains. Our other brands are distributed through a national chain and selected mass merchants. These other brands carry our corporate endorsement and leverage our product technology, but are separate brands with distinctly different logos. In addition to our owned brands, we also supply private-label products to selected retailers.

We operate in two segments, wholesale and retail. Our wholesale segment includes both our domestic and international wholesale markets. Our retail segment includes our company-operated outlet stores and our website.

Trends in Our Business

We have identified many near-term opportunities for growth and operational improvements, as well as challenges to our business. In particular, management believes that there are many factors influencing the intimate apparel industry, including but not limited to: consistent demand for foundation garments, consumer demand for product innovation and leading brands, sourcing and supply chain efficiencies, continued growth of the mass merchant channel, pressure from retailers caused by the ongoing consolidation in the retail industry, increases in the cost of the raw materials used in intimate apparel products and uncertainty surrounding import restrictions.

We believe we are well-positioned to capitalize on or address these trends by, among other things:

➢	increasing consumer identification with our brands through further marketing investments;
➢	continuing to launch innovative products, such as the Maidenform Dream collection to be introduced in the third quarter of 2005;
➢	increasing our presence in department stores and national chains;
➢	expanding our presence in the mass merchant channel primarily through the use of our Self Expressions, Sweet Nothings and Bodymates brands;
➢	expanding our international presence;
➢	being a marketer, rather than a manufacturer, of intimate apparel by sourcing all of our products from third-party suppliers;
➢	making selective acquisitions and or developing products and marketing that will complement our existing products or distribution channels; and
➢	merchandise, market and sell private label product for selected retailers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Wholesale Segment

The following trends are among the key variables that will affect our wholesale segment:

Department Stores. We plan to continue to invest in increasing our net sales in this channel, which we believe is important to our long-term positioning in the channel. In the department store channel, there has been a growing trend toward retailer consolidation. As a result, we expect the rate of our net sales growth to be moderated by the reduction in both the number of department store customers and the number of doors (distinct locations operated by a particular retailer) operated by those customers.

National Chains. In the national chains channel, we have grown both our market share and our net sales significantly in the past several years. We expect to see continued growth in this channel in the future as consumers continue to seek out value alternatives and as our customers in this channel continue to open new doors.

Mass Merchants. In the mass merchant channel, we intend to accelerate our penetration primarily through the use of our Self Expressions, Sweet Nothings and Bodymates brands to both mass merchants and, to a lesser degree, warehouse clubs. We have experienced significant growth in this channel over the past several years and expect to achieve significant growth in the future as we are able to increase both the floor space and number of doors at which our products are sold. We expect that both our net sales to this channel and our net sales to this channel as a percentage of our total net sales is likely to increase over time.

International. Our products are currently distributed in 48 foreign countries and territories, although our international sales represent only a modest portion of our total wholesale net sales. We intend to continue to focus our international selling efforts in markets with consumer preferences similar to those found in the United States, including the United Kingdom and Canada, where we have already developed a presence. We believe that we have established a broad footprint globally, and that there is a continuing opportunity to grow our brands and expand our presence in countries in which we currently sell.

Other. Our net sales from this channel have historically been a relatively small component of our overall net sales. We participate in private label in the specialty retailer area as opportunities present themselves. Because of fluctuations in opportunities in this channel and its relatively small contribution to our overall net sales, we do not view this as a meaningful component of our growth. We will selectively target strategic acquisitions to grow our consumer base and would utilize the acquired companies to complement the products, channels and geographic reach of our existing portfolio. We believe that acquisitions could enhance our product offerings to retailers and provide potential growth. We believe we can leverage our core competencies such as product development, brand management, logistics and marketing to create significant value from the acquired businesses.

Retail Segment

We believe our retail sales volume is driven by our ability to service our existing consumers and obtain new consumers, as well as overall general economic conditions, such as the general retail environment, that can affect our consumers and ultimately their levels of overall spending. Additionally, identifying optimal retail outlet locations, favorable leasing arrangements, and improving our store productivity are factors important to growing our retail segment’s net sales. We also sell our products through our website, www.maidenform.com, although we currently do not generate a significant amount of net sales through this channel.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Our objectives in our retail segment are to continue to increase the productivity of our portfolio of stores through effective merchandising and focused advertising, as well as selectively closing a few of our less productive locations and potentially opening new stores in more productive locations. Even in those situations where we selectively close less productive outlet stores and do not open a new location in that region, we believe those consumers can still purchase many of our Maidenform brands from our other outlet stores, our website or our wholesale segment customers that carry these brands. Historically, we have primarily sold excess and, to a lesser extent, obsolete inventories through our outlet stores at a higher margin than that achieved through other liquidation alternatives.

Definitions

In reviewing our operating performance, we evaluate both the wholesale and retail segments by focusing on each segment’s operating income, cash flows from operations and inventory turns.

Net Sales. Our net sales are derived from two operating segments, wholesale and retail. Our net sales in the wholesale segment are sales recorded net of cooperative advertising allowances, sales returns, sales discounts, and markdown allowances provided to our customers. Net sales in our retail segment are recorded at the point-of-sale.

Cost of Sales. During 2005, we closed our remaining manufacturing facilities in Mexico and Florida; therefore, the principal elements of our cost of sales are for finished goods inventories purchased from our sourced vendors. Included in cost of sales and affecting our overall gross margins are freight expenses from the manufacturers to our distribution centers in situations where such expenses are charged separately. Also included in cost of sales is the cost of warehousing, labor and overhead related to receiving and warehousing at our distribution centers, and depreciation of assets related to our receiving and warehousing in our distribution centers. Direct labor, cost of fabrics, as well as raw materials for fabrics, are the primary components driving the overall cost of our sourced finished goods inventories from our sourcing vendors.

Selling, General and Administrative (SG&A). Our SG&A expenses include all of our marketing, selling, distribution and general and administrative expenses for both the wholesale and retail segments (which include our retail outlet store payroll and related benefits), and rent expense. General and administrative expenses include management payroll, benefits, travel, information systems, accounting, insurance and legal. Additionally, depreciation related to the shipping function in our distribution centers and our corporate office assets such as furniture, fixtures, and equipment, as well as amortization of intellectual property, is included in SG&A.

Income Taxes. We account for income taxes using the liability method, which recognizes the amount of income tax payable or refundable for the current year and recognizes deferred tax liabilities and assets for the future tax consequences of the events that have been recognized in the financial statements or tax returns. We routinely evaluate all deferred tax assets to determine the likelihood of their realization and record a valuation allowance if it is more likely than not that a deferred tax asset will not be realized. For more information, see Note 9 to our condensed consolidated financial statements included elsewhere in this Form 10-Q. Net operating loss carryforwards (NOLs) enable a company to apply net operating losses incurred during a current period against a future period's profits in order to reduce cash tax liabilities in those future periods. In periods when a company is generating operating losses, its NOLs will increase. The tax effect of the NOLs is recorded as a deferred tax asset. If the company does not believe that it is more likely than not that it will be able to utilize the NOLs, it records a valuation allowance against the deferred tax asset. Additionally, Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Upon emergence from bankruptcy in 1999, our NOLs were subject to Section 382 limitations. As a result of the Acquisition (defined below) in 2004, we experienced a change in control, as defined by Section 382. As a result of this ownership change, the utilization of our NOLs are subject to a new annual limitation under Section 382. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the 60-month period after the ownership change. Based on fair values of certain assets as determined in connection with the Acquisition and compared with those values in connection with the initial public offering, we have approximately $66.7 million of deemed built-in gains that are anticipated to be recognized or deemed recognized during the aforementioned 60-month period. We have approximately $92.6 million of NOLs available for utilization in the years from 2005 through 2023. In addition, the sale of shares in the July 2005 initial public offering may have resulted in another change in control for the purpose of Section 382. We intend to assess the impact, if any, during the third quarter of 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Acquisition-Related Charges. On May 11, 2004, MF Acquisition Corporation acquired 100% of Maidenform, Inc. (the "Acquisition") through a merger of its wholly owned subsidiary into Maidenform, Inc. Stockholders of Maidenform, Inc. received either cash or stock of MF Acquisition Corporation in exchange for their shares of Maidenform, Inc. On April 5, 2005, MF Acquisition Corporation changed its name to Maidenform Brands, Inc. Our capitalization structure changed significantly as a result of the Acquisition. Financing for the Acquisition totaled $237.3 million and was provided by a first lien term loan of $100.0 million, revolver borrowings of $12.5 million, a second lien term loan of $50.0 million and $74.8 million of cash and capital invested by MF Acquisition Corporation and other investors, including rollover equity by certain members of management of $2.8 million and continuing stockholders of $15.0 million.

The Acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and Emerging Issues Task Force (EITF) No. 88-16, "Basis In Leveraged Buyout Transactions." Accordingly, the retained interest of the continuing stockholders (the 23.8% retained by certain members of management and continuing stockholders) was recorded at carryover basis. The remainder of the investment in the assets and liabilities acquired (the 76.2% acquired by new stockholders) was recorded at fair value. The excess of the purchase price over carryover basis of net assets acquired, treated as a deemed dividend of $21.5 million to continuing stockholders, was recognized as a reduction of stockholders' equity (deficit). As a result, the total purchase price of $205.2 million was allocated to the assets and liabilities based on their estimated fair values at the Acquisition date, after taking into account carryover basis as discussed above. The estimated fair values were determined by valuation reports provided by independent third-party appraisals.

Results of Operations

For discussion purposes only, our results for the three and six month periods ended June 26, 2004 discussed below represent the mathematical addition of the historical results for the Predecessor period from March 28, 2004 through May 10, 2004 and the Successor period from May 11, 2004 through June 26, 2004 for the three months, and for the Predecessor period from December 28, 2003 through May 10, 2004 and the Successor period from May 11, 2004 through June 26, 2004 for the six months. This approach is not consistent with generally accepted accounting principles and yields results that are not comparable on a period-to-period basis due to the new basis of accounting established at the Acquisition date. However, we believe it is the most meaningful way to comment on the results of operations for the three and six month periods ended July 2, 2005 compared to those of the three and six month periods ended June 26, 2004 because a discussion of partial periods would not be meaningful.

The combined financial results shown below include certain purchase accounting adjustments and one-time charges directly related to the Acquisition, the most significant of which are $14.3 million of Acquisition-related charges incurred during the Predecessor period from December 28, 2003 through May 10, 2004 and a $10.8 million non-cash charge related to inventory recorded at fair market value in connection with the Acquisition and sold during the Successor period from May 11, 2004 through June 26, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

	Three Months Ended		Six Months Ended
	Successor	Combined for	Successor	Combined for
		the period from		the period from
		March 28, 2004		December 28, 2003
		through		through
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
OPERATING DATA:
Wholesale sales	$87.5	$79.4	$177.7	$147.5
Retail sales	14.8	14.5	24.8	25.0
Net sales	102.3	93.9	202.5	172.5
Cost of sales	64.3	65.1	130.2	116.3
Gross profit	38.0	28.8	72.3	56.2
Selling, general and administrative	24.7	23.9	48.1	45.1
Acquisition-related charges	-	14.3	-	14.3
Operating income (loss)	$13.3	$(9.4)	$24.2	$(3.2)

	As a percentage of net sales
	Three Months Ended		Six Months Ended
	Successor	Combined for	Successor	Combined for
		the period from		the period from
		March 28, 2004		December 28, 2003
		through		through
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
OPERATING DATA:
Wholesale sales	85.5%	84.6%	87.8%	85.5%
Retail sales	14.5	15.4	12.2	14.5
Net sales	100.0	100.0	100.0	100.0
Cost of sales	62.9	69.3	64.3	67.4
Gross profit	37.1	30.7	35.7	32.6
Selling, general and administrative	24.1	25.5	23.8	26.1
Acquisition-related charges	-	15.2	-	8.3
Operating income (loss)	13.0%	(10.0%)	12.0%	(1.9%)

Net Sales

Consolidated net sales increased $8.4 million, or 8.9%, from $93.9 million for the three months ended June 26, 2004 to $102.3 million for the three months ended July 2, 2005. Net sales in our wholesale segment increased by $8.1 million, or 10.2%, from $79.4 million for the three months ended June 26, 2004 to $87.5 million for the three months ended July 2, 2005. Net sales in our retail segment increased $0.3 million, or 2.1%, from $14.5 million for the three months ended June 26, 2004 to $14.8 million for the three months ended July 2, 2005. Consolidated net sales increased $30.0 million, or 17.4%, from $172.5 million for the six months ended June 26, 2004 to $202.5 million for the six months ended July 2, 2005. Net sales in our wholesale segment increased by $30.2 million, or 20.5%, from $147.5 million for the six months ended June 26, 2004 to $177.7 million for the six months ended July 2, 2005. Our net sales in the first quarter 2005 benefited significantly from a roll-out of certain products to all stores of a major mass merchant and the launch of a line of panties at a national chain. Net sales in our retail segment decreased $0.2 million, or 0.8%, from $25.0 million for the six months ended June 26, 2004 to $24.8 million for the six months ended July 2, 2005.

Our wholesale segment net sales are derived from the following channels: department stores, national chains, mass merchants (including warehouse clubs), specialty stores, and off-price retailers. Of the $8.1 million increase in wholesale net sales during the three months ended July 2, 2005, $6.9 million of the total increase was from increased sales in the mass merchant channel driven by increased allotted selling space, additional product placement within the stores and new door growth as compared to the three months ended June 26, 2004. An additional $4.7 million increase came from national chain stores primarily as a result of new door growth and additional product placement within the stores. The remaining sales increases resulted from $2.4 million from off-price retailers and $1.8 million from international sales. These increases were partially offset by a decrease in sales of $6.2 million to a specialty retailer due to discontinuation of certain styles and a decrease of $1.5 million from the department store channel.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Of the $30.2 million increase in wholesale segment net sales during the six months ended July 2, 2005, $21.2 million of the total increase was from increased sales in the mass merchant channel driven by increased allotted selling space, additional product placement within the stores and new door growth as compared to the six months ended June 26, 2004. An additional $9.1 million increase came from national chain stores primarily as a result of new door growth and additional product placement within this channel. The remaining sales increases resulted from $4.3 million from international sales primarily due to new door growth and additional product placement within the stores and $3.2 million from off-price retailers. These increases were partially offset by a decrease in sales of $5.9 million to specialty retailers due to discontinuation and non-recurring launch of certain styles and a decrease of $1.7 million from the department store channel. Our net sales in the first quarter of 2005 benefited significantly from a roll-out of certain products to all stores of a major mass merchant and the launch of a line of panties at a national chain.

In our retail segment, we had 91 open outlet stores as of June 26, 2004 compared to 81 open outlet stores as of July 2, 2005.  The decline in retail net sales caused by fewer stores was more than offset by increased internet sales and increased same store sales for the three months ended July 2, 2005, and were offset in part by increased internet sales and increased same store sales for the six months ended July 2, 2005.  Same stores sales, defined as sales from stores open for more than one year, for the three month period ended July 2, 2005 increased 1.9% as compared to the three months ended June 26, 2004 and for the six month period ended July 2, 2005 increased 2.0% as compared to the six months ended June 26, 2004 due primarily to increased promotional offerings. Our internet sales increased by $0.4 million from $0.3 million for the three months ended June 26, 2004 to $0.7 million for the three months ended July 2, 2005. Our internet sales increased by $0.5 million from $0.6 million for six months ended June 26, 2004 to $1.1 million for the six months ended July 2, 2005.

Gross Profit

Consolidated gross profit increased by $9.2 million from $28.8 million for the three months ended June 26, 2004 to $38.0 million for the three months ended July 2, 2005. As a percentage of net sales, gross margin increased by 6.4 percentage points from 30.7% for the three months ended June 26, 2004 to 37.1% for the three months ended July 2, 2005.  Consolidated gross profit increased by $16.1 million from $56.2 million during the six months ended June 26, 2004 to $72.3 million for the six months ended July 2, 2005. As a percentage of net sales, gross profit increased by 3.1 percentage points from 32.6% for the six month periods ended June 26, 2004 to 35.7% for the six months ended July 2, 2005.

Both the three and six months ended June 26, 2004 include non-recurring adjustments of $10.8 million ($9.7 million recognized by our wholesale segment and $1.1 million recognized by our retail segment) related to increasing inventories to fair market value at the date of the Acquisition and the reversal of a $1.0 million reserve in our wholesale segment for a supplier advance that was no longer deemed required. Our gross margins for both the three and six month periods ended July 2, 2005 have been negatively impacted by increased manufacturing costs as a result of operating our plants at less than optimum capacity as we phased out our internal manufacturing through the closing of our remaining production facilities and by increased net sales to off-price retailers at a lower gross margin.

Gross profit for the wholesale segment was 28.1% for the three months ended June 26, 2004 as compared to 34.3% for the three months ended July 2, 2005 and 30.2% for the six months ended June 26, 2004 as compared to 33.4% for the six months ended July 2, 2005. Our gross margins for both the three and six month periods ended July 2, 2005 have been negatively impacted by the closing of our remaining production facilities and by increased net sales to off-price retailers as discussed above. Our gross margins for both the three and six month periods ended June 26, 2004 have been negatively impacted by the non-recurring adjustments as discussed above.

Gross profit for the retail segment was 44.8% for the three months ended June 26, 2004 as compared to 54.1% for the three months ended July 2, 2005 and 46.8% for the six months ended June 26, 2004 as compared to 52.0% for the six months ended July 2, 2005. Our gross margins for both the three and six month periods ended July 2, 2005 have been favorably impacted by increased internet sales offset by a change in sales mix in our retail stores. Our gross margins for both the three and six month periods ended June 26, 2004 have been negatively impacted by the non-recurring adjustments as discussed above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Selling, General and Administrative Expenses (SG&A)

Consolidated SG&A increased by $0.8 million, or 3.3%, from $23.9 million for the three months ended June 26, 2004 to $24.7 million for the three months ended July 2, 2005. However, as a percentage of net sales, SG&A decreased from 25.5% for the three months ended June 26, 2004 to 24.1% for the three months ended July 2, 2005 primarily as a result of increased net sales. The $0.8 million increase is primarily a result of the following items within our wholesale segment: $1.3 million of expenses associated with our initial public offering and an increase of $1.5 million primarily from amortization of intangible assets and severance expense. Partially offsetting these changes was a decrease of $1.7 million in payroll and related benefits from a reduction in our incentive compensation and other benefits, and a decrease of $0.3 million in other expenses.

Consolidated SG&A increased by $3.0 million, or 6.7%, from $45.1 million for the six months ended June 26, 2004 to $48.1 million for the six months ended July 2, 2005. However, as a percentage of net sales, SG&A decreased from 26.1% for the six months ended June 26, 2004 to 23.8% for the six months ended July 2, 2005 primarily as a result of increased net sales. The $3.0 million increase is primarily a result of the following items within our wholesale segment: $1.9 million of expenses associated with our initial public offering; $1.3 million of increased professional fees associated with Sarbanes-Oxley compliance, legal services and recruiting expense; $1.1 million severance expense. Partially offsetting these changes was a decrease in payroll and related benefits of $1.0 million from a reduction in our incentive compensation and other benefits, and a decrease of $0.3 million in other expenses.

Wholesale segment SG&A, which includes corporate-related expenses, increased by $0.9 million, or 5.4%, from $16.7 million for the three months ended June 26, 2004 to $17.6 million for the three months ended July 2, 2005. However, as a percentage of net sales, wholesale segment SG&A declined from 21.0% for the three months ended June 26, 2004 to 20.1% for the three months ended July 2, 2005. Our wholesale segment SG&A increased by $3.1 million, or 9.8%, from $31.5 million for the six months ended June 26, 2004 to $34.6 million for the six months ended July 2, 2005. However, as a percentage of net sales, SG&A decreased from 21.4% for the six months ended June 26, 2004 to 19.5% for the six months ended July 2, 2005. The increase of $0.9 million for the three months ended July 2, 2005 and the increase of $3.1 million for the six months ended July 2, 2005 are a result of the fluctuations discussed above.

SG&A for our retail segment decreased by $0.1 million, or 1.4%, from $7.2 million for the three months ended June 26, 2004 to $7.1 million for the three months ended July 2, 2005. However, as a percentage of net sales, SG&A decreased from 49.7% for the three months ended June 26, 2004 to 48.0% for the three months ended July 2, 2005. Our retail segment SG&A decreased by $0.1 million, or 0.7%, from $13.6 million for the six months ended June 26, 2004 to $13.5 million for the six months ended July 2, 2005. As a percentage of net sales, SG&A remained flat at 54.4% for the six months ended June 26, 2004 and for the six months ended July 2, 2005.

As a result of our initial public offering in July 2005, we will incur additional expenses associated with being a public company. The three and six month periods discussed above do not include such expenses. We estimate that the additional expenses will be approximately $0.8 million per quarter.

Acquisition-Related Charges

Acquisition-related charges of $14.3 million were recorded in May 2004 in connection with the Acquisition, including (i) $6.6 million for sellers’ transaction fees and expenses, (ii) $5.6 million for stock compensation expense from settlement of stock options on May 10, 2004, (iii) $2.0 million in special compensation paid to management and (iv) $0.1 million in other Acquisition-related charges.

Operating Income (Loss)

Our consolidated operating income increased by $22.7 million from a loss of $(9.4) million for the three months ended June 26, 2004 to $13.3 million for the three months ended July 2, 2005. Our consolidated operating income increased by $27.4 million from a loss of $(3.2) million for the six months ended June 26, 2004 to $24.2 million for the six months ended July 2, 2005. Our operating income for both the three and six month periods ended July 2, 2005 have been negatively impacted by the closing of our remaining production facilities and by increased net sales to off-price retailers as discussed above. Both the three and six months ended June 26, 2004 was negatively impacted by certain adjustments and non-recurring charges, including the Acquisition-related charges of $14.3 million, as discussed above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

For the foregoing reasons, operating income for the wholesale segment increased by $6.8 million, from $5.6 million during the three months ended June 26, 2004 to $12.4 million during the three months ended July 2, 2005. Operating income for the wholesale segment increased by $11.8 million, from $13.0 million during the six months ended June 26, 2004 to $24.8 million during the six months ended July 2, 2005.

Also, for the reasons discussed above, operating income for the retail segment increased by $1.6 million from a loss of $(0.7) million during the three months ended June 26, 2004 to $0.9 million during the three months ended July 2, 2005. The retail segment’s operating loss decreased by $1.3 million from a loss of $(1.9) million during the six months ended June 26, 2004 to a loss of $(0.6) million during the six months ended July 2, 2005.

Interest Expense, Net

On June 29, 2005, we amended our Credit Facility by prepaying the total balance of $50.0 million outstanding on our Second Lien Facility bearing an interest rate of LIBOR plus 7.5%. Simultaneously, we increased the borrowings on our First Lien Term Facility from $88.9 million to $150.0 million and modified the interest rate from LIBOR plus 2.75% to LIBOR plus 2.25%. This 2.25% margin will be reduced by 0.25% on December 29, 2005. If our leverage ratio is less than 3 to 1, then, after that date, the 2.00% margin will be further reduced by 0.25%.

Interest expense, net increased by $4.8 million from $3.2 million for the three months ended June 26, 2004 to $8.0 million for the three months ended July 2, 2005, resulting from expensing deferred financing costs of $4.9 million in connection with the amendment of our Credit Facility and the prepayment of the Second Lien Facility on June 29, 2005.

Interest expense, net increased $7.0 million from $3.9 million for the six months ended June 26, 2004 to $10.9 for the six months ended July 2, 2005. This increase was a result of expensing deferred financing costs of $4.9 million in connection with the amendment of our Credit Facility and the repayment of the Second Lien Facility on June 29, 2005 and higher debt outstanding at a higher interest rate during the six months ended July 2, 2005. The average balance of total debt outstanding increased from $80.4 million for the six months ended June 26, 2004 to $144.6 million for the six months ended July 2, 2005 and the average interest rate during the six months ended June 26, 2004 was 5.7% as compared to a 7.0% average interest rate during the six months ended July 2, 2005.

Income Tax Expense (Benefit)

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets; changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. Our effective income tax rate for the three and six month Successor periods ended July 2, 2005 was 51.3% and 46.9%, respectively,  as compared to an effective income tax rate for the combined Predecessor and Successor three and six month periods ended June 26, 2004 of  (20.7)% and (5.6)%, respectively.  Our income tax expense for the three and six month periods ended July 2, 2005 was negatively impacted by non-deductible expenses incurred during those periods in connection with our initial public offering.  During the three and six month periods ended June 26, 2004, we incurred losses before the provision for income taxes.  The income tax benefit from the losses was negatively impacted by non-deductible expenses incurred during those periods in connection with the Acquisition.

Because of significant net operating loss carryforwards (NOLs) available to offset income taxes payable, our cash income taxes to be paid will be at a rate significantly lower than the effective income tax rate. These NOLs have the effect of reducing the GAAP effective income tax rate as reported on our income statement to a lower income tax rate to be paid on a cash basis.

Net Income (Loss)

For the foregoing reasons, our net income (loss) increased from a loss of $(10.0) million for the three months ended June 26, 2004 to net income of $2.6 million for the three months ended July 2, 2005. Our net income (loss) for the six months ended increased from a loss of $(6.6) million for the six months ended June 26, 2004 to net income of $7.0 million for the six months ended July 2, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Preferred Stock Dividends and Changes in Redemption Value

For the three months ended July 2, 2005, preferred stock dividends and accretion include a special preferred stock dividend of $13.3 million, the accrual of $1.5 million of preferred stock dividends, and the reduction of the preferred stock redemption premium of $(0.7) million. The three months ended June 26, 2004 include $2.2 million of accretion related to the preferred stock issued in connection with the Acquisition.

For the six months ended July 2, 2005 preferred stock dividends and accretion include a special preferred stock dividend of $13.3 million, the accrual of $2.9 million of preferred stock dividends, and the reduction of the preferred stock redemption premium of $(0.7) million. The six months ended June 26, 2004 include $2.2 million of accretion related to the preferred stock issued in connection with the Acquisition.

Net Loss Available to Common Stockholders

For the foregoing reasons, the net loss available to common stockholders for the three months ended July 2, 2005 was $(11.5) million as compared to net loss of $(12.1) million for the three months ended June 26, 2004. The net loss available to common stockholders for the six months ended July 2, 2005 was $(8.5) million as compared to net loss of $(8.8) million for the six months ended June 26, 2004.

Liquidity and Capital Resources

For discussion purposes only, our six months ended June 26, 2004 cash flow data represent the mathematical addition of the historical cash flow data for the Predecessor period from December 28, 2003 through May 10, 2004 and the Successor period from May 11, 2004 through June 26, 2004. This approach is not consistent with generally accepted accounting principles and yields results that are not comparable on a period-to-period basis due to the new basis of accounting established at the Acquisition date. However, we believe it is the most meaningful way to comment on the cash flows for the six months ended June 26, 2004 compared to the six months ended July 2, 2005 because a discussion of partial periods would not be meaningful.

Operating activities. Cash flows used in operating activities were $12.8 million in the six months ended July 2, 2005 compared to cash flows provided by operating activities of $4.6 million in the six months ended June 26, 2004. This change in cash from operating activities was due to increased accounts receivable and inventory and lower accrued expenses and other liabilities, primarily due to the timing of Acquisition-related expenses in the prior year period. Year-end fiscal 2004 inventories were abnormally low as a result of import restrictions related to the China safeguards in place at the end of fiscal 2004. Accounts receivable at the end of the second quarter of 2005 rose to $51.9 million from $42.9 million for the comparable period of 2004 and up from $24.0 million at the end of fiscal 2004. These factors were partially offset by higher net income, an increase in accounts payable associated with the increased inventory and an increase in higher income taxes payable (primarily due to non-deductible expenses associated with our initial public offering and the collection of our income tax receivable outstanding at fiscal year end 2004).

Investing activities. There were no cash flows used in investing activities in the six months ended July 2, 2005 compared to cash flows used in investing activities of $159.5 million in the six months ended June 26, 2004. The significant use of cash in the six months ended June 26, 2004 was primarily due to payments of $158.5 million related to the Acquisition.

Financing activities. Cash flows used in financing activities were $3.2 million in the six months ended July 2, 2005 compared to cash flows provided by financing activities of $154.8 million in the six months ended June 26, 2004. The decrease is mainly due to lower net borrowings and the payment of a special preferred stock dividend during the six months ended July 2, 2005. The cash provided from financing activities during the six months ended June 26, 2004 was primarily from borrowings from new credit facilities entered into at the time of the Acquisition, offset by payment of all debt outstanding at May 11, 2004.

On June 29, 2005, we amended our existing First Lien Facilities and prepaid the outstanding balance of our Second Lien Facility. The amended First Lien Facilities (“Credit Facility”) provides for borrowings in the aggregate amount of $200,000 maturing on May 11, 2010 and is comprised of: (i) a $150,000 amortizing term loan facility (the “Term Loan Facility’’) and (ii) a $50,000 revolving credit facility (the ‘‘Revolving Facility’’). In connection with the Credit Facility, we paid fees of $2.4 million, and in connection with the repayment of the Second Lien Facility, we paid a prepayment penalty fee of $1.0 million. For the six month period ended July 2, 2005, amortization of financing costs included in interest expense was $5.6 million (which includes $4.9 million of deferred financing expense in connection with the amendment of the First Lien Facilities and the prepayment of the Second Lien Facility).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

As of July 2, 2005, we had $150.0 million outstanding under our Term Loan Facility and we had approximately $37.8 million available for borrowings under the Revolving Facility after giving effect to $10.0 million of outstanding borrowings under the Revolving Facility and $2.2 million of outstanding letters of credit. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. We were in compliance with all debt covenants at July 2, 2005. On August 1, 2005, we paid the total amount of outstanding borrowings on our Revolving Facility, which totaled $10.0 million.

On July 22, 2005, we priced an initial public offering of 14,513,889 shares of common stock of which 3,375,000 and 11,138,889 shares were offered by us and certain selling stockholders, respectively, at a price of $17.00 per share. Upon the consummation of the offering on July 27, 2005, net proceeds of $53.4 million and $176.1 million were distributed to us and selling stockholders, respectively. Approximately $46.8 million of the net proceeds to us was used to redeem all the outstanding shares of our preferred stock, including shares of preferred stock acquired upon the exercise of all outstanding options to purchase shares of our preferred stock, and pay all accrued and unpaid dividends associated with the preferred stock and preferred stock options. In addition, the put option on certain shares of common stock classified as temporary equity was extinguished as a result of the initial public offering and such common stock will no longer be classified as temporary equity.

We believe that our existing cash balances and available borrowings under the Revolving Facility, along with our future cash flow from operations, will enable us to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

Contractual Obligations

We have various contractual obligations which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements.

The following table summarizes our significant contractual obligations and commercial commitments at July 2, 2005 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional details regarding these obligations are provided in the notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

	Balance of
	fiscal	In fiscal	In fiscal	In fiscal	In fiscal
	2005	2006	2007	2008	2009	Thereafter	Total
	(in millions)
Short-term debt	$10.4	$-	$-	$-	$-	$-	$10.4
Long-term debt (1)	0.7	1.5	1.5	1.1	37.2	108.0	150.0
Interest on long-term debt (2)	4.2	8.2	8.2	8.1	7.5	1.5	37.7
Operating lease	2.5	4.2	2.7	2.1	1.0	0.7	13.2
Total financial obligations	17.8	13.9	12.4	11.3	45.7	110.2	211.3
Purchase obligations (3)	48.5	-	-	-	-	-	48.5
Total financial obligations and commitments	$66.3	$13.9	$12.4	$11.3	$45.7	$110.2	$259.8

(1) For the years 2006 through the expiration date of the Credit Facility, we may be required to make annual consolidated excess cash flow payments depending on applicable leverage ratios.
(2) The interest rate for the variable portion of long-term debt was the rate in effect at July 2, 2005.
(3) Unconditional purchase obligations are defined as agreements to purchase goods that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The purchase obligations category above relates to commitments for inventory purchases. Amounts reflected in our condensed consolidated balance sheets in accounts payable or other current liabilities are excluded from the table above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

In addition to the total contractual obligations and commitments included in the table above, we have the following obligations and commitments: (i) pension and post-retirement benefit obligations included in other non-current liabilities (we expect to contribute approximately $1.7 million to our pension and post-retirement plans before the end of September 2005), and (ii) the redemption of our preferred stock, which occurred in connection with our initial public offering (see Liquidity and Capital Resources - Financing Activities).

Contingent Commitments and Contingencies

We also have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur. We do not currently expect that the remaining contingent commitments will result in any amounts being paid by us.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our registration statement on Form S-1 (Registration No. 333-124228), as declared effective by the Securities and Exchange Commission on July 21, 2005.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, ‘‘Inventory Cost—An Amendment of ARB 43, Chapter 4,’’ to clarify that abnormal amounts of certain costs should be recognized as period costs. This Statement is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the impact, if any, that SFAS No. 151 will have on our consolidated statements of financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 123-R (revised 2004), ‘‘Share Based Payment,’’ which is a revision of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation.’’ This Statement supersedes APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and is effective for fiscal years beginning after June 15, 2005. As we have already adopted SFAS No. 123, we do not believe that this revision will have a significant effect on our consolidated statements of financial position, results of operations and cash flows.

Risk Factors That May Affect Future Results

Any investment in our common stock involves a high degree of risk.  You should consider carefully the risks described below, together with the other information contained in this report.  If any of the following events actually occurs, our business, financial condition and results of operations may suffer materially.  As a result, the market price of our common stock could decline, and you could lose all or part of your investment in our common stock.

Risks Related To Our Business and Our Industry

Our growth cannot be assured. Even if we do experience growth, we cannot assure you that we will grow profitably.

Although we have experienced significant growth in our net sales since 2001, historical growth rates may not be sustainable and are not necessarily indicative of future operating results. Our efforts to generate future growth in net sales might not be successful or result in increased net sales, higher margins or continued profitability. To the extent that net sales do not grow at anticipated rates, that increases in operating expenses precede or are not subsequently followed by commensurate increases in net sales, or that we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition could be materially and adversely affected.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

We have experienced losses in the past and may incur losses in the future.

We experienced net losses for our 2004 fiscal year and for each of the fiscal years from 1995 to 2001. Furthermore, our predecessor company declared bankruptcy in July 1997 and emerged from bankruptcy in July 1999. We expect that our expenses will increase in the near term in order to continue expanding our business and to meet the requirements related to being a public company. We might not be able to return to profitability and we may incur losses in future periods. If we are not able to return to profitability, our stock price is likely to decline.

If we experience fluctuations in our results of operations or rate of growth and fail to meet net sales and earnings expectations, our stock price may fall rapidly and without advance notice.

We base our current and future expense levels and our investment plans on estimates of our future net sales and future rate of growth, and our actual results may vary significantly from these estimates. We expect that our expenses will generally increase in the future, but may fluctuate from period to period. We may not be able to adjust our spending quickly enough if our net sales fall short of our expectations.

Our results of operations depend on both the continued growth of demand for the products we offer and, to a lesser extent, general economic and business conditions. Any softening of demand for the products we offer will harm our operating results.

A new product introduction by us may result in higher growth in our net sales in the quarter in which the product is introduced as compared to subsequent quarters, when the customer is re-stocking the item rather than stocking it for the first time.

Our results of operations may fluctuate on a quarterly basis, which could result in decreases in our stock price. Growth in net sales may not be sustainable and may decrease in the future. We believe that period-to-period comparisons of our results of operations may not be meaningful, and you should not rely upon them as an indication of future performance.

We depend on a limited number of customers for a significant portion of our sales, and our financial success is linked to the success of our customers, our customers’ commitment to our products and our ability to satisfy and retain our customers. Some of our customers have experienced financial difficulties during the past several years.

We depend on a limited number of customers for a significant portion of our sales.  One customer accounted for more than 10% of our net sales in the three months ended July 2, 2005.  We expect that these customers will continue to represent a significant portion of our net sales in the future, especially with the consolidation that is occurring in the retail industry.

We sell the majority of our products to department stores, national chains and mass merchants which in turn sell our products to consumers. We do not have long-term contracts with any of our customers, as sales to retailers are generally made on an order-by-order basis. If we cannot fill customers’ orders on time, orders may be cancelled and relationships with customers may suffer, which could have an adverse effect on us. Furthermore, if any of our customers experiences a significant downturn in its business, or fails to remain committed to our products or brands, the customer may reduce or discontinue purchases from us. The loss of a customer or a reduction in the amount of our products purchased by one or more of our customers could have a material adverse effect on our business, results of operations or financial condition.

During the past several years, various retailers, including some of our customers, have experienced significant changes and difficulties, including restructurings, bankruptcies and liquidations. These and other financial problems experienced by some of our customers, as well as general weakness in the retail environment, increase the risk of extending credit to these customers. A significant adverse change in a customer relationship or in a customer’s financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer’s receivables or limit our ability to collect amounts related to previous purchases by that customer, all of which could have a material adverse effect on our business, results of operations or financial condition.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

We operate in a highly competitive market, and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of market share and, as a result, a decrease in net sales and profitability.

The intimate apparel industry is highly competitive. Competition is generally based upon product quality, brand name recognition, price, selection, service and purchasing convenience. Both branded and private label manufacturers compete in the intimate apparel industry. Our primary competitors include Cupid Foundations Inc., Gap Inc., Jockey International, Inc., Kellwood Company, the Lane Bryant division of Charming Shoppes, Inc., Sara Lee Corporation, Triumph International, VF Corporation, the Victoria’s Secret division of Limited Brands, Inc., Wacoal Corp. and The Warnaco Group, Inc. Because of the highly fragmented nature of the balance of the industry, both domestically and internationally, we also compete with many small manufacturers and retailers. Additionally, department stores, specialty stores and other retailers, including our customers, have significant private label product offerings that compete with us, and these retailers may choose to source these private label product offerings directly from third-party manufacturers.

Specialty retailers, such as Victoria’s Secret, have grown at a faster rate in recent years than the industry in general and than department stores and national chains, to which we sell the majority of our products, in particular. Furthermore, many specialty retailers primarily sell private label products, and we cannot predict the future growth, if any, for our products in the specialty retailer channel.

Many of our competitors have significantly greater financial, marketing and other resources, broader product lines outside of intimate apparel and larger customer bases than we have and are less financially leveraged than we are. As a result, these competitors may be able to:

➢	adapt to changes in customer requirements more quickly;
➢	introduce new and more innovative products more quickly;
➢	better adapt to downturns in the economy or other decreases in sales;
➢	better withstand pressure to accept customer returns of their products or reductions in inventory levels carried by our customers;
➢	take advantage of acquisition and other opportunities more readily;
➢	devote greater resources to the marketing and sale of their products;
➢	adopt more aggressive pricing policies and provide greater contributions to retailer price markdowns than we can; and
➢	control sourcing production, thereby creating delays for our products.

The elimination of quotas and other trade barriers could increase competition further, as barriers to entry into the industry are reduced.

We might not be able to compete successfully with these competitors in the future. If we fail to compete successfully, our market share and results of operations would be materially and adversely affected.

Retail trends could result in increased downward pressure on our prices, reduced floor space for our products and other changes that could be harmful to our business.

There has been a growing trend toward retailer consolidation and, as a result, we increasingly sell our products to a reduced number of customers. As a result of this consolidation, we have observed an increased centralization of buying decisions and greater negotiating power by such retailers. Policy changes by our customers, such as reductions in inventory levels, limitations on access to display space and other changes by customers, could result in lower net sales. These consolidations in the retail industry, as well as further consolidations that may occur in the future, could result in price and other competition that could damage our business. Additionally, as our customers grow larger, they may increasingly require us to provide them with our products on an exclusive basis, which would cause an increase in the number of stock keeping units, or SKUs, we must carry and, consequently, our inventory levels and working capital requirements would increase. The potential impact of these types of policy changes by our customers has been amplified by the recent consolidation of retailers, as each retailer now represents a greater portion of our sales.

The intimate apparel industry is subject to pricing pressures that may cause us to lower the prices we charge for our products.

Average prices in the intimate apparel industry have been declining over the past several years, primarily as a result of the growth of the mass merchant channel of distribution, increased competition, consolidation in the retail industry and a general economic slowdown.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

To remain competitive, we must adjust our prices from time to time in response to these industry-wide pricing pressures. Many of our competitors source their product requirements, as we do, from lesser-developed countries to achieve lower operating costs. Our competitors may possibly source from regions with lower costs than those of our sourcing partners and those competitors may apply such additional cost savings to further reduce prices.

Moreover, increased customer demands for markdown allowances, incentives and other forms of economic support reduce our gross margins and affect our profitability. Our financial performance may be negatively affected by these pricing pressures if we are forced to reduce our prices without being able to correspondingly reduce our production costs or if our production costs increase and we cannot increase our prices.

We may not be able to keep pace with constantly changing fashion trends, and if we misjudge consumer preferences, the image of one or more of our brands may suffer and the demand for our products may decrease.

Our success depends, in part, on management’s ability to anticipate and respond effectively to rapidly changing fashion trends and consumer tastes and to translate market trends into appropriate, saleable product offerings. If we are unable to successfully anticipate, identify or react to changing styles or trends and misjudge the market for our products or any new product lines, our sales may be lower and we may be faced with a significant amount of unsold finished goods inventory. In response, we may be forced to increase our marketing promotions, to provide markdown allowances to our customers, or to liquidate excess merchandise, any of which could have a material adverse effect on our net sales and profitability. Our brand image may also suffer if customers believe that we are no longer able to offer innovative products, respond to the latest fashion trends or maintain the quality of our products.

Even if we are able to anticipate and respond effectively to changing fashion trends and consumer preferences, our competitors may quickly duplicate or imitate one or more aspects of our products, promotions, advertising, brand image and business processes, whether or not they are protected under applicable intellectual property law, which may materially reduce our sales and profitability.

Our customers may decide to discontinue carrying one or more of our brands or product lines in their stores if the brand or product line does not generate sufficient retail sales.

Retailers have in the past sought, and may in the future seek, to consolidate their product offerings and reduce the number of overlapping products they carry in an effort to reduce their inventory and other costs. In doing so, retailers may decide not to purchase one or more of our brands or product lines if that brand or product line does not generate sufficient retail sales and profits for the retailer. The decision by any one of our major customers to stop selling one or more of our brands or product lines may result in other retailers following suit. Even if other retailers do not stop selling the brand or product line, the loss of economies of scale may make it less profitable for us to continue selling the brand or product line. We may ultimately be required to discontinue selling that brand or product line, which may have a material adverse effect on our net sales and profitability.

Our substantial leverage could adversely affect our financial condition.

Our substantial indebtedness could have significant negative consequences. For example, it could:

➢	increase our sensitivity to interest rate fluctuations;
➢	limit our ability to obtain additional financing to fund future working capital, capital expenditures, and other general corporate requirements, or to carry out other aspects of our business plan;
➢
require us to dedicate a substantial portion of our cash flows from operations to pay principal of, and interest on, our indebtedness, thereby reducing the availability of that cash flow to fund working capital, capital expenditures or other general corporate purposes, or to carry out other aspects of our business plan;

➢	limit our flexibility in planning for, or reacting to, changes in our business and the industry;
➢	cause our suppliers to institute more onerous payment terms generally or require us to purchase letters of credit for this purpose;
➢	limit our ability to enter into new store leases or renew existing store leases;
➢	make us more sensitive to any future reduction in our long-term credit rating, which could result in reduced access to the capital markets and higher interest costs on future financings;
➢	lead us to have less favorable credit terms which would increase the amount of working capital necessary to conduct our business; and
➢	place us at a competitive disadvantage compared to our competitors that have less debt.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

In addition, our credit facility contains financial and other restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interests such as selling assets, strategic acquisitions, paying dividends, and borrowing additional funds. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt which could leave us unable to meet some or all of our obligations. See Note 4 to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

External events may cause disruptions to our supply chain, result in increased cost of sales or lead to an inability to deliver our products to our customers.

Historically, we sourced a substantial portion of our offshore production through a network of various vendors in the Asia-Pacific region, including China. Commencing in August 2005, we moved all of our production offshore. There are myriad potential events that could disrupt our foreign supply chain, including the following:

➢	political instability, acts of war or terrorism, or other international events resulting in the disruption of trade with countries where our sourcing partners’ manufacturing facilities are located;
➢	disruptions in shipping and freight forwarding services, including as a result of dockworker or port strikes;
➢	increases in oil prices, which would increase the cost of shipping;
➢	interruptions in the availability of basic services and infrastructure, including power shortages;
➢	extraordinary weather conditions (such as hurricanes) or natural disasters (such as earthquakes or tsunamis); or
➢	the occurrence of an epidemic, the spread of which may impact our ability to obtain products on a timely basis.

These and other events could interrupt production in offshore facilities, increase our cost of sales, disrupt merchandise deliveries, delay receipt of the products into the United States or prevent us from sourcing our products at all. Depending on timing, these events could also result in lost sales, cancellation charges or excessive markdowns. Our future performance may be subject to the occurrence of such events, which are beyond our control, and which could have a material adverse effect on our financial condition and results of operations.

The loss of one or more of our suppliers of finished goods or raw materials may interrupt our supplies.

We purchase intimate apparel designed by us from a limited number of third-party manufacturers. In addition, approximately 74% of our total sourcing is concentrated in two foreign countries, China and Indonesia. We do not have any material or long-term contracts with any of our suppliers. Furthermore, our finished goods suppliers also purchase the fabrics and accessories used in our products from a limited number of suppliers. The loss of one or more of these vendors could interrupt our supply chain and impact our ability to deliver products to our customers, which would have a material adverse effect on our net sales and profitability.

Increases in the price of raw materials used to manufacture our products could materially increase our costs and decrease our profitability.

The principal fabrics used in our business are made from cotton, synthetic fabrics and cotton-synthetic blends. The prices we pay for these fabrics are dependent on the market price for the raw materials used to produce them, primarily cotton and chemical components of synthetic fabrics, and there can be no assurance that prices for these and other raw materials will not increase in the near future. These raw materials are subject to price volatility caused by weather, supply conditions, power outages, government regulations, economic climate and other unpredictable factors. Fluctuations in crude oil or petroleum prices may also influence the prices of related items such as chemicals, dyestuffs, man made fiber and foam. Any raw material price increase would increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. In addition, if one or more of our competitors is able to reduce its production costs by taking advantage of any reductions in raw material prices or favorable sourcing agreements, we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have a material and adverse effect on our business, results of operations and financial condition.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Changing international trade regulation and future quantitative limits, duties or tariffs may increase our costs or limit the amount of products that we can import from suppliers in a particular country.

Our operations are, or may become, subject to various existing and proposed international trade agreements and regulations such as the North American Free Trade Agreement, the Central American Free Trade Agreement and the Caribbean Basin Initiative, and the activities and regulations of the World Trade Organization, or WTO. These trade agreements can impose requirements that negatively affect our business, such as limiting the countries from which we can source our products, restricting availability of raw material sourcing by requiring fabric from a particular country and setting quantitative limits on products that may be imported from a particular country. We are exposed to these risks as we import goods from third-party suppliers in Asia and Central America.

The countries in which our products are manufactured, or into which they are imported, may from time to time impose additional new regulations, or modify existing regulations, including:

➢
additional quantitative limits, duties, taxes, tariffs and other charges on imports, including retaliatory duties or other trade sanctions, which may or may not be based on WTO rules, and which would increase the cost of products purchased from suppliers in such countries;

➢
quantitative limits that may limit the quantity of goods which may be imported into the United States or other jurisdictions from a particular country, including the imposition of a ‘‘safeguard’’ mechanism by the U.S. government or governments in other jurisdictions, such as the European Union and its member countries, limiting our ability to import goods from China;

➢	changes in classification of products that could result in higher duty rates than we have historically paid;
➢	modification of the trading status of certain countries;
➢	requirements as to where raw materials must be purchased;
➢	creation of export licensing requirements, imposition of restriction on export quantities or specification of minimum export pricing; or
➢	creation of other restrictions on imports.

Adverse changes in these costs and restrictions could interrupt production in offshore facilities or delay receipt of our products in the United States and international markets, which would harm our business. A safeguard action has been initiated with respect to panties for the 2005 calendar year and a request for safeguard action has been requested with respect to bras. The safeguard action with respect to panties has resulted in an embargo on panties imported from China into the United States, which forecloses any such imports through the end of the 2005 calendar year. The European Union (EU) has entered into a trade agreement with China that has resulted in an embargo on bras imported from China into the EU for the balance of 2005 and quantitative restrictions on other categories. Furthermore, future trade agreements could provide our competitors with an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, results of operations or financial condition.

Decreases in the value of the U.S. dollar could materially increase our cost of sales.

We have shifted all of our production to third-party suppliers, primarily in countries in the Asia-Pacific region. While we pay these third-party suppliers in U.S. dollars, their costs are typically based upon the local currency of the country in which they operate. Any decrease in the value of the U.S. dollar against these foreign currencies could result in a corresponding increase in our future cost of sales and decrease in our profitability, which could have a material adverse effect on our financial condition and operating results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

We expect to continue to expand our sales operations outside of the United States and we may be unsuccessful in these efforts.

We expect to continue to expand our operations outside of the United States. There are certain risks inherent in doing business in international markets, which include:

➢	difficulties in staffing and managing foreign operations;
➢	understanding consumer tastes and fashion trends in foreign jurisdictions;
➢	the inability to manage and coordinate the various regulatory requirements of multiple jurisdictions that are constantly evolving and subject to unexpected change;
➢	reduced or no protection for intellectual property rights;
➢	fluctuations in exchange rates;
➢	less developed technological infrastructures;
➢	inability to change management in these other countries due to applicable local law, severance obligations and social norms;
➢
difficulty in obtaining the necessary regulatory approvals for planned expansion, if any, and the possibility that any approvals that are obtained may impose restrictions on the operation of our business;

➢	reductions in business activity in those markets due to holidays and other seasonal slowdowns in the localized retail industry; and
➢	potentially adverse tax consequences.

Our inability to manage these risks effectively could adversely affect our business and limit our ability to expand our international operations, which could have a material adverse effect on our business, financial condition and results of operations.

Our independent registered public accounting firm previously reported a material weakness in our internal control over financial reporting. If such material weakness were to recur, it could result in a material misstatement in our financial statements that would not be prevented or detected, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.

In connection with the audit of our financial statements for the 2003 fiscal year, in March 2004, our independent registered public accounting firm reported to our audit committee a ‘‘material weakness’’ in our internal control over financial reporting. In general, a material weakness is defined as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness reported by our independent registered public accounting firm was that the overall design and operation of our internal control over financial reporting were insufficient to effectively provide reasonable assurance of our ability to generate reliable financial information in accordance with generally accepted accounting principles. This was because:

➢	our accounting systems were not sufficiently integrated, thereby requiring an excessive amount of manual intervention to initiate, record, process and report financial data;
➢
our staffing levels of accounting personnel who possessed the requisite knowledge of generally accepted accounting principles to accurately prepare analyses and support accounting entries was insufficient;

➢	our monitoring and oversight of the accounting function was inadequate;
➢	our internal control over financial reporting did not include appropriate reviews and approvals of transactions, accounting entries or the data output from our accounting systems; and
➢	matters raised in the management letter relating to the audit for the 2002 fiscal year were not addressed in a timely fashion.

We have employed qualified personnel and adopted and implemented policies and procedures to address the material weakness identified by our independent registered public accounting firm. Specifically, we hired a new Chief Financial Officer, Dorvin Lively, in November 2004, and a director of financial reporting. We have also engaged an accounting firm to augment the quality of our internal control over financial reporting. However, the process of designing and implementing effective internal control over financial reporting is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of controls that is adequate to satisfy our reporting obligations as a public company.

In preparing our financial statements for our 2004 fiscal year, management did not identify any material weaknesses or significant deficiencies related to our internal control over financial reporting or our operations. In addition, in connection with the audit of our consolidated financial statements for our 2004 fiscal year, our independent registered public accounting firm did not advise our management or the audit committee of any material weaknesses or significant deficiencies related to our internal control over financial reporting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Although we believe we have addressed all elements of the material weakness identified as a result of the fiscal 2003 audit with the remedial measures we have implemented, the measures we have taken to date or any future measures we may take might not sufficiently allow us to maintain adequate controls over our financial processes and reporting in the future. In addition, additional material weaknesses in our internal control over financial reporting could be discovered in the future.

To the extent we identify any additional weaknesses in our internal control over financial reporting, significant resources from our management team and additional expenses may be required to implement and maintain effective controls and procedures. In addition, we may need to hire additional employees and outside consultants, and further train our existing employees. If the material weakness previously reported by our independent registered public accounting firm were to recur, if we fail to implement required new or improved controls, or if we encounter difficulties in their implementation, our operating results could be adversely affected, we may fail to meet our reporting obligations or we may have material misstatements in our financial statements. Any such failure also could adversely affect the results of the periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our ‘‘internal control over financial reporting’’ that will be required when the Securities and Exchange Commission’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 (the ‘‘Sarbanes-Oxley Act’’) become applicable to us beginning with our Annual Report on Form 10-K for the year ending December 30, 2006. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Any problems at our distribution centers could materially affect our ability to distribute our products.

Our distribution centers in Fayetteville, North Carolina and Shannon, Ireland serve our domestic and foreign customers. We do not have a backup facility or any alternate distribution arrangements in place. In the event that we experience problems at our distribution centers that impede the timeliness or fulfillment quality of the products being distributed, or that either of our distribution centers is partially or completely destroyed, becomes inaccessible, or is otherwise not fully usable, it would have a material adverse effect on our ability to distribute our products, which in turn would have a material adverse effect on our sales, profitability, financial condition and operating performance.

We may suffer negative publicity or be sued if the manufacturers of our merchandise violate labor laws or engage in practices that are viewed as unethical.

We rely on our sourcing personnel, utilizing established procedures, to select manufacturers with legal and ethical labor practices, but we cannot control the business and labor practices of our manufacturers. If one of these manufacturers violates, or is accused of violating, labor laws or other applicable regulations, or if such a manufacturer engages in labor or other practices that would be viewed as unethical if such practices occurred in the United States, we could in turn suffer negative publicity or be sued. In addition, if such negative publicity affected one of our customers, it could result in a loss of business for us.

If we are unable to renew or replace our store leases or enter into leases for new stores on favorable terms, or if we violate any of the terms of our current leases, our growth and profitability could be harmed.

We lease all of our outlet store locations. The majority of our store leases contain provisions for base rent plus an additional amount based on a percentage of sales in excess of an agreed upon minimum annual sales level. A number of our leases include a termination provision which applies if we do not meet certain sales levels during a specified period, typically in the third to fourth year of the lease. In addition, most of our leases will expire within the next ten years and generally do not contain options to renew. Furthermore, some of these leases contain various restrictions relating to the change of control of our company. Our leases also subject us to risks relating to compliance with changing outlet center rules and the exercise of discretion by our landlords on various matters within the outlet centers. If we are unable to renew or replace our store leases or enter into leases for new stores on favorable terms, or if we violate any of the terms of our current leases, our growth and profitability could be harmed.

Our company-operated outlet stores are heavily dependent on the ability and desire of consumers to travel and shop.

Our company-operated outlet stores are located principally in outlet centers, which are typically located at or near vacation destinations or away from large population centers where department stores and other traditional retailers are concentrated. As a result, developments that would lead to decreased travel, such as fuel shortages, increased fuel prices, travel restrictions, travel concerns, bad weather and other circumstances, including as a result of war, terrorist attacks or the perceived threat of war or terrorist attacks, could have a material adverse effect on us, as was the case after the September 11th terrorist attacks. Other factors which could affect the success of our stores include:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

➢	the location of the outlet center or the location of a particular store within an outlet center;
➢	the other tenants occupying space at the outlet center;
➢	increased competition in areas where outlet centers are located;
➢	the opening of outlet centers closer to population centers, which could materially decrease the traffic to existing outlet centers that are located further away from established population centers;
➢	a downturn in the economy generally or in a particular area where an outlet center is located; and
➢	the amount of advertising and promotional dollars spent by the landlord of the outlet center to attract consumers to the outlet center.

We experience fluctuations in our comparable outlet store sales and margins.

Our continued success depends, in part, upon our ability to continue to further improve sales, as well as both gross margins and operating margins, at our company-operated outlet stores. A variety of factors affect comparable store sales, including competition, current economic conditions, the timing of release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. These factors may cause our comparable store sales results to differ materially from prior periods and from expectations.

Our ability to further improve our comparable store sales results and margins depends in large part on improving our forecasting of demand and fashion trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our broad and diverse consumer base, managing inventory effectively, using effective pricing strategies, and optimizing store performance by controlling operating costs and closing underperforming stores. Any failure to meet the expectations of investors, security analysts or credit rating agencies in one or more future periods could reduce the market price of our common stock and cause our credit ratings to decline.

We are implementing changes to our IT systems that may disrupt operations.

We continue to evaluate and are currently implementing, in a phased approach, modifications and upgrades to our information technology systems for sourcing and distribution operations, financial reporting, planning and forecasting. Modifications involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. We might not successfully launch these new systems as planned or without disruptions to our operations. Information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.

We are subject to potential challenges relating to overtime pay and other regulations, and union contracts, that affect our relationship with our employees, which could adversely affect our business.

Federal and state laws governing our relationships with our employees affect our operating costs. These laws include wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes. A determination that we do not comply with these laws could harm our profitability or business reputation. Additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence or mandated health benefits could also materially adversely affect us.

We are a party to contracts with two separate unions. Our contract with Local 153 of OPEIU union expires in September 2005 and our contract with UNITE-HERE union expires in September 2006. Our failure or inability to renew either of these contracts could have a material adverse effect on our ability to operate our business and on our results of operations.

We are subject to various laws and regulations in the countries in which we operate.

We are subject to federal, state and local laws and regulations affecting our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and various labor, workplace and related laws, as well as environmental laws and regulations. Our international business is subject to similar regulations in the foreign countries in which we operate. We may be required to make significant expenditures to comply with governmental laws and regulations, including labeling laws and privacy laws, compliance with which may require significant additional expense. Complying with existing or future laws or regulations may materially limit our business and increase our costs. Failure to comply with such laws may expose us to potential liability and have a material adverse effect on our results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

We cannot predict our future capital needs or our ability to obtain additional financing if we need it.

Our business is dependent upon the availability of adequate funding. Historically, we have satisfied these needs primarily through debt financing and, more recently, internally-generated funds and our initial public offering. We believe there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among others, acquisitions, joint ventures, strategic alliances or other investments. As a result, we may need to raise additional funds to:

➢	support more rapid growth in our business;
➢	develop new or enhanced products;
➢	respond to competitive pressures;
➢	acquire complementary companies or technologies;
➢	expand one or more of our distribution centers to support the growth of our business or to lease additional space;
➢	fund the working capital requirements of carrying additional inventory;
➢	enter into strategic alliances; and
➢	respond to unanticipated capital needs.

We might not be able to obtain additional financing, if needed, in amounts or on terms acceptable to us, if at all. If sufficient funds are not available or are not available on terms acceptable to us, our ability to fund our expansion, take advantage of acquisition opportunities, develop or enhance our products, or otherwise respond to competitive pressures would be significantly limited. These limitations could materially and adversely affect our business, results of operations and financial condition.

We might not successfully integrate future acquisitions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Although members of our current management team have previous experience in integrating acquisitions, they have not completed any acquisitions as a team. If appropriate opportunities present themselves, we may acquire or invest in businesses, products or technologies that we believe are strategic. We might not be able to identify, negotiate or finance any future acquisition or investment successfully. Even if we do succeed in acquiring or investing in a business, product or technology, such acquisitions and investments involve a number of risks, including:

➢
we may find that the acquired company or assets do not further our business strategy, or that we overpaid for the company or assets, or that the economic conditions underlying our acquisition decision change;

➢	we may have difficulty integrating the products with our existing product lines;
➢	we may have difficulty integrating the operations and personnel of the acquired business, or retaining the key personnel of the acquired business;
➢	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of expanding into new markets; and
➢	we may acquire a company with a different customer base than ours, and those customers may elect to shift their business to other companies following the acquisition.

Future acquisitions could have an adverse effect on our operating results, particularly in the fiscal quarters immediately following their completion while we integrate the operations of the acquired business. Once integrated, acquired operations may not achieve levels of revenues, profitability or productivity comparable with those achieved by our existing operations, or otherwise perform as expected.

Furthermore, the consideration paid in connection with an investment or acquisition will affect our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash and our available borrowing capacity to consummate any acquisition. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options or other rights, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs (such as those relating to acquired in-process research and development costs) or restructuring charges. They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Our failure to register, renew or otherwise protect our trademarks and other intellectual property could have a negative impact on the value of our brand names and our ability to use those names in certain geographical areas.

We use trademarks on nearly all of our products, which is an important factor in creating a market for our goods, in identifying us, and in distinguishing our goods from those of others. We believe our trademarks, service marks, copyrights, trade secrets, patent applications and similar intellectual property are critical to our success. We rely on trademark, copyright and other intellectual property laws to protect our proprietary rights. We also depend on trade secret protection through confidentiality agreements with our employees, licensees and others and through license agreements with our licensees and other partners. We may not have agreements containing adequate protective provisions in every case and the contractual provisions that are in place may not provide us with adequate protection in all circumstances. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brand, competitive advantages or goodwill and result in decreased net sales.

Despite our efforts to protect our intellectual property rights, intellectual property laws afford us only limited protection. A third party could copy our products, designs and/or brands, or otherwise obtain information from us without authorization. Accordingly, we may not be able to prevent misappropriation of our intellectual property or to deter others from developing similar products. Further, monitoring the unauthorized use of our intellectual property, including our trademarks and service marks, is difficult. Litigation has been and may continue to be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type has resulted in and could in the future result in further substantial costs and diversion of resources, may result in counterclaims or other claims against us and could significantly harm our results of operations. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. In addition, we have not obtained trademark protection for all of our brands in all of the countries where we sell our products. This could leave us helpless to stop potential infringers or possibly even unable to sell our products in certain territories.

We may have disputes with, or be sued by, third parties for infringement or misappropriation of their proprietary rights, which could have a negative impact on our business.

Other parties have asserted in the past, and may assert in the future, claims with respect to trademark, patent, copyright or other intellectual property rights that are important to our business. Other parties might seek to block the use of, or seek monetary damages or other remedies for the prior use of, our trademarks or other intellectual property or the sale of our products as a violation of their trademark, patent or other proprietary rights. Defending any claims, even claims without merit, could be time-consuming, result in costly settlements, litigation or restrictions on our business and could damage our reputation.

In addition, there may be prior registrations or use of intellectual property in the United States or foreign countries (including, but not limited to, similar or competing marks or other proprietary rights) of which we are not aware. In all such countries, it may be possible for any third-party owner of a trademark registration in that country or other proprietary right to enjoin or limit our expansion into those countries or to seek damages for our use of such intellectual property in such countries. In the event a claim against us were successful and we could not obtain a license to the relevant intellectual property or redesign or rename our products or operations to avoid infringement, our business, financial condition or results of operations could be harmed. In addition, securing registrations does not fully insulate us against intellectual property claims, as another party may have rights superior to our registration or our registration may be vulnerable to attack on various other grounds.

Any such claims of infringement or misappropriation, whether meritorious or not, could

➢	be expensive and time consuming to defend;
➢	prevent us from operating our business, or portions of our business;
➢	cause us to cease producing and marketing certain of our products;
➢	result in the loss of one or more key customers;
➢	require us to re-label or re-design our products, if feasible;
➢	result in significant monetary liability;
➢	divert management’s attention and resources; and
➢	potentially require us to enter into royalty or licensing agreements in order to obtain the right to use necessary intellectual property.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Third parties might assert infringement claims against us in the future with respect to any of our products. Any such assertion might require us to enter into royalty arrangements or litigation that could be costly to us. Any of these events could have a material adverse effect on our business, results of operations or financial condition.

Sales of shares by us or our stockholders could limit our ability to utilize certain income tax benefits.

At January 1, 2005, we had approximately $92.6 million of federal and state net operating loss carryforwards available for future utilization during the years 2005 through 2023. To the extent any sales of common stock by us or our stockholders result in an ‘‘ownership change’’ within the meaning of Section 382 of the Internal Revenue Code, we may not be able to realize certain of these net operating loss carryforwards existing at the date of such ownership change or the timing of when we can use these net operating loss carryforwards may be modified.  For more information regarding these potential income tax benefits and our net operating loss carryforwards, see ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends in Our Business—Income Taxes.’’

We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers and other key personnel, including senior marketing, operational and finance executives. Any loss or interruption of the services of one or more of our executive officers or key personnel could result in our inability to manage our operations effectively and/or pursue our business strategy.

Because competition for our employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our planned growth.

Our ability to provide high quality products, as well as our ability to execute our business plan generally, depends in large part upon our ability to attract and retain highly qualified personnel. Competition for such personnel is intense. We have in the past experienced, and we expect to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. The location of our corporate offices outside of New York City has made it increasingly difficult to recruit personnel in certain fields, such as finance, marketing and design. We might not be successful in our efforts to recruit and retain the required personnel. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

As we enter new markets, we may not be able to successfully adapt our products and marketing strategy for use in those markets.

Our strategy includes leveraging our brands and products to enter new markets. We might not be successful in our efforts to adapt our products and marketing strategy for use in those markets. If these efforts are not successful, we may realize less than expected earnings, which in turn could result in a decrease in the market value of our common stock. Furthermore, these efforts may divert management attention or inefficiently utilize our resources.

The requirements of being a public company may strain our resources and require significant management time and attention.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules of the New York Stock Exchange (NYSE). The requirements of these rules and regulations have in the past increased, and may further increase in the future, our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our systems and resources. The Securities Exchange Act of 1934 requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we report on the effectiveness of our disclosure controls and procedures, and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures, and internal control over financial reporting, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

These rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our board of directors and qualified members of our management team. As an example, being a public company has significantly increased our cost for director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to obtain such insurance coverage in the future. NYSE marketplace rules require that a majority of our board of directors and all of certain committees of the board of directors consist of independent directors. While each of the committees of our board of directors currently meet the NYSE independence requirements, the board of directors currently does not meet these requirements, with four out of eight directors being independent. We intend to have a board of directors comprised of a majority of independent directors within 12 months after our initial public offering, in reliance upon the transition period provided by the rules of the NYSE for issuers listing in conjunction with their initial public offering. We might not be able to expand our board of directors to include a majority of independent directors in a timely fashion to comply with the applicable requirements.

The worldwide apparel industry is heavily influenced by general economic conditions.

The apparel industry is highly cyclical and heavily dependent upon the overall level of consumer spending. Purchases of apparel and related goods tend to be highly correlated with changes in the disposable income of consumers. Consumer spending is dependent on a number of factors, including actual and perceived economic conditions affecting disposable consumer income (such as unemployment, wages and salaries), business conditions, interest rates, availability of credit and tax rates in the general economy and in the international, regional and local markets where our products are sold. Our wholesale customers may anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. Furthermore, in such circumstances, our customers may encounter difficulties in other apparel categories or their non-apparel businesses that may cause them to change their strategy with respect to intimate apparel. As a result, any deterioration in general economic conditions, reductions in the level of consumer spending or increases in interest rates in any of the regions in which we compete could adversely affect the sales of our products.

A return to recessionary or inflationary conditions, whether in the United States or globally, additional terrorist attacks or similar events could have further adverse effects on consumer confidence and spending and, as a result, could have a material adverse effect on our financial condition and results of operations.

Other Risks

The market price of our common stock may be highly volatile or may decline regardless of our operating performance.

The trading price of our common stock may fluctuate substantially. The price of our common stock may be higher or lower than the price you pay to purchase your shares, depending on many factors, some of which are beyond our control. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. The fluctuations could cause you to lose all or part of your investment in our shares of common stock. Factors that could cause fluctuation in the trading price of our common stock may include, but are not limited to, the following:

➢	price and volume fluctuations in the overall stock market from time to time;
➢	significant volatility in the market price and trading volume of apparel companies generally or intimate apparel companies in particular;
➢	actual or anticipated variations in our earnings or operating results;
➢	actual or anticipated changes in financial estimates by us or by any securities analysts who might cover our stock;
➢	market conditions or trends in our industry and the economy as a whole;
➢	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
➢	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
➢	capital commitments;
➢	loss of a major customer or the loss of a particular product line with a major customer;
➢	additions or departures of key personnel; and
➢	sales of our common stock, including sales of large blocks of our common stock or sales by our directors and officers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

In addition, if the market for apparel company stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry or related industries even if these events do not directly affect us.

In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our business.

The concentrated ownership of our capital stock by insiders will likely limit your ability to influence corporate matters.

Our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially own approximately 33.9% of our common stock outstanding. Additionally, Ares Corporate Opportunities Fund, L.P. (“Ares”), who is our largest stockholder, beneficially owns approximately 31.5% of our common stock outstanding. As a result, Ares may be able to influence or control matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. Ares may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders, including those who purchase shares in this offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

The future sale of shares of our common stock may negatively affect our stock price.

We currently have 8,974,468 shares of common stock that are “restricted securities.” These shares will become available for resale in the public market commencing on January 19, 2006. If our stockholders sell substantial amounts of our common stock, including shares issuable upon the exercise of outstanding options and warrants in the public market, or if our stockholders are perceived by the market as intending to sell substantial amounts of our common stock, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

We do not expect to pay any dividends on our common stock for the foreseeable future.

We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Provisions in our amended and restated certificate of incorporation and bylaws or Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Delaware corporate law and our amended and restated certificate of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

➢	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt;
➢	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and
➢	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk. We do not believe that we have significant foreign currency transactional exposures. During the three and six month periods ended July 2, 2005, our net sales were favorably impacted by $0.3 million and $0.6 million, respectively, due to foreign exchange rates. For the three and six month periods ended July 2, 2005, approximately $6.0 million and $11.1 million, respectively, of our total net sales were in currencies other than U.S. dollars. Most of our purchases are denominated in U.S. dollars. Approximately 74% of our total sourcing is concentrated in two foreign countries, China and Indonesia. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

Interest Rate Risk. Interest rate risk is managed through a combination of variable and fixed rate debt composed of long-term instruments. The objective is to maintain a cost-effective mix that we deem appropriate and have entered into interest rate swap agreements to maintain that balance. At July 2, 2005, our debt portfolio was composed of approximately 93% variable-rate debt and 7% fixed-rate debt. With respect to our variable-rate debt, a 1% change in interest rates would be immaterial.

Commodity Price Risk. We are subject primarily to commodity price risk arising from fluctuations in the market prices of raw materials used in the garments purchased from our sourcing vendors if they pass along these increased costs. During the past five years, there has been no significant impact from commodity price fluctuations, nor do we currently use derivative instruments in the management of these risks. On a going-forward basis, fluctuations in crude oil or petroleum prices may also influence the prices of the related items such as chemicals, dyestuffs, man made fibers and foam. Any raw material price increase would increase our cost of sales and decrease our profitability unless we are able to pass our higher costs on to our customers.

Inflation Risk. We are affected by inflation and changing prices primarily through the cost of raw materials, increased operating costs and expenses, and fluctuations in interest rates. The effects of inflation on our net sales and operations have not been material in recent years. We do not believe that inflation risk is material to our business or our consolidated financial position, results of operations or cash flows.

Seasonality. We have not experienced any significant seasonal fluctuations in our net sales or our profitability.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 2, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal controls over financial reporting during the quarter ended July 2, 2005 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings. We are subject to various claims and legal actions arising from time to time in the ordinary course of business. We do not believe that the outcome of any of these proceedings will have a material adverse effect on our financial conditions, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On April 4, 2005, certain of our stockholders took action by written consent in lieu of a special meeting of our stockholders pursuant to Section 228 of the Delaware General Corporation Law. In that consent, our stockholders approved an amendment to our previous certificate of incorporation pursuant to which we changed our name from MF Acquisition Corporation to Maidenform Brands, Inc. The holders of 18,975,000 shares of our then outstanding common stock approved the amendment. A holder of 825,000 shares of our then outstanding common stock did not sign the consent but received written notice of the actions taken pursuant to Section 228 of the Delaware General Corporation Law.

On June 6, 2005, all of our stockholders took action by written consent in lieu of a special meeting of the stockholders pursuant to Section 228 of the Delaware General Corporation Law. In that consent, our stockholders approved a second amendment to our previous certificate of incorporation pursuant to which certain provisions of our previous certificate of incorporation were amended to enable us to declare and pay a special dividend to the holders of our then outstanding shares of Series A preferred stock. The holders of all 19,800,000 shares of our then outstanding common stock approved the amendment.

On July 7, 2005, all of our stockholders took action by written consent in lieu of a special meeting of the stockholders pursuant to Section 228 of the Delaware General Corporation Law. In that consent, our stockholders approved the following matters in connection with our initial public offering: (i) the amendment and restatement of our Certificate of Incorporation to implement certain changes with respect to our capital stock structure and to provide for certain corporate governance requirements and increases to our authorized capital stock that became effective immediately prior to the closing of the offering, (ii) the amendment and restatement of our Bylaws to provide for certain changes consistent with our becoming a public company that became effective immediately prior to the closing of the offering, (iii) the adoption of our 2005 Stock Incentive Plan and 2005 Annual Performance Plan, and an amendment to our 2004 Stock Option Plan for Non-Employee Directors, and (iv) the redemption of all outstanding shares of preferred stock and rollover preferred stock options, subject to and in connection with the closing of the offering. The holders of all 19,800,000 shares of our then outstanding common stock approved these matters.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAIDENFORM BRANDS, INC. (Registrant)

Date: August 30, 2005	By:	/s/ Thomas Ward
Name: Thomas Ward
Title: Chief Executive Officer and Vice Chairman of the Board of Directors (principal executive officer)

Date: August 30, 2005	By:	/s/ Dorvin D. Lively
Name: Dorvin D. Lively
Title: Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002