Form 10-Q
period 2005-10-01
Maidenform Brands, Inc.
filed 2005-11-10
CIK 1323531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

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
__________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 4, 2005, there were 23,488,357 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at October 1, 2005 (Successor) and January 1, 2005 (Successor)	2
Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 2005, and for the three months ended September 25, 2004 (Successor), and for the periods from May 11, 2004 through September 25, 2004 (Successor) and from December 28, 2003 through May 10, 2004 (Predecessor)	3
Condensed Consolidated Statements of Cash Flows for the nine month period ended October 1, 2005 (Successor), and for the periods from May 11, 2004 through September 25, 2004 (Successor) and from December 28, 2003 through May 10, 2004 (Predecessor)	4
Notes to the Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosure About Market Risk	42
Item 4. Controls and Procedures	42

PART II - OTHER INFORMATION
Item1. Legal Proceedings	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3. Defaults Upon Senior Securities	43
Item 4. Submission of Matters to a Vote of Security Holders	43
Item 5. Other Information	43
Item 6. Exhibits	43

SIGNATURES	44

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	Successor at	Successor at
	October 1, 2005	January 1, 2005
Assets
Current assets
Cash and cash equivalents	$5,831	$23,212
Accounts receivable, net	51,550	24,004
Inventories	40,861	37,067
Deferred income taxes	9,103	9,103
Prepaid expenses and other current assets	12,426	7,562
Total current assets	119,771	100,948
Property, plant and equipment, net	18,120	27,944
Goodwill	7,884	7,884
Intangible assets, net	101,128	101,998
Other non-current assets	3,422	5,357
Total assets	$250,325	$244,131

Liabilities and stockholders’ equity (deficit)
Current liabilities
Short-term debt	$111	$–
Current portion of long-term debt	–	12,162
Accounts payable	18,426	11,724
Accrued expenses and other current liabilities	22,464	22,334
Total current liabilities	41,001	46,220
Long-term debt	140,000	135,588
Deferred income taxes	9,591	7,002
Other non-current liabilities	7,128	8,596
Total liabilities	197,720	197,406

Commitments and contingencies (Note 15)

Preferred stock - Subject to redemption, $0.01 par value;
liquidation value $100; 50,000,000 shares authorized;
360,000 shares issued and outstanding at January 1, 2005	–	41,491
Common stock - Subject to put option, $0.01 par value;
4,125,000 issued and outstanding at January 1, 2005 (out of a total
100,000,000 shares authorized)	–	6,356

Stockholders’ equity (deficit)
Preferred stock - Subject to redemption, $0.01 par value;
10,000,000 shares authorized and none issued and outstanding	–	–
Common stock - $0.01 par value; 100,000,000
shares authorized; 23,488,357 shares at October 1, 2005 and
15,675,000 shares at January 1, 2005 issued and outstanding	235	157
Additional paid-in capital	58,548	2,098
Accumulated deficit	(6,600)	(3,368)
Accumulated other comprehensive income (loss)	422	(9)
Total stockholders’ equity (deficit)	52,605	(1,122)
Total liabilities and stockholders’ equity (deficit)	$250,325	$244,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	Successor	Successor	Successor	Successor	Predecessor
				For the period	For the period
				from	from
				May 11, 2004	December 28, 2003
				through	through
	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004	May 10, 2004

Net sales	$100,121	$90,060	$302,622	$140,116	$122,415
Cost of sales	63,458	61,030	193,631	100,240	77,113
Gross profit	36,663	29,030	108,991	39,876	45,302
Selling, general and administrative expenses	28,703	23,193	76,874	36,277	31,960
Acquisition-related charges	–	–	–	–	14,286
Operating income (loss)	7,960	5,837	32,117	3,599	(944)

Interest expense, net	2,582	2,857	13,486	4,537	2,180
Income (loss) before provision for income taxes	5,378	2,980	18,631	(938)	(3,124)
Income tax expense (benefit)	3,263	1,303	9,482	(213)	1,122
Net income (loss)	2,115	1,677	9,149	(725)	(4,246)
Preferred stock dividends and changes in redemption value	(1,714)	(1,215)	(17,264)	(3,360)	–
Net income (loss) available to common stockholders	$401	$462	$(8,115)	$(4,085)	$(4,246)
Basic earnings (loss) per common share	$0.02	$0.02	$(0.39)	$(0.21)	$(0.31)
Diluted earnings (loss) per common share	$0.02	$0.02	$(0.39)	$(0.21)	$(0.31)
Basic weighted average number of shares outstanding	22,718,260	19,800,000	20,772,753	19,800,000	13,727,879
Diluted weighted average number of shares outstanding	23,902,295	20,544,355	20,772,753	19,800,000	13,727,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	Successor	Successor	Predecessor
		For the period	For the period
		from May 11, 2004	from December 28, 2003
		through	through
	October 1, 2005	September 25, 2004	May 10, 2004
Cash flows from operating activities
Net income (loss)	$9,149	$(725)	$(4,246)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	4,927	3,188	1,636
Amortization of intangible assets	870	428	–
Amortization of deferred financing costs	5,759	465	895
Purchase accounting step-up of inventory	–	18,956	–
Stock compensation	1,095	62	6,869
Deferred income taxes	2,589	5,359	(1,637)
Tax benefit from exercise of stock options	2,774	–	1,420
Other non-cash items	835	57	–
Net changes in operating assets and liabilities, (net of Acquisition)
Accounts receivable	(27,546)	1,053	(16,746)
Inventories	(3,794)	2,901	(6,358)
Prepaid expenses and other current and non-current assets	(4,564)	259	1,313
Accounts payable	6,702	(1,363)	6,874
Accrued expenses and other current and non-current liabilities	(4,359)	(1,938)	8,176
Income taxes payable	5,871	(7,325)	1,017
Net cash from operating activities	308	21,377	(787)
Cash flows from investing activities
Capital expenditures	(1,353)	(991)	(681)
Proceeds from sale of assets	1,455	–	–
Payments in connection with the Acquisition	–	(158,473)	–
Net cash from investing activities	102	(159,464)	(681)
Cash flows from financing activities
Short-term debt, net	111	94	–
Borrowings under revolving facility	10,000	12,500	109,391
Repayments under revolving facility	(10,000)	(43,265)	(101,661)
Term loan facility borrowings	61,037	150,000	–
Term loan facility repayments	(68,787)	(24,045)	(2,080)
Common stock options purchased	(140)	–	–
Special cash dividends paid to preferred shareholders	(13,320)	–	–
Proceeds from issuance of preferred and common stock	52,579	57,000	–
Redemption of preferred stock and preferred options and payment of accumulated dividends	(46,828)	–	–
Deferred financing costs	(2,428)	(6,684)	(217)
Net cash from financing activities	(17,776)	145,600	5,433
Effects of exchange rate changes on cash	(15)	259	(328)
Net (decrease) increase in cash	(17,381)	7,772	3,637
Cash and cash equivalents
Beginning of period	23,212	4,871	1,234
End of period	$5,831	$12,643	$4,871

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$7,080	$3,644	$884
Income taxes	$1,565	$4,660	$144

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

1.    CHANGE IN OWNERSHIP

On May 11, 2004, MF Acquisition Corporation acquired 100% of Maidenform, Inc. (the ‘‘Acquisition’’) through a merger of its wholly-owned subsidiary into Maidenform, Inc. Stockholders of Maidenform, Inc. received either cash or stock of MF Acquisition Corporation in exchange for their shares of Maidenform, Inc. On April 5, 2005, MF Acquisition Corporation changed its name to Maidenform Brands, Inc. Financing for this Acquisition totaled $237,265 and was provided by a first lien term loan of $100,000, revolver borrowings of $12,500, a second lien term loan of $50,000 and $74,765 of cash and capital from investors, including rollover equity by certain members of management of $2,765 and continuing stockholders of $15,000. The financial statements for the period including and after May 11, 2004 are those of Maidenform Brands, Inc. and subsidiaries (the ‘‘Successor’’). The financial statements for periods prior to May 11, 2004 are those of Maidenform, Inc. and subsidiaries (the ‘‘Predecessor’’). As a result of the Acquisition, the financial statements including and after May 11, 2004 are not comparable to those prior to that date.

The proceeds of the Acquisition and financing were used to pay selling stockholders $147,430, selling stockholders’ transaction expenses of $6,570, special compensation of $1,567 paid to management, buyers’ transaction expenses of $2,526, and to retire all of Maidenform, Inc.’s previously outstanding current and long-term debt of $54,065, including a debt redemption premium of $380. In addition, $658 of proceeds were held as cash for working capital purposes and $6,684 was used to pay debt issuance costs.

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

The following table summarizes both the cash and non-cash consideration, including transaction costs related to the Acquisition.

Cash consideration (1)
Cash paid to sellers	$147,430
Repayment of seller’s debt	54,065
Transaction costs	10,663
Non-cash consideration
Securities issued to continuing stockholders at carryover basis (2)	14,520
Carryover basis allocated to management’s residual interest (3)	–
Deemed dividend to continuing stockholders	(21,529)
Total purchase price	$205,149

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

The following unaudited pro forma operating data presents the results of operations for the nine months ended September 25, 2004 as if the Acquisition had occurred on December 28, 2003, with financing obtained as described above, and assumes that there were no other changes in our operations. The pro forma results are not necessarily indicative of the financial results that might have occurred had the transaction actually taken place on December 28, 2003, or of future results of operations:

Pro forma for
the nine
months ended
September 25, 2004

Net sales	$262,531
Operating income	450
Interest expense, net	(9,909)
Net loss	(11,578)
Preferred stock dividends and accretion	(6,203)
Net loss available to common stockholders	(17,781)
Basic loss per common share	(0.90)
Diluted loss per common share	(0.90)

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

Included in the pro forma operating income shown above are the Predecessor’s Acquisition-related charges of $6,570 for sellers’ transaction fees and expenses, $1,960 in special compensation paid to management, $5,639 in stock compensation expense from settlement of stock options, and $117 of other Acquisition-related charges. Also, included is a $19,838 charge to cost of sales related to the opening balance sheet step-up of inventory to fair market value, plus amortization related to intangible assets, advisory fees and depreciation related to the closing of our cutting and sewing facilities.

Included in interest expense shown above are charges of $895 related to the write-off of deferred financing costs in connection with the retirement of all of the outstanding debt, a debt redemption premium of $380, interest expense related to the borrowings necessary to finance the Acquisition and amortization expense related to deferred financing costs for the additional borrowings.

2.    BASIS OF PRESENTATION

Maidenform Brands, Inc. and its subsidiaries (the “Company,”  “we,”  “us” or “our”) design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels including department stores / national chain stores, mass merchants (including warehouse clubs), and other (including specialty stores and off-price retailers). In addition, we also operated 77 and 88 retail outlet stores as of October 1, 2005 and September 25, 2004, respectively, and sell products on our website.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position as of October 1, 2005 (Successor), the results of our operations for the three month periods ended October 1, 2005 (Successor) and September 25, 2004 (Successor), the results of our operations for the nine month period ended October 1, 2005 (Successor), for the period from May 11, 2004 through September 25, 2004 (Successor), and for the period December 28, 2003 through May 10, 2004 (Predecessor), and cash flows for the nine month period ended October 1, 2005 (Successor) and for the period from May 11, 2004 through September 25, 2004 (Successor) and for the period from December 28, 2003 through May 10, 2004 (Predecessor). These adjustments consist of normal recurring adjustments. Operating results for the three and nine month periods ended October 1, 2005 (Successor) are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at January 1, 2005 has been derived from our audited consolidated financial statements at that date.

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

3.    INITIAL PUBLIC OFFERING

On July 22, 2005, we priced an initial public offering of 14,513,889 shares of common stock of which 3,375,000 and 11,138,889 shares were offered by us and selling stockholders, respectively, at a price of $17.00 per share. Upon the consummation of the offering on July 27, 2005, net proceeds of $52,579 and $176,106 were distributed to us and selling stockholders, respectively. We did not receive any of the proceeds from the sale of shares by the selling stockholdetrs.

Net proceeds of $46,828 were used to redeem all the outstanding shares of our preferred stock, including shares of preferred stock acquired upon the exercise of all outstanding options to purchase shares of our preferred stock, and pay all accrued and unpaid dividends associated with the preferred stock and preferred stock options. In addition, the put option on certain shares of common stock classified as temporary equity was extinguished as a result of the initial public offering and such common stock is no longer being classified as temporary equity.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

4.    INVENTORIES

Inventories at October 1, 2005 and January 1, 2005 consist of the following:

	Successor at	Successor at
	October 1, 2005	January 1, 2005

Raw materials	$468	$1,741
Work-in-process	12	2,335
Finished goods	40,381	32,991
	$40,861	$37,067

5.    DEBT

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

In general, borrowings under the Term Loan Facility bear interest based, at our option, on the Prime rate or the London Interbank Offered Rate (“LIBOR”), plus a margin. Through December 29, 2005, the Prime rate margin will be fixed at 1.25% and the LIBOR rate margin will be fixed at 2.25%. These interest rate margins will be reduced by 0.25% on December 29, 2005. Upon delivery of a pricing certificate indicating that our leverage ratio is less than 3 to 1, then, after that date, but not before December 29, 2005, these margins will be further reduced by 0.25%. Payments of principal will be made in quarterly installments based on an amortization schedule commencing on October 1, 2005.

The Revolving Facility provides direct borrowings and issuance of stand-by letters of credit on our behalf. Borrowings under the Revolving Facility are limited by the borrowing base, which consists of eligible accounts receivable and inventory, as defined. Borrowings under the Revolving Facility will bear interest at the same rate as the Term Loan Facility. Additional fees, including a letter of credit fee of 2.25% and a letter of credit fronting fee of 0.25%, are charged on the outstanding stand-by letters of credit. Additionally, an unused line of credit fee of 0.50% is charged on the maximum principal amount available under the Revolving Facility.

As of October 1, 2005, we had $140,000 outstanding under our Term Loan Facility. At October 1, 2005, approximately $47,818 was available for borrowings under the Revolving Facility, after giving effect to $2,182 of outstanding letters of credit. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to collateralize our obligation to pay customs duties. During the third quarter of 2005, we repaid the total amount of outstanding borrowings on our Revolving Facility, which totaled $10,000, and, in addition, we voluntarily prepaid $10,000 of our Term Loan Facility. As a result the Term Loan Facility prepayment, our amortization schedule has been revised. Our next scheduled principal payment is not due until September 29, 2007.

The Credit Facility contains affirmative and restrictive covenants, including: (a) maintenance of a minimum fixed charge coverage ratio, (b) maintenance of a maximum leverage ratio, (c) limitations on consolidated capital expenditures, (d) limitations on the incurrence of indebtedness and liens, (e) limitations on investments/acquisitions and (f) restrictions on payments between Maidenform Brands, Inc. and its subsidiaries. There are a number of circumstances in which additional partial prepayments are required based upon conditions set forth in the Credit Facility, including net asset sales and net insurance/condemnation proceeds not reinvested in other assets of the business, net securities proceeds from the issuance of capital stock (excluding the initial public offering proceeds), additional debt facilities, and a percentage of annual consolidated excess cash flows, as defined. We were in compliance with all debt covenants at October 1, 2005.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

In connection with the amendment of the Credit Facility, we paid fees of $2,428, and in connection with the repayment of the Second Lien Facility, we paid a prepayment penalty fee of $1,000. For the nine month period ended October 1, 2005, amortization of financing costs included in interest expense was $5,759 (which includes the write-off of deferred financing costs of $4,943 in connection with the amendment of the First Lien Facilities and the prepayment of the Second Lien Facility).

6.    BENEFIT PLANS AND POSTRETIREMENT PLANS

We sponsor a defined benefit pension plan covering substantially all eligible employees not covered by the union plans. We also maintain postretirement medical benefit plans for certain eligible retirees for which postretirement benefit expense on a quarterly basis is insignificant.

The components of pension benefit expense charged to operations are as follows:

	Three Months Ended		Nine Months Ended
	Successor	Successor	Successor	Successor	Predecessor
				For the period	For the period
				from	from
				May 11, 2004	December 28, 2003
				through	through
	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004	May 10, 2004

Service cost	$429	$341	$1,286	$507	$416
Interest cost	308	289	925	430	347
Expected return on plan assets	(274)	(256)	(821)	(380)	(300)
Recognized net actuarial loss	8	–	23	–	132
Net periodic benefit cost	$471	$374	$1,413	$557	$595

7.    CLOSURE OF MANUFACTURING FACILITIES

In connection with the Acquisition, we made the decision to exit our cutting and sewing facilities located in Mexico and Florida. We closed one facility in Mexico in January 2005, closed the facility in Florida in June 2005, and closed the remaining facility in Mexico in July 2005. As part of the allocation of the purchase price, we accrued probable employee termination costs of $2,159 relating to services already rendered and vested for employees at these locations. Other costs of $446 associated with retention bonuses have been expensed during the Successor period from May 11, 2004 through January 1, 2005. At January 1, 2005, we had accrued employee termination costs of $2,077 related to the closing of these facilities. During the nine months ended October 1, 2005, we incurred additional retention bonus expense of $287 and paid $1,723. At October 1, 2005, we have accrued employee termination costs of $641. The retention bonus expense is recorded as part of our wholesale segment. Approximately 17 remaining employees will be terminated by the end of 2005.

In May 2005, we sold the Mexican facility that was closed in January 2005. We have included $3,921 of property, plant and equipment related to our cutting facility in Jacksonville and sewing facility in Mexico as prepaid expenses and other current assets in our condensed consolidated balance sheet at October 1, 2005, as they are being held for sale and no longer being depreciated.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

8.    STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated	Total
			Additional		other	stockholders'
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	$	capital	deficit	(loss) income	(deficit)

Balance at January 1, 2005	15,675,000	$157	$2,098	$(3,368)	$(9)	$(1,122)

Preferred stock dividends and changes in redemption value			(4,883)	(12,381)		(17,264)
Initial public offering and exercise of stock options	3,688,357	37	52,542			52,579
Reclassification of common stock subject to put option - upon extinguishment of put option	4,125,000	41	5,547			5,588
Preferred stock options purchased			(1,393)			(1,393)
Adjust common stock, subject to put option, to redemption value			768			768
Tax effect from exercise of stock options			2,774			2,774
Stock compensation			1,095			1,095
Comprehensive income
Net income				9,149		9,149
Changes during the period					431	431
Total comprehensive income						9,580

Balance at October 1, 2005	23,488,357	$235	$58,548	$(6,600)	$422	$52,605

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

On July 22, 2005, we completed our initial public offering. See Note 3.

9.    STOCK OPTION PLAN

On July 6, 2005, the Board of Directors adopted the Maidenform Brands, Inc. 2005 Stock Incentive Plan pursuant to which the Company can grant to employees, consultants and non-employee directors equity-based awards. Under this plan, 1,750,000 shares were set aside and reserved for issuance. The Board of Directors also amended the Maidenform Brands, Inc. 2004 Rollover Stock Option Plan, the Maidenform Brands, Inc. 2004 Stock Option Plan and the Maidenform Brands, Inc. 2004 Stock Option Plan for Non-Employees Directors to provide that no additional equity-based awards shall be available for issuance under these plans, although previously granted stock options will continue to remain outstanding in accordance with the terms of the applicable option agreement and the applicable plan.

On July 22, 2005, we granted non-qualified stock options to purchase an aggregate of 509,000 shares of our common stock, including options to our four executive officers, under the Maidenform Brands, Inc. 2005 Stock Incentive Plan. Each option granted (i) has a strike price equal to the initial public offering price of $17.00, the fair value on date of grant; (ii) vests in four equal annual installments commencing on the first anniversary of the date of grant; and (iii) expires seven years from the date of grant.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

10.    COMPREHENSIVE INCOME (LOSS)

The changes in comprehensive income (loss) are as follows:

	Nine Months Ended
	Successor	Successor	Predecessor
		For the period	For the period
		from	from
		May 11, 2004	December 28, 2003
		through	through
	October 1, 2005	September 25, 2004	May 10, 2004

Net income (loss)	$9,149	$(725)	$(4,246)
Foreign currency translation adjustments (1)	(15)	259	(149)
Interest rate swaps, (net of tax)	446	(330)	–
Minimum pension liability (2)	–	–	(179)
Comprehensive income (loss)	$9,580	$(796)	$(4,574)

(1)	No tax benefit has been provided associated with the foreign currency translation adjustment due to management’s intention to permanently reinvest the earnings of our foreign subsidiaries.
(2)
No tax benefit has been provided associated with the minimum pension liability due to the limitations of the realizability of deferred tax assets at the time the minimum pension liability was recorded.

11.    INCOME TAXES

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets; changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. Our effective income tax rate for the three and nine month Successor periods ended October 1, 2005 was 60.7% and 50.9%, respectively, as compared to an effective income tax rate for the three month period ended September 25, 2004 and for the combined Predecessor and Successor nine month periods ended September 25, 2004 of  43.7% and 22.4%, respectively.  Our income tax expense for the three and nine month periods ended October 1, 2005 was negatively impacted by non-deductible expenses incurred during those periods in connection with our initial public offering. During the three and nine month periods ended September 25, 2004, we incurred losses before the provision for income taxes.  The income tax benefit from the losses was negatively impacted by non-deductible expenses incurred during those periods in connection with the Acquisition.

12.    SEGMENT INFORMATION

We report segment information in accordance with the provisions of SFAS No. 131, ‘‘Disclosures about Segments of an Enterprise and Related Information,’’ which requires segment information to be disclosed based on a ‘‘management approach.’’ The management approach refers to the internal reporting that we use for making operating decisions and assessing the performance of reportable segments. SFAS No. 131 also requires disclosure about products and services, geographic areas and major customers. For purposes of complying with SFAS No. 131, we identified our two reportable segments as ‘‘Wholesale’’ and ‘‘Retail.’’ Our wholesale sales are to department stores / national chain stores, mass merchants (including warehouse clubs), and other (including specialty stores and off-price retailers). Licensing income is also included in our wholesale segment. Within our reportable segments, wholesale includes corporate-related assets and expenses. Our retail segment reflects our operations from our retail stores and internet operations. Each segment’s results include the costs directly related to the segment’s net sales and all other costs allocated based on the relationship to consolidated net sales or units produced to support each segment’s net sales. Intersegment sales and transfers are recorded at cost and treated as a transfer of inventory.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

Information on segments and reconciliation to income (loss) before provision for income taxes, are as follows:

	Three Months Ended		Nine Months Ended
	Successor	Successor	Successor	Successor	Predecessor
				For the period	For the period
				from	from
				May 11, 2004	December 28, 2003
				through	through
	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004	May 10, 2004

Net sales
Wholesale	$83,614	$73,414	$261,363	$115,676	$105,225
Retail	16,507	16,646	41,259	24,440	17,190
Total	$100,121	$90,060	$302,622	$140,116	$122,415
Operating income (loss)
Wholesale	$5,996	$6,205	$30,755	$4,707	$14,558
Retail	1,964	(368)	1,362	(1,108)	(1,216)
Acquisition - related charges	–	–	–	–	(14,286)
Operating income (loss)	7,960	5,837	32,117	3,599	(944)
Interest expense, net	2,582	2,857	13,486	4,537	2,180
Income (loss) before provision for income taxes	$5,378	$2,980	$18,631	$(938)	$(3,124)
Depreciation and amortization
Wholesale	$575	$2,123	$4,639	$2,915	$1,164
Retail	389	469	1,158	701	472
Total	$964	$2,592	$5,797	$3,616	$1,636
Net sales by geographic area
United States	$91,480	$84,738	$281,682	$132,644	$116,574
International	8,641	5,322	20,940	7,472	5,841
Total	$100,121	$90,060	$302,622	$140,116	$122,415
Intercompany sales from wholesale to retail	$1,720	$3,254	$4,749	$5,157	$4,508

	Successor at	Successor at
	October 1, 2005	January 1, 2005
Identifiable assets
Wholesale	$223,822	$215,959
Retail	26,503	28,172
Total	$250,325	$244,131

At October 1, 2005 and January 1, 2005, our five largest uncollaterized receivables represented approximately 61% and 55% of total accounts receivable, respectively.

For the three month Successor periods ended October 1, 2005 and September 25, 2004, one customer in the wholesale segment accounted for more than 10% of our consolidated net sales. For the nine month Successor period ended October 1, 2005 and for the combined Predecessor and Successor nine month period from December 28, 2003 through September 25, 2004, one customer in the wholesale segment accounted for more than 10% of our consolidated net sales.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

13.    EARNINGS PER SHARE

The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three Months Ended		Nine Months Ended
	Successor	Successor	Successor	Successor	Predecessor
				For the period	For the period
				from	from
				May 11, 2004	December 28, 2003
				through	through
	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004	May 10, 2004

Net income (loss)	$2,115	$1,677	$9,149	$(725)	$(4,246)
Less: Preferred stock dividends and changes in redemption value	(1,714)	(1,215)	(17,264)	(3,360)	–
Net income (loss) available to common shareholders	$401	$462	$(8,115)	$(4,085)	$(4,246)
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	22,718,260	19,800,000	20,772,753	19,800,000	13,727,879

Impact of dilutive securities	1,184,035	744,355	–	–	–
Dilutive number of common and common equivalent shares outstanding	23,902,295	20,544,355	20,772,753	19,800,000	13,727,879

Basic earnings (loss) per common share	$0.02	$0.02	$(0.39)	$(0.21)	$(0.31)
Diluted earnings (loss) per common share	$0.02	$0.02	$(0.39)	$(0.21)	$(0.31)

The dilutive potential common shares of 1,280,096 options, 550,856 options and 1,216,317 options for the Successor nine month period ended October 1, 2005, the Successor period from May 11, 2004 through September 25, 2004, and the Predecessor period December 28, 2003 through May 10, 2004, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

Options to purchase approximately 507,000 shares of common stock were outstanding during the three and nine month periods ended October 1, 2005, but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the shares of common stock.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

14.    COMMITMENTS AND CONTINGENCIES

Purchase commitments

In the normal course of business, we enter into purchase commitments covering inventory requirements of finished goods. At October 1, 2005, we believe that we have adequate reserves for expected losses arising from all purchase commitments.

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

15.    RECENTLY ISSUED ACCOUNTING STANDARDS

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report.  This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words“anticipates,”  “believes,”  “estimates,”  “expects,”  “intends,”  “plans,”  “potential,”  “predicts,”  “projects” or similar words or phrases, although not all forward-looking statements contain such identifying words.  All forward-looking statements included in this report are based on information available to us on the date hereof.  It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year.  Although these expectations may change, we are under no obligation to inform you if they do.  Actual events or results may differ materially from those contained in the projections or forward-looking statements.  Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, particularly in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors That May Affect Future Results.”

Management Overview

We are a global intimate apparel company with a portfolio of established, well-known brands, top-selling products and an iconic heritage. We design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels, including department stores / national chain stores, mass merchants (including warehouse clubs), other (including specialty stores and off-price retailers), and our company-operated outlet stores and our website.

We sell our products under some of the most recognized brands in the intimate apparel industry, including Maidenform, Flexees, Lilyette, Sweet Nothings, Self Expressions, Rendezvous, Subtract and Bodymates. Our Maidenform, Flexees and Lilyette brands are broadly sold in department stores and national chain stores. Our other brands are distributed through national chain stores and selected mass merchants. These other brands carry our corporate endorsement and leverage our product technology, but are separate brands with distinctly different logos. In addition to our owned brands, we also supply private brand products to selected retailers.

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

We believe we are well-positioned to capitalize on or address these trends by, among other things:

➢	increasing consumer identification with our brands through further marketing investments;

➢	continuing to launch innovative products, such as the Maidenform Dream collection first introduced in the third quarter of 2005;

➢	increasing our presence in department stores and national chain stores through the use of Maidenform, Flexees, Lilyette, Rendezvous, Subtract and private brands;

➢	increasing our presence in the mass merchant channel through the use of our Self Expressions, Sweet Nothings, Bodymates and private brands;

➢	expanding our international presence;

➢	being a marketer, rather than a manufacturer, of intimate apparel by sourcing all of our products from third-party suppliers;

➢	making selective acquisitions, entering into licenses, and developing products and marketing that will complement our existing products or distribution channels; and

➢	merchandising, marketing and selling private brand product for selected retailers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Wholesale Segment

The following trends are among the key variables that will affect our wholesale segment:

Department Stores / National Chain Stores. The department stores / national chain stores are where we generally sell the Maidenform, Flexees and Lilyette brands.  We plan to continue to invest in increasing our net sales with department store customers, which we believe is important to our long-term positioning in the channel. There has been a growing trend toward consolidation of department stores, such as the announced merger of Federated Department Stores, Inc. and May Company. As a result of planned store closings announced by Federated Department Stores, Inc., we expect sales in this channel to be lower next year but expect continued growth in the remaining stores. We expect the rate of our future net sales growth with department stores to be moderated by the reduction in both the number of department store customers and the number of doors (distinct locations operated by a particular retailer) operated by those customers. We have grown both our market share and our net sales significantly in the past several years with national chain stores. We expect to see continued growth with national chain stores in the future as consumers continue to seek out value alternatives and as our customers in this channel continue to open new doors. We have customers located outside the United States that purchase our Maidenform, Flexees and Lilyette brands. The majority of these net sales to these customers are included in the department stores / national chain stores channel.

Mass Merchants. The mass merchant channel includes both mass merchants and warehouse clubs. We intend to improve our penetration with mass merchants through the use of our Self Expressions, Sweet Nothings, Bodymates, and private brands. We have experienced significant growth in this channel over the past several years and expect to achieve significant growth in the future as we are able to increase both the floor space and number of doors at which our products are sold. We expect that both our net sales to this channel and our net sales to this channel as a percentage of our total net sales is likely to increase over time. Net sales to customers in the mass channel that are located outside the United States are included in this channel.

Other. Our net sales from this channel, which include sales to specialty retailers and to off-price retailers, have historically been a relatively small component of our overall net sales. We participate in private brands in the specialty retailer area as opportunities present themselves. Because of fluctuations in opportunities in this channel we continually reevaluate for growth opportunities. Our licensing income is included in this channel as well as sales to foreign distributors.

We will selectively target strategic acquisitions or licenses to grow our consumer base and would utilize the acquired companies to complement the products, channels and geographic reach of our existing portfolio. We believe that acquisitions could enhance our product offerings to retailers and provide potential growth. We believe we can leverage our core competencies such as product development, brand management, logistics and marketing to create significant value from the acquired businesses. The opportunity to license designer brands is also a potential opportunity for us.

Retail Segment

We believe our retail sales volume is driven by our ability to service our existing consumers and obtain new consumers, as well as overall general economic conditions, such as the general retail environment, that can affect our consumers and ultimately their levels of overall spending. Additionally, identifying optimal retail outlet locations, favorable leasing arrangements, and improving our store productivity are factors important to growing our retail segment’s net sales. We also sell our products through our websites, www.maidenform.com and maidenform.co.uk. Although we currently do not generate a significant amount of net sales through these sites, we do expect it to continue to grow.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

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

Income Taxes. We account for income taxes using the liability method, which recognizes the amount of income tax payable or refundable for the current year and recognizes deferred tax liabilities and assets for the future tax consequences of the events that have been recognized in the financial statements or tax returns. We routinely evaluate all deferred tax assets to determine the likelihood of their realization and record a valuation allowance if it is more likely than not that a deferred tax asset will not be realized. For more information, see Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. Net operating loss carryforwards (NOLs) enable a company to apply net operating losses incurred during a current period against a future period's profits in order to reduce cash tax liabilities in those future periods. In periods when a company is generating operating losses, its NOLs will increase. The tax effect of the NOLs is recorded as a deferred tax asset. If the company does not believe that it is more likely than not that it will be able to utilize the NOLs, it records a valuation allowance against the deferred tax asset. Additionally, Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Upon emergence from bankruptcy in 1999, our NOLs were subject to Section 382 limitations. As a result of the Acquisition (defined below) in 2004, we experienced a change in control, as defined by Section 382. As a result of this ownership change, the utilization of our NOLs were subject to a new annual limitation under Section 382. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the 60-month period after the ownership change. Based on fair values of certain assets as determined in connection with the Acquisition and compared with those values in connection with the initial public offering, we have approximately $66.7 million of deemed built-in gains that are anticipated to be recognized or deemed recognized during the aforementioned 60-month period. We have approximately $92.6 million of NOLs available for utilization in the years from 2005 through 2023. In addition, the sale of shares in the July 2005 initial public offering resulted in another change in control for the purpose of Section 382; however, the annual limitation of our NOLs did not change.

Acquisition-Related Charges. On May 11, 2004, MF Acquisition Corporation acquired 100% of Maidenform, Inc. (the "Acquisition") through a merger of its wholly-owned subsidiary into Maidenform, Inc. Stockholders of Maidenform, Inc. received either cash or stock of MF Acquisition Corporation in exchange for their shares of Maidenform, Inc. On April 5, 2005, MF Acquisition Corporation changed its name to Maidenform Brands, Inc. Our capitalization structure changed significantly as a result of the Acquisition. Financing for the Acquisition totaled $237.3 million and was provided by a first lien term loan of $100.0 million, revolver borrowings of $12.5 million, a second lien term loan of $50.0 million and $74.8 million of cash and capital invested by MF Acquisition Corporation and other investors, including rollover equity by certain members of management of $2.8 million and continuing stockholders of $15.0 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

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

Results of Operations

For discussion purposes only, our results for the nine month period ended September 25, 2004 discussed below represent the mathematical addition of the historical results for the Predecessor period from December 28, 2003 through May 10, 2004 and the Successor period from May 11, 2004 through September 25, 2004. This approach is not consistent with generally accepted accounting principles and yields results that are not comparable on a period-to-period basis due to the new basis of accounting established at the Acquisition date. However, we believe it is the most meaningful way to comment on the results of operations for the nine month period ended October 1, 2005 compared to the nine month period ended September 25, 2004 because a discussion of partial periods would not be meaningful.

The combined financial results shown below include certain purchase accounting adjustments and one-time charges directly related to the Acquisition, the most significant of which are $14.3 million of Acquisition-related charges incurred during the Predecessor period from December 28, 2003 through May 10, 2004 and a $19.0 million non-cash charge related to inventory recorded at fair market value in connection with the Acquisition and sold during the Successor period from May 11, 2004 through September 25, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

	Three Months Ended		Nine Months Ended
	Successor	Successor	Successor	Combined for
				the period from
				December 28, 2003
				through
	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004
OPERATING DATA:
Wholesale sales	$83.6	$73.4	$261.3	$220.9
Retail sales	16.5	16.6	41.3	41.6
Net sales	100.1	90.0	302.6	262.5
Cost of sales	63.4	61.0	193.6	177.3
Gross profit	36.7	29.0	109.0	85.2
Selling, general and administrative	28.7	23.2	76.9	68.2
Acquisition-related charges	–	–	–	14.3
Operating income	$8.0	$5.8	$32.1	$2.7

	As a percentage of net sales
	Three Months Ended		Nine Months Ended
	Successor	Successor	Successor	Combined for
				the period from
				December 28, 2003
				through
	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004
OPERATING DATA:
Wholesale sales	83.5%	81.6%	86.4%	84.2%
Retail sales	16.5	18.4	13.6	15.8
Net sales	100.0	100.0	100.0	100.0
Cost of sales	63.3	67.8	64.0	67.5
Gross profit	36.7	32.2	36.0	32.5
Selling, general and administrative	28.7	25.8	25.4	26.0
Acquisition-related charges	–	–	–	5.4
Operating income	8.0%	6.4%	10.6%	1.0%

Our net sales are derived from two segments, wholesale and retail.  We have recently enhanced the disclosure of our net sales within our wholesale segment.  We have decided to group our sales within that segment by channel, based upon the brands we sell and the customers we sell them to, as follows: (1) department stores / national chain stores, (2) mass merchants and (3) other.

Our department stores / national chain stores channel primarily consists of sales of our Maidenform, Flexees, Lilyette, and private brands on a worldwide basis to customers in those categories.  Within the mass merchants channel, we sell brands such as Self Expressions, Sweet Nothings, Bodymates and private brands that are primarily dedicated to specific customers.  These brands are all sold on a worldwide basis to mass merchants and, to a lesser degree, warehouse clubs. Our remaining sales are grouped within a channel designated as other and include private brand products sold to specialty retailers and all brand sales to off-price retail stores.  In addition, licensing income is included in our other channel.

The following information summarizes our net sales for the first three quarters of 2005 compared to 2004 for each of these three channels within the wholesale segment as well as retail.  We previously disclosed sales increases or decreases within certain channels; however, during the third quarter 2005 we have made changes in the way we are managing our sales by channel including certain insignificant allocations or adjustments to reduce gross sales for returns and allowances within the channel.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

	First Quarter			Second Quarter
	Three Months Ended			Three Months Ended
	April 2, 2005	March 27, 2004	% change	July 2, 2005	June 26, 2004	% change

Department Stores / National Chain Stores	$51.7	$44.3	16.7%	$53.9	$50.7	6.3%
Mass Merchant	22.5	8.4	167.9%	22.7	15.7	44.6%
Other	16.0	15.4	3.9%	10.9	13.0	-16.2%
Total Wholesale	90.2	68.1	32.5%	87.5	79.4	10.2%

Retail	10.0	10.5	-4.8%	14.8	14.5	2.1%
Total Consolidated Net Sales	$100.2	$78.6	27.5%	$102.3	$93.9	8.9%

	Third Quarter			Year-To-Date
	Three Months Ended			Nine Months Ended
	October 1, 2005	September 25, 2004	% change	October 1, 2005	September 25, 2004	% change

Department Stores / National Chain Stores	$54.8	$50.4	8.7%	$160.4	$145.4	10.3%
Mass Merchant	15.1	11.8	28.0%	60.3	35.9	68.0%
Other	13.7	11.2	22.3%	40.6	39.6	2.5%
Total Wholesale	83.6	73.4	13.9%	261.3	220.9	18.3%

Retail	16.5	16.6	-0.6%	41.3	41.6	-0.7%
Total Consolidated Net Sales	$100.1	$90.0	11.2%	$302.6	$262.5	15.3%

In addition, our mix of products sold between bras, shapewear, and panties in the wholesale segment for the nine month periods ended October 1, 2005 and September 25, 2004, respectively, are summarized below:

	2005	2004
Bras	69%	68%
Shapewear	21%	25%
Panties	10%	7%
	100%	100%

Our retail segment consists of both outlet and clearance stores. A reconciliation of stores opened and closed for the first nine months of 2005 and 2004 are as follows:

	2005	2004

Beginning fiscal year	81	94
Open	1	3
Closed	(5)	(9)
Ending third quarter	77	88

Net Sales

Consolidated net sales increased $10.1 million, or 11.2%, from $90.0 million for the three months ended September 25, 2004 to $100.1 million for the three months ended October 1, 2005. Net sales in our wholesale segment increased by $10.2 million, or 13.9%, from $73.4 million for the three months ended September 25, 2004 to $83.6 million for the three months ended October 1, 2005. Net sales in our retail segment decreased $0.1 million, or 0.6%, from $16.6 million for the three months ended September 25, 2004 to $16.5 million for the three months ended October 1, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Of the $10.2 million increase in wholesale net sales during the three months ended October 1, 2005, $4.4 million of the total increase was from increased sales in the department stores / national chain stores channel primarily as a result of new door growth, new product introductions and additional product placement within the stores. Mass merchant channel sales increased $3.3 million, primarily driven by increased allotted selling space, additional product placement within the stores and new door growth. Other sales increased $2.5 million as a result of increased sales to a specialty retailer and increased sales to off-price retailers.

Consolidated net sales increased $40.1 million, or 15.3%, from $262.5 million for the nine months ended September 25, 2004 to $302.6 million for the nine months ended October 1, 2005. Net sales in our wholesale segment increased by $40.4 million, or 18.3%, from $220.9 million for the nine months ended September 25, 2004 to $261.3 million for the nine months ended October 1, 2005. Our year-to-date net sales in 2005 benefited significantly from a roll-out of certain products to all stores of a mass merchant accounting for approximately $8.0 million of the mass channel increase in net sales during the first quarter of 2005. Additionally, the launch of a line of panties at a national chain store accounting for approximately $2.0 million of the total net sales increase in the department stores / national chain stores channel during the first quarter of 2005. Excluding these two events during the first quarter of 2005, net sales for the year-to-date period ended October 1, 2005 increased 13.8%. Net sales in our retail segment decreased $0.3 million, or 0.7%, from $41.6 million for the nine months ended September 25, 2004 to $41.3 million for the nine months ended October 1, 2005.

Of the $40.4 million increase in wholesale segment net sales during the nine months ended October 1, 2005, $24.4 million of the total increase was from increased sales in the mass merchant channel driven by increased allotted selling space, additional product placement within the stores and new door growth as compared to the nine months ended September 25, 2004. Approximately $8.0 million of this amount was a result of having product placement in all of the stores for one of the mass merchant customers in the nine months of 2005 as compared to fewer stores for this comparable period of 2004. Excluding this incremental sales growth, net sales in the mass channel grew at approximately 45.7% over the comparable prior year period. An additional $15.0 million increase came from department stores / national chain stores, primarily as a result of new product introductions, new door growth and additional product placement within this channel. Approximately $2.0 million of this increase was a result of the launch of a line of panties at a national chain store occurring during the first quarter of 2005. The remaining sales increase resulted from $1.0 million sales in the other channel, which included higher sales to off-price retailers and lower sales to a specialty retailer.

In our retail segment, we had 88 open outlet stores as of September 25, 2004 compared to 77 open outlet stores as of October 1, 2005.  Same store sales, defined as sales from stores open for more than one year, increased by 7.6% for the three months ended October 1, 2005, due primarily to increased promotional offerings. However, the decline in retail net sales caused by fewer stores was offset by increased same store sales and internet sales.  Same stores sales for the nine month period ended October 1, 2005 increased 4.6% as compared to the nine months ended September 25, 2004 due primarily to increased promotional offerings. Our internet sales increased by $0.4 million from $0.3 million for the three months ended September 25, 2004 to $0.7 million for the three months ended October 1, 2005. Our internet sales increased by $0.9 million from $0.9 million for nine months ended September 25, 2004 to $1.8 million for the nine months ended October 1, 2005.

Gross Profit

Consolidated gross profit increased by $7.7 million from $29.0 million for the three months ended September 25, 2004 to $36.7 million for the three months ended October 1, 2005. As a percentage of net sales, gross margin increased by 4.5 percentage points from 32.2% for the three months ended September 25, 2004 to 36.7% for the three months ended October 1, 2005.  Consolidated gross profit increased by $23.8 million from $85.2 million during the nine months ended September 25, 2004 to $109.0 million for the nine months ended October 1, 2005. As a percentage of net sales, gross profit increased by 3.5 percentage points from 32.5% for the nine month periods ended September 25, 2004 to 36.0% for the nine months ended October 1, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

The three months ended September 25, 2004 include non-recurring adjustments of $8.2 million ($5.8 million recognized by our wholesale segment and $2.4 million recognized by our retail segment) related to increasing inventories to fair market value at the date of the Acquisition. The nine months ended September 25, 2004 include non-recurring adjustments of $19.0 million ($15.5 million recognized by our wholesale segment and $3.5 million recognized by our retail segment) related to increasing inventories to fair market value at the date of the Acquisition.

In our wholesale segment, our gross margins for both the three and nine month periods ended October 1, 2005 have been negatively affected by increased manufacturing costs as a result of operating our plants at less than optimum capacity as we phased out our internal manufacturing with the closing of our remaining production facilities and the disposal of plant assets. This negatively affected our gross margins by approximately 225 basis points for the three months ended October 1, 2005 and approximately 210 basis points for the nine months ended October 1, 2005. On a consolidated basis, this negatively affected our gross margins by approximately 190 basis points for the three months ended October 1, 2005 and approximately 180 basis points for the nine months ended October 1, 2005. Additionally, increased markdown expenses for excess and close-out inventories, including increased net sales to off-price retailers at a lower gross margin, negatively impacted our gross margins by approximately 180 basis points for the three months ended October 1, 2005 and by approximately 210 basis points for the nine months ended October 1, 2005. On a consolidated basis, this negatively affected our gross margins by approximately 150 basis points for the three months ended October 1, 2005 and approximately 180 basis points for the nine months ended October 1, 2005.

Gross profit as a percentage of sales for the wholesale segment was 30.2% for the three months ended September 25, 2004 as compared to 32.9% for the three months ended October 1, 2005 and 30.2% for the nine months ended September 25, 2004 as compared to 33.3% for the nine months ended October 1, 2005. Our gross margins for both the three and nine month periods ended September 25, 2004 have been negatively affected by the non-recurring adjustments related to increasing inventories to fair market value at the date of the Acquisition as discussed above. Additionally, our gross margins for both the three and nine month periods ended October 1, 2005 have been negatively impacted by the closing of our remaining production facilities and by increased net sales to off-price retailers as discussed above.

Gross profit for the retail segment was 41.0% for the three months ended September 25, 2004 as compared to 55.8% for the three months ended October 1, 2005 and 44.5% for the nine months ended September 25, 2004 as compared to 53.5% for the nine months ended October 1, 2005. Our gross margins for both the three and nine month periods ended October 1, 2005 have been favorably impacted by increased internet sales offset by a change in sales mix in our retail stores. Our gross margins for both the three and nine month periods ended September 25, 2004 have been negatively impacted by the non-recurring adjustments related to increasing inventories to fair market value at the date of the Acquisition as discussed above.

Selling, General and Administrative Expenses (SG&A)

Consolidated SG&A increased by $5.5 million, or 23.7%, from $23.2 million for the three months ended September 25, 2004 to $28.7 million for the three months ended October 1, 2005. As a percentage of net sales, SG&A increased from 25.8% for the three months ended September 25, 2004 to 28.7% for the three months ended October 1, 2005. The $5.5 million increase is primarily a result of the following items within our wholesale segment: $2.7 million of payroll and related benefits, primarily bonus expense, stock option expense and higher payroll expense with certain new positions; $1.9 million of expenses associated with our initial public offering; $1.5 million special cash bonus paid prior to the initial public offering in connection with the credit facility amendment; $0.6 million of other expenses. Partially offsetting these changes was a decrease in advertising of $1.2 million primarily due to the timing of when the advertisements were shown.

Consolidated SG&A increased by $8.7 million, or 12.8%, from $68.2 million for the nine months ended September 25, 2004 to $76.9 million for the nine months ended October 1, 2005. However, as a percentage of net sales, SG&A decreased from 26.0% for the nine months ended September 25, 2004 to 25.4% for the nine months ended October 1, 2005, primarily as a result of increased net sales. The $8.7 million increase is primarily a result of the following items within our wholesale segment: $3.8 million of expenses associated with our initial public offering; $1.5 million special cash bonus paid prior to the initial public offering in connection with the credit facility amendment; $0.9 million severance expense and other costs associated with the closing of the manufacturing facilities; $0.7 million of increased professional fees associated with Sarbanes-Oxley readiness and legal services; $1.8 million of other expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Wholesale segment SG&A, which includes corporate-related expenses, increased by $5.4 million, or 33.5%, from $16.1 million for the three months ended September 25, 2004 to $21.5 million for the three months ended October 1, 2005. As a percentage of net sales, wholesale segment SG&A increased from 21.9% for the three months ended September 25, 2004 to 25.7% for the three months ended October 1, 2005. Our wholesale segment SG&A increased by $8.7 million, or 18.3%, from $47.5 million for the nine months ended September 25, 2004 to $56.2 million for the nine months ended October 1, 2005. However, as a percentage of net sales, SG&A remained constant at 21.5% for the nine month periods ended September 25, 2004 and October 1, 2005. The increase of $5.4 million for the three months ended October 1, 2005 and the increase of $8.7 million for the nine months ended October 1, 2005 are a result of the fluctuations discussed above.

SG&A for our retail segment increased by $0.1 million, or 1.4%, from $7.1 million for the three months ended September 25, 2004 to $7.2 million for the three months ended October 1, 2005. As a percentage of net sales, SG&A increased from 42.8% for the three months ended September 25, 2004 to 43.6% for the three months ended October 1, 2005. Our retail segment SG&A was $20.7 million for the nine month periods ended September 25, 2004 and October 1, 2005. However, as a percentage of net sales, SG&A increased from 49.8% for the nine months ended September 25, 2004 to 50.1% for the nine months ended October 1, 2005.

As a result of our initial public offering in July 2005, we are incurring additional expenses associated with being a public company. The three and nine month periods discussed above include such expenses of approximately $0.8 million.

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

Operating Income

Our consolidated operating income increased by $2.2 million from $5.8 million for the three months ended September 25, 2004 to $8.0 million for the three months ended October 1, 2005. Our consolidated operating income increased by $29.4 million from $2.7 million for the nine months ended September 25, 2004 to $32.1 million for the nine months ended October 1, 2005. Both the three and nine months ended September 25, 2004 were negatively affected by certain adjustments and non-recurring charges, including the Acquisition-related charges of $14.3 million, as discussed above.

For the foregoing reasons, operating income for the wholesale segment was $6.1 million during the three months ended September 25, 2004 as compared to $6.0 million during the three months ended October 1, 2005. Operating income for the wholesale segment increased by $11.5 million, from $19.2 million during the nine months ended September 25, 2004 to $30.7 million during the nine months ended October 1, 2005.

Also, for the reasons discussed above, operating income for the retail segment increased by $2.3 million, from a loss of $(0.3) million during the three months ended September 25, 2004 to $2.0 million during the three months ended October 1, 2005. The retail segment’s operating income increased by $3.6 million, from a loss of $(2.2) million during the nine months ended September 25, 2004 to $1.4 million during the nine months ended October 1, 2005.

Interest Expense, Net

On June 29, 2005, we amended our Credit Facility by prepaying the total balance of $50.0 million outstanding on our Second Lien Facility bearing an interest rate of LIBOR plus 7.5%. Simultaneously, we increased the borrowings on our First Lien Term Facility from $88.9 million to $150.0 million and modified the interest rate from LIBOR plus 2.75% to LIBOR plus 2.25%. The interest rate margin will be reduced by 0.25% on December 29, 2005. Upon delivery of a pricing certificate indicating that our leverage ratio is less than 3 to 1, then, after that date, but not before December 29, 2005, the margin will be further reduced by 0.25%.

Interest expense, net decreased by $0.3 million from $2.9 million for the three months ended September 25, 2004 to $2.6 million for the three months ended October 1, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Interest expense, net increased $6.8 million from $6.7 million for the nine months ended September 25, 2004 to $13.5 for the nine months ended October 1, 2005. This increase was a result of expensing deferred financing costs of $4.9 million in connection with the amendment of our Credit Facility and the repayment of the Second Lien Facility on June 29, 2005, and higher debt outstanding at a higher interest rate during the nine months ended October 1, 2005. The average balance of total debt outstanding increased from $103.6 million for the nine months ended September 25, 2004 to $146.3 million for the nine months ended October 1, 2005, and the average interest rate during the nine months ended September 25, 2004 was 6.0% as compared to a 7.0% average interest rate during the nine months ended October 1, 2005.

Income Tax Expense (Benefit)

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets; changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. Our effective income tax rate for the three and nine month Successor periods ended October 1, 2005 was 60.7% and 50.9%, respectively,  as compared to an effective income tax rate for the combined Predecessor and Successor three and nine month periods ended September 25, 2004 of  43.7% and 22.4%, respectively.  Our income tax expense for the three and nine month periods ended October 1, 2005 was negatively impacted by non-deductible expenses incurred during those periods in connection with our initial public offering.  During the three and nine month periods ended September 25, 2004, we incurred losses before the provision for income taxes.  The income tax benefit from the losses was negatively impacted by non-deductible expenses incurred during those periods in connection with the Acquisition.

Our cash income taxes to be paid will be at a rate significantly lower than our effective income tax rate as a result of net operating loss carryforwards (NOLs) available to offset income taxes payable and tax deductions for stock options exercised. These items have the effect of reducing the effective income tax rate as reported on our income statement to a lower income tax rate to be paid on a cash basis.

Net Income (Loss)

For the foregoing reasons, our net income increased from $1.7 million for the three months ended September 25, 2004 to $2.1 million for the three months ended October 1, 2005. Our net income (loss) for the nine months ended increased from a loss of $(5.0) million for the nine months ended September 25, 2004 to net income of $9.1 million for the nine months ended October 1, 2005.

Preferred Stock Dividends and Changes in Redemption Value

On July 22, 2005, our preferred stock and options to purchase our preferred stock were redeemed in connection with the initial public offering. However, for the three months ended October 1, 2005, preferred stock dividends and changes in redemption value include the accrual of $1.7 million of preferred stock dividends and preferred options dividends. The three months ended September 25, 2004 include $1.2 million of preferred stock dividends.

For the nine months ended October 1, 2005, preferred stock dividends and changes in redemption value include a special preferred stock dividend of $13.3 million, the accrual of $4.7 million of preferred stock dividends and dividends on preferred stock options, and the reduction of the preferred stock redemption premium of $(0.7) million. The nine months ended September 25, 2004 include $1.2 million of preferred stock dividends and $2.2 million of accretion related to the preferred stock issued in connection with the Acquisition.

Net Income (Loss) Available to Common Stockholders

For the foregoing reasons, the net income available to common stockholders for the three months ended October 1, 2005 was $0.4 million as compared to $0.5 million for the three months ended September 25, 2004. The net loss available to common stockholders for the nine months ended October 1, 2005 was $(8.1) million as compared to net loss of $(8.3) million for the nine months ended September 25, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

For discussion purposes only, our nine months ended September 25, 2004 cash flow data discussed below represent the mathematical addition of the historical cash flow data for the Predecessor period from December 28, 2003 through May 10, 2004 and the Successor period from May 11, 2004 through September 25, 2004. This approach is not consistent with generally accepted accounting principles and yields results that are not comparable on a period-to-period basis due to the new basis of accounting established at the Acquisition date. However, we believe it is the most meaningful way to comment on the cash flows for the nine months ended September 25, 2004 compared to the nine months ended October 1, 2005 because a discussion of partial periods would not be meaningful.

Operating activities. Cash flows provided by operating activities were $0.3 million in the nine months ended October 1, 2005 compared to cash flows provided by operating activities of $20.6 million in the nine months ended September 25, 2004. This change in cash from operating activities was due to increased accounts receivable and inventory, and lower accrued expenses and other liabilities. Year-end fiscal 2004 inventories were abnormally low as a result of import restrictions related to the China safeguards in place at the end of fiscal 2004. Accounts receivable at the end of the third quarter of 2005 rose to $51.6 million from $43.1 million for the comparable period of 2004 and up from $24.0 million at the end of fiscal 2004 as wholesale net sales have increased by 37.4% in the third quarter of 2005 as compared to the fourth quarter of 2004. These factors were partially offset by higher net income, an increase in accounts payable associated with the increased inventory and an increase in higher income taxes payable (primarily due to non-deductible expenses associated with our initial public offering and the collection of our income tax receivable outstanding at fiscal year end 2004). Cash flows provided by operating net activities for the nine months ended October 1, 2005 have been negatively impacted by non-recurring items such as the initial public offering, special bonuses paid in connection with the credit facility amendment, manufacturing costs, and prepayment penalty fee.

Investing activities. Cash flows provided by investing activities were $0.1 million in the nine months ended October 1, 2005 compared to cash flows used in investing activities of $160.1 million in the nine months ended September 25, 2004. The significant use of cash in the nine months ended September 25, 2004 was primarily due to payments of $158.5 million related to the Acquisition.

Financing activities. Cash flows used in financing activities were $17.8 million in the nine months ended October 1, 2005 compared to cash flows provided by financing activities of $151.0 million in the nine months ended September 25, 2004. The decrease is mainly due to lower net borrowings and the payment of a special preferred stock dividend partially offset by the excess proceeds from our initial public offering during the nine months ended October 1, 2005. The cash provided from financing activities during the nine months ended September 25, 2004 was primarily from borrowings from new credit facilities entered into at the time of the Acquisition, offset by payment of all debt outstanding at May 11, 2004.

On June 29, 2005, we amended our existing First Lien Facilities and prepaid the outstanding balance of our Second Lien Facility. The amended First Lien Facilities (“Credit Facility”) provides for borrowings in the aggregate amount of $200.0 million maturing on May 11, 2010 and is comprised of: (i) a $150.0 million amortizing term loan facility (the “Term Loan Facility’’) and (ii) a $50.0 million revolving credit facility (the ‘‘Revolving Facility’’). In connection with the Credit Facility, we paid fees of $2.4 million, and in connection with the repayment of the Second Lien Facility, we paid a prepayment penalty fee of $1.0 million. For the nine month period ended October 1, 2005, amortization of financing costs included in interest expense was $5.8 million (which includes $4.9 million of deferred financing expense in connection with the amendment of the First Lien Facilities and the prepayment of the Second Lien Facility).

As of October 1, 2005, we had $140.0 million outstanding under our Term Loan Facility, after a voluntary prepayment of $10.0 million, and we had approximately $47.8 million available for borrowings under the Revolving Facility after giving effect to $2.2 million of outstanding letters of credit. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. We were in compliance with all debt covenants at October 1, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

On July 22, 2005, we priced an initial public offering of 14,513,889 shares of common stock of which 3,375,000 and 11,138,889 shares were offered by us and selling stockholders, respectively, at a price of $17.00 per share. Upon the consummation of the offering on July 27, 2005, net proceeds of $52.6 million and $176.1 million were distributed to us and selling stockholders, respectively. We did not receive any of the proceeds from the sale of shares by the selling stockholders. Approximately $46.8 million of the net proceeds to us was used to redeem all the outstanding shares of our preferred stock, including shares of preferred stock acquired upon the exercise of all outstanding options to purchase shares of our preferred stock, and to pay all accrued and unpaid dividends associated with the preferred stock and preferred stock options. In addition, the put option on certain shares of common stock classified as temporary equity was extinguished as a result of the initial public offering and such common stock is no longer classified as temporary equity.

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

The following table summarizes our significant contractual obligations and commercial commitments at October 1, 2005 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional details regarding these obligations are provided in the notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

	Balance of
	fiscal	In fiscal	In fiscal	In fiscal	In fiscal
	2005	2006	2007	2008	2009	Thereafter	Total
	(in millions)
Short-term debt	$0.1	$–	$–	$–	$–	$–	$0.1
Long-term debt (1)	–	–	0.7	1.1	35.4	102.8	140.0
Interest on long-term debt (2)	2.2	8.6	8.6	8.4	7.8	1.4	37.0
Operating leases	1.3	4.2	2.7	2.1	1.0	0.7	12.0
Total financial obligations	3.6	12.8	12.0	11.6	44.2	104.9	189.1
Purchase obligations (3)	29.6	19.9	–	–	–	–	49.5
Total financial obligations and commitments	$33.2	$32.7	$12.0	$11.6	$44.2	$104.9	$238.6

(1)	For the years 2006 through the expiration date of the Credit Facility, we may be required to make annual consolidated excess cash flow payments depending on applicable leverage ratios.
(2)	The interest rate for the variable portion of long-term debt was the rate in effect at October 1, 2005.
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

In addition to the total contractual obligations and commitments included in the table above, we have pension and post-retirement benefit obligations included in other non-current liabilities.

Contingent Commitments and Contingencies

We also have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur. We do not currently expect that the remaining contingent commitments will result in any amounts being paid by us.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

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

Although we have experienced significant growth in our net sales since 2001, historical growth rates may not be sustainable and are not necessarily indicative of future operating results. Our efforts to generate future growth in net sales might not result in increased net sales, higher margins or continued profitability. To the extent that net sales do not grow at anticipated rates, that increases in operating expenses precede or are not subsequently followed by commensurate increases in net sales, or that we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition could be materially and adversely affected.

We have experienced losses in the past and may incur losses in the future.

We experienced net losses for our 2004 fiscal year and for each of the fiscal years from 1995 to 2001. Furthermore, our predecessor company declared bankruptcy in July 1997 and emerged from bankruptcy in July 1999. We expect that our expenses will increase in the near term in order to continue expanding our business and to meet the requirements related to being a public company. We may incur losses in future periods. If we are not able to maintain profitability, our stock price is likely to decline.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

If we experience fluctuations in our results of operations or rate of growth and fail to meet net sales and earnings expectations, our stock price may fall rapidly and without advance notice.

We base our current and future expense levels and our investment plans on estimates of our future net sales, our furture estimated gross margin, and our future rate of growth, and our actual results may vary significantly from these estimates. We expect that our expenses will generally increase in the future, but may fluctuate from period to period. We may not be able to adjust our spending quickly enough if our net sales fall short of our expectations or our gross margins erode.

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

We depend on a limited number of customers for a significant portion of our sales. We expect that this customers will continue to represent a significant portion of our net sales in the future, especially with the consolidation that is occurring in the retail industry.  One customer accounted for more than 10% of our net sales in the three and nine months ended October 1, 2005.

We sell the majority of our products to department stores, national chain stores and mass merchants which in turn sell our products to consumers. We do not have long-term contracts with any of our customers, as sales to retailers are generally made on an order-by-order basis. If we cannot fill customers’ orders on time, orders may be cancelled and relationships with customers may suffer, which could have an adverse effect on us. Furthermore, if any of our customers experiences a significant downturn in its business, or fails to remain committed to our products or brands, the customer may reduce or discontinue purchases from us. The loss of a customer or a reduction in the amount of our products purchased by one or more of our customers could have a material adverse effect on our business, results of operations or financial condition.

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

The intimate apparel industry is highly competitive. Competition is generally based upon product quality, brand name recognition, price, selection, service and purchasing convenience. Both branded and private brand manufacturers compete in the intimate apparel industry. Our primary competitors include Cupid Foundations Inc., Gap Inc., Jockey International, Inc., Kellwood Company, the Lane Bryant division of Charming Shoppes, Inc., Sara Lee Corporation, Triumph International, VF Corporation, the Victoria’s Secret division of Limited Brands, Inc., Wacoal Corp., and The Warnaco Group, Inc. Because of the highly fragmented nature of the balance of the industry, both domestically and internationally, we also compete with many small manufacturers and retailers. Additionally, department stores, specialty stores and other retailers, including our customers, have significant private brand product offerings that compete with us, and these retailers may choose to source these private brand product offerings directly from third-party manufacturers.

Specialty retailers, such as Victoria’s Secret, have grown at a faster rate in recent years than the industry in general and more than department stores and national chain stores, to which we sell the majority of our products, in particular. Furthermore, many specialty retailers primarily sell private brand products, and we cannot predict the future growth, if any, for our products in the specialty retailer channel.

Many of our competitors have significantly greater financial, marketing and other resources, broader product lines outside of intimate apparel and larger customer bases than we have and are less financially leveraged than we are. As a result, these competitors may be able to:

➢	adapt to changes in customer requirements more quickly;

➢	introduce new and more innovative products more quickly;

➢	better adapt to downturns in the economy or other decreases in sales;

➢	better withstand pressure to accept customer returns of their products or reductions in inventory levels carried by our customers;

➢	take advantage of acquisition and other opportunities more readily;

➢	devote greater resources to the marketing and sale of their products;

➢	adopt more aggressive pricing policies and provide greater contributions to retailer price markdowns and cooperative advertising arrangements than we can; and

➢	control sourcing production, thereby creating delays for our products.

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

There has been a growing trend toward retailer consolidation and, as a result, we increasingly sell our products to a reduced number of customers. As a result of this consolidation, we have observed an increased centralization of buying decisions and greater negotiating power by such retailers. Policy changes by our customers, such as reductions in inventory levels, limitations on access to display space, development of private brands and other changes by customers, could result in lower net sales and lower gross margins. These consolidations in the retail industry, as well as further consolidations that may occur in the future, could result in price and other competition that could damage our business. Additionally, as our customers grow larger, they may increasingly require us to provide them with our products on an exclusive basis, which would cause an increase in the number of stock keeping units, or SKUs, we must carry and, consequently, our inventory levels and working capital requirements would increase. The potential impact of these types of policy changes by our customers has been amplified by the recent consolidation of retailers, as each retailer now represents a greater portion of our sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

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

In addition, our credit facility contains financial and other restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interests such as selling assets, strategic acquisitions, paying dividends, and borrowing additional funds. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt which could leave us unable to meet some or all of our obligations. See Note 5 to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

External events may cause disruptions to our supply chain, result in increased cost of sales or lead to an inability to deliver our products to our customers.

Historically, we sourced a substantial portion of our offshore production through a network of various vendors predominately in the Asia-Pacific region, including China. Commencing in August 2005, we moved all of our production offshore. There are myriad potential events that could disrupt our foreign supply chain, including the following:

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

We purchase intimate apparel designed by us from a limited number of third-party manufacturers. In addition, approximately 80% of our total sourcing is concentrated in two foreign countries, China and Indonesia. We do not have any material or long-term contracts with any of our suppliers. Furthermore, our finished goods suppliers also purchase the fabrics and accessories used in our products from a limited number of suppliers. The loss of one or more of these vendors could interrupt our supply chain and impact our ability to deliver products to our customers, which would have a material adverse effect on our net sales and profitability.

Increases in the price of raw materials used to manufacture our products could materially increase our costs and decrease our profitability.

The principal fabrics used in our business are made from cotton, synthetic fabrics and cotton-synthetic blends. The prices for these fabrics are dependent on the market price for the raw materials used to produce them, primarily cotton and chemical components of synthetic fabrics, and there can be no assurance that prices for these and other raw materials will not increase in the near future. These raw materials are subject to price volatility caused by weather, supply conditions, power outages, government regulations, economic climate and other unpredictable factors. Fluctuations in crude oil or petroleum prices may also influence the prices of related items such as chemicals, dyestuffs, man-made fiber and foam. Any raw material price increase would increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. In addition, if one or more of our competitors is able to reduce its production costs by taking advantage of any reductions in raw material prices or favorable sourcing agreements, we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have a material and adverse effect on our business, results of operations and financial condition.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Adverse changes in these costs and restrictions could interrupt production in offshore facilities or delay receipt of our products in the United States and international markets, which would harm our business. Safeguard actions have been initiated with respect to panties and bras by the United States for the 2005 calendar year. The safeguard action with respect to panties has resulted in an embargo on panties imported from China into the United States, which forecloses any such imports through the end of the 2005 calendar year. The safeguard actions with respect to bras will probably result in an embargo sometime in the fourth quarter of 2005 for the balance of the 2005 calendar year. The European Union (EU) has entered into a trade agreement with China that has resulted in an embargo on bras imported from China into the EU for the balance of 2005 and quantitative restrictions on other categories. Furthermore, future trade agreements could provide our competitors with an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, results of operations or financial condition.

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

Although we believe we have addressed all elements of the material weakness identified as a result of the fiscal 2003 audit with the remedial measures we have implemented, the measures we have taken to date or any future measures we may take might not sufficiently allow us to maintain adequate controls over our financial processes and reporting in the future. Furthermore, additional material weaknesses in our internal control over financial reporting could be discovered in the future.

To the extent we identify any additional weaknesses in our internal control over financial reporting, significant resources from our management team and additional expenses may be required to implement and maintain effective controls and procedures. In addition, we may need to hire additional employees and outside consultants, and further train our existing employees. If the material weakness previously reported by our independent registered public accounting firm were to recur, if we fail to implement required new or improved controls, or if we encounter difficulties in their implementation, our operating results could be adversely affected. Therefore, we may fail to meet our reporting obligations or we may have material misstatements in our financial statements. Any such failure also could adversely affect the results of the periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our ‘‘internal control over financial reporting’’ that will be required when the Securities and Exchange Commission’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 (the ‘‘Sarbanes-Oxley Act’’) become applicable to us, which is currently expected to occur beginning with our Annual Report on Form 10-K for the year ending December 30, 2006. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

We are a party to contracts with two separate unions. Our contract with Local 153 of OPEIU union expired in September 2005 and our contract with UNITE-HERE union expires in September 2006. Renewal negotiations are in process with Local 153. Our failure or inability to renew either of these contracts could have a material adverse effect on our ability to operate our business and on our results of operations.

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

Our business is dependent upon the availability of adequate funding. Historically, we have satisfied these needs primarily through debt financing and, more recently, internally-generated funds and our initial public offering. We believe there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among others, acquisitions, joint ventures, strategic alliances or other investments. As a result, we may need to raise additional funds to:

➢	support more rapid growth in our business;

➢	develop new or enhanced products;

➢	respond to competitive pressures;

➢	acquire complementary companies or technologies;

➢	expand one or more of our distribution centers to support the growth of our business or to lease or build additional space;

➢	fund the working capital requirements of carrying additional inventory;

➢	enter into strategic alliances or make acquisitions; and

➢	respond to unanticipated capital needs.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

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

At January 1, 2005, we had approximately $92.6 million of federal and state net operating loss carryforwards available for future utilization during the years 2005 through 2023. To the extent any sales of common stock by us or our stockholders subsequent to the initial public offering result in an ‘‘ownership change’’ within the meaning of Section 382 of the Internal Revenue Code, we may not be able to realize certain of these net operating loss carryforwards existing at the date of such ownership change or the timing of when we can use these net operating loss carryforwards may be modified.  For more information regarding these potential income tax benefits and our net operating loss carryforwards, see ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends in Our Business—Income Taxes.’’

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers and other key personnel, including senior design, marketing, operational and finance executives. Any loss or interruption of the services of one or more of our executive officers or key personnel could result in our inability to manage our operations effectively and/or pursue our business strategy.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

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

The trading price of our common stock may fluctuate substantially. The price of our common stock may be higher or lower than the price you pay to purchase your shares, depending on many factors, some of which are beyond our control. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. The fluctuations could cause you to lose all or part of your investment in our shares of common stock. Factors that could cause fluctuation in the trading price of our common stock may include, but are not limited to, the following:

➢	price and volume fluctuations in the overall stock market from time to time;

➢	significant volatility in the market price and trading volume of apparel companies generally or intimate apparel companies in particular or other consumer product companies;

➢	actual or anticipated variations in our earnings or operating results;

➢	actual or anticipated changes in financial estimates by us or by any securities analysts who might cover our stock;

➢	market conditions or trends in our industry and the economy as a whole;

➢	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

➢	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

➢	capital commitments;

➢	loss of a major customer or the loss of a particular product line with a major customer;

➢	additions or departures of key personnel; and

➢	sales of our common stock, including sales of large blocks of our common stock or sales by our directors and officers.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk. We do not believe that we have significant foreign currency transactional exposures. For the three and nine month periods ended October 1, 2005, approximately $7.0 million and $18.1 million, respectively, of our total net sales were in currencies other than U.S. dollars. During the three and nine month periods ended October 1, 2005, our net sales were favorably impacted by $0.2 million and $0.8 million, respectively, due to foreign exchange rates. Most of our purchases are denominated in U.S. dollars. Approximately 80% of our total sourcing is concentrated in two foreign countries, China and Indonesia. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

Interest Rate Risk. Interest rate risk is managed through a combination of variable and fixed rate debt composed of long-term instruments. The objective is to maintain a cost-effective mix that we deem appropriate and have entered into interest rate swap agreements to maintain that balance. At October 1, 2005, our debt portfolio was composed of variable-rate debt of which we hedge approximately 16% to a fixed-rate. With respect to our variable-rate debt, a 1% change in interest rates would be immaterial.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 1, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal controls over financial reporting during the quarter ended October 1, 2005 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

MAIDENFORM BRANDS, INC. (Registrant)

Date: November 10, 2005	By:	/s/ Dorvin D. Lively

Name: Dorvin D. Lively Title: Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002