Form 10-K
period 2005-12-31
Maidenform Brands, Inc.
filed 2006-03-29
CIK 1323531

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-32568

MAIDENFORM BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1724014 (I.R.S. Employer Identification No.)
154 Avenue E, Bayonne, NJ (Address of principal executive offices)	07002 (Zip Code)

        (201) 436-9200
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Common Stock, par value $0.01 per share
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

        Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.    Yes ☐        No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐        No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒        No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☒

        As of March 21, 2006, there were 23,084,557 shares of the registrant's common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

MAIDENFORM BRANDS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

FORWARD-LOOKING STATEMENTS

        STATEMENTS IN THIS REPORT ABOUT MAIDENFORM BRANDS, INC. THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT US AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL FUTURE EVENTS OR RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. IT IS ROUTINE FOR OUR INTERNAL PROJECTIONS AND EXPECTATIONS TO CHANGE AS THE YEAR OR EACH QUARTER IN THE YEAR PROGRESS, AND THEREFORE IT SHOULD BE CLEARLY UNDERSTOOD THAT THE INTERNAL PROJECTIONS AND BELIEFS UPON WHICH WE BASE OUR EXPECTATIONS MAY CHANGE PRIOR TO THE END OF EACH QUARTER OR THE YEAR. ALTHOUGH THESE EXPECTATIONS MAY CHANGE, WE ARE UNDER NO OBLIGATION TO INFORM YOU IF THEY DO. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE PROJECTIONS OR FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN ITEM 1A., "RISK FACTORS."

PART I

ITEM 1. BUSINESS

        Throughout this Annual Report on Form 10-K, we refer to various trademarks, service marks and trade names that we use in our business. Maidenform®, Flexees®, Lilyette®, Self Expressions®, Sweet Nothings®, Rendezvous®, Subtract®, Minimizer®, Bodymates®, and Dream® are some of our registered trademarks. One Fabulous Fit™, I Value Luxury™, One Fabulous Moment™, One Fabulous Body™, The Endless Options ™, the Lite Bra™, Flex-to-Fit™, and Feeling Sexy ™ are some of our trademarks and service marks. We also have a number of other registered service marks, trademarks, service mark applications and trademark applications related to our products that we refer to throughout this Annual Report. This Annual Report also contains trademarks and service marks of other organizations and entities which are the property of their respective holders.

OVERVIEW

        Our company, Maidenform Brands, Inc., is a global intimate apparel company with a portfolio of established and well-known brands, top-selling products and an iconic heritage. We design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell our products through multiple distribution channels, including department stores and national chain stores, mass merchants (including warehouse clubs), other (including specialty stores, off-price retailers and licensing income), our company-operated outlet stores and our websites. During our 84-year history, we believe we have built strong equity for our brands and established a platform for growth through a combination of innovative, first-to-market designs and creative advertising campaigns focused on increasing brand awareness with generations of women. We sell our products under some of the most recognized brands in the intimate apparel industry, including Maidenform, Flexees, Lilyette, Self Expressions, Sweet Nothings, Bodymates, Rendezvous and Subtract.

        Our Maidenform, Flexees and Lilyette brands are broadly sold in department stores (such as Macy's, Lord & Taylor, Marshall Field's and Belk) and national chains (such as Kohl's and JCPenney). We also own brands for intimate apparel products that are distributed through select mass merchants. These brands carry our corporate endorsement and leverage our product technology, but are separate brands with distinctly different logos. For example, our Self Expressions branded products are sold in more than 1,300 Target stores in the United States and 278 Zeller's stores in Canada, our Sweet Nothings branded products are sold in more than 3,100 Wal-Mart domestic stores and over 300 international Wal-Mart stores and our Bodymates branded products are sold in Costco's 346 domestic and 125 international stores. In addition to these brands, we selectively manufacture private-label products for certain retailers.

        In the last few years, we have achieved significant increases in our net sales and profitability. We have accomplished this by implementing key management changes, investing in marketing our brands, introducing innovative new products and expanding a multi-brand, multi-channel distribution model while significantly lowering our cost structure through financial and operational discipline and initiatives. For example, we have successfully transitioned from operating our own manufacturing facilities to become a global sourcing company with all of our products manufactured by third parties. As a result of these initiatives, our net sales have grown from $234.2 million in fiscal 2001 to $382.2 million in fiscal 2005, representing a compound annual growth rate of 13%.

        On May 11, 2004, MF Acquisition Corporation acquired Maidenform, Inc. (the "Acquisition") through a merger of its wholly owned subsidiary into Maidenform, Inc. Stockholders of Maidenform, Inc. received either cash or stock of MF Acquisition Corporation in exchange for their shares of Maidenform, Inc. On April 5, 2005, MF Acquisition Corporation changed its name to Maidenform Brands, Inc.

OUR COMPETITIVE STRENGTHS

        We attribute our market leadership and significant opportunities for continued growth to the following competitive strengths:

Portfolio of well-known brands with strong market position

        During our 84-year history in the intimate apparel industry, we believe we have built strong equity for our brands through a combination of innovative, first-to-market designs and creative advertising campaigns. Our products, which have a well-earned reputation for "everyday comfort," which we define as excellent fit, affordability and beautiful styling, are marketed under some of the most long-standing, recognized brands in the industry, such as Maidenform, Flexees and Lilyette.

        We have extended our addressable market by offering products at lower price points through the introduction of our other brands. These brands carry our corporate endorsement and leverage our product technology, but are separate brands with distinctly different logos. In addition, these products are similar in style to Maidenform products, but are typically produced with materials more appropriate for their price points. These brands carry a tagline indicating their connection to Maidenform and are comprised of our Self Expressions brand, which is sold at Target and Zellers, our Sweet Nothings brand, which is sold at Wal-Mart, our Bodymates brand, which is sold at Costco, and our Rendezvous brand, which is sold at Sears.

Effective multi-brand, multi-channel distribution model

        We offer a wide range of brands and products at various price points targeted at distinct distribution channels. This multi-channel strategy reduces our reliance on any single distribution channel, product, brand or price point. While the Maidenform, Flexees and Lilyette brands are generally sold in department stores and national chains, we market our other brands to other retailers in the national chain and mass merchant channels. Specifically, Self Expressions is sold at Target stores and Zeller's stores, Sweet Nothings is sold at Wal-Mart stores, Rendezvous and Subtract are sold at Sears stores, and Bodymates is sold at Costco stores.

History of innovation and development of new products

        Throughout our 84-year history, we have successfully developed and introduced new products. Some examples of our innovations include:

  •
  filing the patent for the modern seamed bra in 1926;

  •
  filing the patent for the adjustable bra strap in 1942;

  •
  introducing Customize It, a collection of bras with convertible straps and pads in 1999;

  •
  being the first to introduce two-way stretch foam cup technology in the United States to create the Maidenform One Fabulous Fit bra in 2002 (two-way stretch foam offers both horizontal and vertical fabric flexibility to provide greater comfort and fit);

  •
  being the first to introduce two-way stretch foam technology in shapewear products in the United States in 2003;

  •
  introducing the Maidenform Dream bra, released in 2005, which offers a new combination of intimate apparel technologies, including two-way stretch foam and higher thread-count microfiber, to give excellent fit and soft feel on the body. This bra also has a clean, seamless front and fuller coverage, making it appealing to a wide range of women's style and size preferences; and

  •
  introducing our newest product, the Lite Bra collection, which will launch in 2006.

        Our merchandising and design teams seek to incorporate both first-to-market technologies and unique and innovative combinations of existing technologies in our products. To assist these teams in this effort, we are operating a materials laboratory in Hong Kong, as well as employing full-time personnel who regularly meet with raw material producers and contract manufacturers and other component suppliers to review their latest product developments.

        We typically introduce our most innovative products into the department store and national chain store channel first. Upon a successful launch, we often design a related product that modifies the design to permit value pricing under our other brands. In addition, we are focused on continually reducing manufacturing costs by sourcing our existing products from third parties, without compromising quality levels. We work closely with our sourcing partners, who enter into confidentiality agreements, to share best practices and keep abreast of new advances in design and technology.

Effective and compelling marketing strategies

        Our creative advertising campaigns for the Maidenform brand have been key to building brand equity for the Maidenform brand and for our other brands. In our advertising campaigns, we consistently strive to portray intelligent and confident women and to relate to women's aspirations. Notable campaigns we have used in the past to convey this image include the first Dream campaign ("I Dreamed..."), launched in 1949, and the 1970's launch of "The Maidenform Woman. You Never Know Where She'll Turn Up" campaign. More recently, we re-introduced a modern interpretation of the classic "I Dreamed..." campaign as part of a successful strategy to increase brand recognition with our core consumer and attract a younger, more contemporary consumer. This campaign has had substantial placement in print media. We also invest in point-of-sale advertising and co-op advertising, which is our contribution to retailer-produced advertising. In all of our advertising, we strive to present a consistent image of the Maidenform brand. We place significant marketing emphasis on the Maidenform brand, as we believe consumers are driven to purchase our products not only for their product features, but also because of the image conveyed by the brand. Furthermore, development of Maidenform brand equity has additional positive effects on our other brands including Sweet Nothings, Self Expressions, Bodymates and Rendezvous.

        The Flexees and Lilyette brands are supported more directly at point-of-sale as the consumer for these brands typically has more specialized needs and tends to be driven to purchase our products based on practical product features as well as brand image. Informative hangtags highlighting product benefits and features are the most effective means of communication to this consumer.

OUR GROWTH STRATEGIES

        We intend to increase sales and profitability by strengthening our position in the intimate apparel industry through the following key strategic initiatives:

Continue to increase consumer identification with our brands

        We plan to increase our focus on marketing, especially for the Maidenform brand. We currently use substantial print media and point-of-sale hang-tags on our products to reinforce our brand image. Going forward, we will look to increase our total number of advertising impressions in a variety of media and coordinate these images with our co-op advertising, outdoor advertising and point-of-sale materials to ensure that all touchpoints with our consumers reinforce the brand image. At the same time, we will continue to monitor the media where our advertisements are placed to ensure we are as effective as possible in reaching our core consumer. We are also focused on promoting our other brands, including Self Expressions, Sweet Nothings, Rendezvous and Bodymates. For our Flexees and Lilyette brands, we will continue to focus our marketing efforts at the point-of-sale, with informative hang-tags on the product that explain product benefits, and will continue to provide co-op advertising support for inclusion in retailer-produced advertising.

Continue to launch innovative products

        We intend to build upon our past successes in innovation by continuing to be the first-to-market with new product features and designs. We plan to do this in a manner that expands our consumer base with limited impact on the sales of existing products. We expect that this will result in an increase in our inventory levels and the number of stock keeping units, or SKUs we carry. To further assist us in this effort, we are planning to increase the size of our merchandising and design teams, as well as our support operations in Asia.

Increase market share in department stores and national chains

        We intend to increase market share in department and national chains by expanding and refreshing product offerings through innovative technology and design expertise within our core brands—Maidenform, Lilyette and Flexees. In addition, we will continue to support the advertising efforts of our retail partners through co-op advertising programs and the aggressive pursuit of point-of-sale visual presentation that clearly represent our brands on the selling floors.

Expand presence in mass merchant channel

        The mass merchant channel continues to provide opportunity for us. We intend to aggressively pursue increased sales through organic growth and the expansion of selling space through the placement of new product categories.

        Our global sourcing strategy has enabled us to develop product offerings that are priced competitively in the mass merchant channel and has recently afforded us the opportunity to launch new product concepts concurrently in the mass merchant and department stores and national chains stores channels. Our value/price product strategy has proven successful with the mass market consumer.

Expand our international presence

        Our products are currently distributed in 48 countries and territories, representing 7.0% of our net sales, the majority of which are generated in the United Kingdom and Canada. We intend to continue to focus our international selling efforts in markets with consumer preferences similar to those found in the United States.

        Europe's growth is focused within the United Kingdom, where the Maidenform and Flexees collections have gained momentum. In the United Kingdom, we launched the Maidenform brand at Debenhams in 2003 and, following successful tests, launched at the House of Fraser and John Lewis in 2004.

        In Canada, in addition to aggressively expanding the door distribution for Maidenform, Flexees and Lilyette within department stores, sales have also benefited from the expanded placement of new categories of business such as the Maidenform One Fabulous fit pant collection at The Bay, and Lilyette Minimizer bras and special occasion bras in department stores. Our Canadian business also expanded within the mass merchant channel of distribution through the placement of Self Expressions bras and shapewear at Zellers, Sweet Nothings at Wal-Mart Canada, and Bodymates at Costco Canada.

        In 2005, we experienced growth in Benelux, Russia and the Scandinavian countries and believe that there is a continuing opportunity to grow our brands and develop our presence in the international markets.

Continue to improve product sourcing

        We employ a sourcing strategy that expedites our speed to market. We source our products from a network of quality manufacturers in China, Hong Kong, Indonesia, Macau, the Philippines, Sri Lanka and Thailand, among other countries. In most cases, we identify and mandate the raw materials and the sub-contractors we want these suppliers to use. In 2005, we reduced our dependence on China by sourcing our goods from suppliers located in Indonesia, the Philippines and Thailand. In the future, we may source our products from Bangladesh, Cambodia, Egypt, India and other countries due to the easing of trade restrictions and as the infrastructure in those countries mature. In connection with this increase in products sourced from third-party manufacturers, we have significantly reduced our number of employees since 2001.

        We are expanding the number of our sourcing partners in an effort to achieve efficient product supply to the marketplace and provide the appropriate balance of flexibility and diversity necessary to service the ever-changing needs of the retailer and the consumer. We intend to multi-source our largest selling items at various facilities and with diverse suppliers in order to improve service and pricing levels. We are upgrading and implementing new technologies that will enable us to better communicate with our sourcing partners for bidding, technical specification and to track product in production and in transit.

Make selective acquisitions

        We plan to target select strategic acquisitions in order to grow our consumer base and we would utilize the acquired companies to complement the products, channels and geographic reach of our existing portfolio. We believe that acquisitions could enhance our product offering to retailers and provide potential growth. We believe we can leverage our core competencies such as product development, brand management, logistics and marketing to create significant value from the acquired businesses.

PRODUCTS AND BRANDS

        We sell a broad range of intimate apparel products including bras, panties and shapewear under the following brands:

Maidenform®

        We sell a collection of bras and panties under the Maidenform brand primarily at department stores, national chains and our company-operated outlet stores and websites. Maidenform branded bras are best described as "everyday comfort" bras with excellent fit, affordability and beautiful styling, offering a woman sophistication and style. The target consumers of our Maidenform branded products are women between the ages of 25 and 54 with a career or active lifestyle. Product lines under the Maidenform brand include:

  •
  One Fabulous Fit: Our signature Maidenform franchise. Product includes two-way stretch foam bras in a variety of silhouettes designed for the average figure consumer.

  •
  One Fab Fit Pants: Everyday, comfortable pants designed in updated silhouettes and color coordinated to the bra collection.

  •
  Flex-to-Fit Full Support: A full figure collection crafted of the same sumptuous two-way stretch foam cups and soft microfiber as our signature One Fabulous Fit bra yet enhanced with our Flex-to-Fit feature in the bra cup.

  •
  Feeling Sexy: Our fashionable push-up bra collection. The assortment includes cleavage enhancing push-up bras with optional degrees of uplift from gentle to moderate to extreme.

  •
  I Value Luxury: A collection of intimates designed for the value-conscious women who recognizes and appreciates branded product.

  •
  The Dream Collection: Introduced in 2005, the Dream bra was launched as the premier Maidenform franchise. Priced slightly above One Fabulous Fit, this collection offers luxurious fabrics and stretch-to-fit comfort yet with more coverage than our best selling demi bra appealing to a wider audience.

Flexees®

        Flexees is a collection of shapewear products sold primarily in department stores and national chains. Shapewear products create a more slimmed and toned appearance. Examples of shapewear include high leg briefs, full briefs, waist nipper briefs, waist nippers, body briefers, control slips and control camisoles. Flexees products serve as an under layer for all types of clothing, offering a woman comfort and flexibility while slimming and shaping. Flexees is designed with shape defining properties to provide a range of control from firm to lighter control. The target consumers of our Flexees products are women between the ages of 25 and 64. The Flexees product is categorized by level of control. Product lines under the Flexees brand name include:

  •
  One Fabulous Body: A collection of lightweight everyday and firm control shapewear for smooth, gentle shaping. Made from luxurious two-way stretch microfiber, it molds to the body for an incredibly comfortable fit. Designed to be worn as a bodyliner for a sleeker, sexier shape under today's ready-to-wear.

  •
  Contemporary Shapers: These moderate and firm control, silhouettes offer women the perfect balance of form, function and femininity. Styles provide superior shaping and comfort for a sleek look under clothes.

  •
  Instant Slimmer: Firm and maximum control shapewear with added coverage featuring firm control slimming features that flatten the tummy, slim the hips and take inches off the waist for a smooth look under clothes.

Lilyette®

        Lilyette is a collection of bras for the full-figured woman sold primarily in department stores and national chains and our company-operated outlet stores. Lilyette bras are targeted at larger-chested women between the ages of 25 and 54, and are typically offered in cup sizes of C and larger. The Lilyette brand represents elegant quality at a good value. The Lilyette collection is categorized by product feature:

  •
  Minimizer: Beautiful, contemporary bras, designed to reduce the bust up to one cup size offering a smoother appearance under clothes.

  •
  Full Support: Designed of the finest fabrics and trims offering maximum support and comfortable shaping.

  •
  Specialty: Elegant and functional full support bras designed for special occasion dressing.

Other Brands

  •
  Self Expressions: A collection of bras, panties and shapewear sold in the United States at Target and in Canada at Zellers.

  •
  Sweet Nothings: A collection of bras and panties sold at Wal-Mart.

  •
  Bodymates: Multi-packs of intimate apparel sold at Costco.

  •
  Rendezvous: A collection of bras and panties sold at Sears in the United States.

  •
  Subtract: A collection of shapewear sold at Sears in the United States.

  •
  Private label: We selectively sell bras and shapewear under private labels for certain of our customers.

DISTRIBUTION CHANNELS

        Our Maidenform, Flexees and Lilyette brands are broadly sold in department stores (such as Macy's, Lord & Taylor, Marshall Field's and Belk) and national chains (such as Kohl's and JCPenney). We also own brands for intimate apparel products that are distributed through select mass merchants. These brands carry our corporate endorsement and leverage our product technology but are separate brands with distinctly different logos. For example, our Self Expressions branded products are sold in Target stores and Zeller's stores in Canada, our Sweet Nothings branded products are sold in Wal-Mart stores, Rendezvous and Subtract are sold at Sears stores, and our Bodymates branded products are sold in Costco stores. In addition to these brands, we selectively design, develop and source private-label products for certain specialty retailers and a mass merchant. We also operate 74 outlets stores and our websites, www.maidenform.com and www.maidenform.co.uk, through which we primarily sell our branded products.

        Our diversified brand and product portfolio allows us to target a variety of channels and price points without causing channel conflict. We operate in two segments, wholesale and retail. Our wholesale segment includes domestic wholesale distribution, international distribution and licensing. Our retail segment includes our company-operated outlet stores and our websites. In 2005, we derived 86% of our net sales from our wholesale segment and 14% of our net sales from our retail segment. We had two customers that each accounted for more than 10% of our net sales in fiscal 2005, one customer that accounted for more than 10% of our net sales for the period May 11, 2004 through January 1, 2005, two customers that each accounted for more than 10% of our net sales for the period December 28, 2003 through May 10, 2004, and two customers that each accounted for more than 10% of our net sales in fiscal 2003.

        In addition, our mix of products sold between bras, shapewear, and panties in the wholesale segment are summarized below:

	2005	2004	2003
Bras	68%	68%	67%
Shapewear	20%	22%	22%
Panties	12%	10%	11%

	100%	100%	100%

Domestic wholesale distribution

        We enjoy longstanding relationships with industry-leading customers in our wholesale channel. Our major wholesale customers include Federated, JCPenney, Kohl's, Mervyns, Sears, Target, Wal-Mart and Costco. In 2005, net sales from our ten largest customers totaled $246.6 million, or 64.5% of total net sales, and 75.2% of our total wholesale net sales.

        Department Stores and National Chain Stores.    The department stores and national chain stores are where we generally sell the Maidenform, Flexees and Lilyette brands. We plan to continue to invest in increasing our net sales with department store customers, which we believe is important to our long-term positioning in the channel. There has been a growing trend toward consolidation of department stores, such as the merger of Federated Department Stores, Inc. and May Company. As a result of planned store closings announced by Federated Department Stores, Inc. and Mervyns, we expect sales in department stores to be lower next year but expect continued growth in the remaining department stores. We expect the rate of our future net sales growth with department stores to be moderated by the reduction in both the number of department store customers and the number of doors (distinct locations operated by a particular retailer) operated by those customers. We have grown both our market share and our net sales significantly in the past several years with national chain stores. We expect to see continued growth with national chain stores in the future as consumers continue to seek out value alternatives and as our customers in this channel continue to open new doors. We have customers located outside the United States that purchase our Maidenform, Flexees and Lilyette brands. The majority of these net sales to these customers are included in the department store and national chain store channel.

        Mass Merchants.    The mass merchant channel includes both mass merchants and warehouse clubs. We intend to improve our penetration in this channel through the use of Sweet Nothings, Self Expressions, Bodymates, and private brand. We have experienced significant growth in this channel over the past several years and expect to achieve growth in the future as we are able to increase both the floor space and number of doors at which our products are sold. We expect that both our net sales to this channel and our net sales to this channel as a percentage of our total net sales are likely to increase over time. Net sales to customers in the mass channel that are located outside the United States are included in this channel.

        Other.    Our net sales from this channel, which include sales to specialty retailers and to off-price retailers, have historically been a smaller component of our overall net sales. We participate in private brands in the specialty retailer area as opportunities present themselves. Because of fluctuations in opportunities in this channel, we continually reevaluate for growth opportunities. Our licensing income is included in this channel as well as sales to foreign distributors.

        We will selectively target strategic acquisitions, or licenses, or a brand start-up to grow our consumer base and would utilize the acquired companies to complement the products, channels and geographic reach of our existing portfolio. We believe that acquisitions could enhance our product offerings to retailers and provide potential growth. We believe we can leverage our core competencies such as product development, brand management, logistics and marketing to create significant value from the acquired businesses.

        In addition to our domestic wholesale distribution, we have had a limited international presence to date. We have expanded our business in international markets, particularly in Canada, Russia and the United Kingdom. We maintain a distribution center in Shannon, Ireland, to serve our existing European markets. In Canada, we sell our Self Expressions brand at Zellers and our Sweet Nothings brand at Wal-Mart. We are also selling a full range of Maidenform, Flexees and Lilyette branded products to Sears and The Bay, among others in Canada. In the United Kingdom, we sell the Maidenform and Flexees brands at such stores as Debenhams plc, House of Fraser, and John Lewis. We are also experiencing sales growth in Benelux, Russia and the Scandinavian countries.

        We also generate net sales from licensing our brand names to qualified partners for natural line extensions in the intimate apparel market such as sleepwear, teen bras and panties, bra accessories, socks and slippers. Licensing royalties have accounted for less than 1% of our total net sales. Our licensed products are sold at department stores, national chains and mass merchants, at our company-operated outlet stores and through our website. We believe this gives us the opportunity to introduce our brands to new consumers at a relatively early age. We believe that we can potentially expand our licensing activities beyond our current offerings.

Domestic retail distribution

        We sell our products directly to consumers through our 74 company-operated outlet stores and our websites.

        Company-Operated Outlet Stores.    We operate 74 outlet stores through which we primarily sell our branded products. In addition, we sell products such as sleepwear, bra accessories and teen bras under the Maidenform label which we purchase from our licensees and other third-party vendors. We regularly review our real-estate portfolio in order to optimize our store base. Our company-operated outlet stores reduce our dependence on off-price retailers, to which excess merchandise is typically sold at or below cost, and increase brand awareness through direct-to-consumer sales of our products. Our retail stores also provide us with a unique opportunity to test consumer response to new products in an environment entirely within our control. Our company-operated outlet stores have an average footprint size of approximately 2,600 square feet.

        The following table highlights the number of stores opened and closed since the beginning of fiscal 2003.

	2005	2004	2003
Beginning fiscal year	81	94	96
Open	2	3	9
Closed	(9)	(16)	(11)

Ending fiscal year	74	81	94

        Our Websites.    Our websites, which we operate through wholly owned subsidiaries, are designed to heighten brand awareness and serve as a channel for our products to be sold directly to consumers. Online sales are expected to increase as a result of our more contemporary target audience, our updated website and our increased market share.

MERCHANDISING AND DESIGN

        We continue to focus on innovation across all product lines. Our new product designs are typically conceived by our merchandising teams, which are generally organized by channel (e.g., department stores and national chains or mass merchants).

        These merchandising teams first work together to develop broad new product concepts that reflect women's changing tastes, new fabric improvements and manufacturing innovations. Subsequently, the merchandising team for each channel works independently to interpret the broad new product concepts into the price points specific to such channel. We also have research and development personnel who assist in this stage of development by working both to develop new technologies and also to meet with our manufacturers to review their new technologies. Once the new product concepts are created, our designers develop the detailing and work with our sourcing partners to generate a prototype. Our product and cost engineers work with these new products and sourcing partners to ensure product fit and quality that consistently meets our stringent specifications prior to manufacture, as well as to ensure products are made in a cost-efficient manner.

        Our design personnel and research and development team operate as a shared resource available to all merchandising teams.

SALES AND MARKETING

        Existing and potential customers view our latest product lines and place orders during marketing periods that take place twice a year, in the spring and fall. Throughout the year, goods are continuously ordered on a replenishment basis, typically at weekly intervals. In addition, most of our customers order new styles, products or colors in advance in order to ensure sufficient quantity.

        Our marketing team operates as a shared resource across channels to maximize productivity and creativity. We focus our advertising and promotional spending on brand and/or product specific advertising, primarily through point-of-sale product displays, visuals and individual in-store promotions. We also spend a significant portion of our advertising budget on co-op advertising, which constitutes contributions to the advertising cost of our products by retailers.

COMPETITION

        The intimate apparel industry is highly competitive. We believe, however, that our combination of brand strength, size, design capability and operational expertise position us well against our competitors. Competition is generally based upon product quality, brand name recognition, price, selection, customer service and purchasing convenience. Our primary competitors include Cupid Foundations, Inc., Gap Inc., Jockey International, Inc., the Lane Bryant division of Charming Shoppes, Inc., Sara Lee Corporation, Triumph International, VF Corporation, the Victoria's Secret division of Limited Brands, Inc., Wacoal Corp. and The Warnaco Group, Inc. Additionally, department stores and national chain stores, specialty stores and other retailers, including our customers, have significant private label product offerings that compete with us. Because of the highly fragmented nature of the industry, we also compete with many small manufacturers and retailers. Some of our competitors are much larger than us and have greater resources than we do.

        We offer a diversified portfolio of brands across a wide range of price points in several channels of distribution in an effort to appeal to a broad cross-section of consumers. We believe that our ability to serve multiple distribution channels with a diversified portfolio of products under widely recognized brand names is a competitive strength.

ENVIRONMENTAL MATTERS

        We are subject to various federal, state and local laws and regulations that govern activities or operations that may have adverse environmental or health and safety effects. Noncompliance with these laws and regulations can result in significant liabilities, penalties and costs. Compliance with environmental laws and regulations has not had a material impact on our operations, but there can be no assurance that future compliance with such laws and regulations will not have a material adverse effect on our operations. While we believe that we do not face any environmental issues that would have a material adverse impact on our financial position, operations or results of operations, current environmental requirements may change or become more stringent, unforeseen environmental incidents may occur, or environmental conditions may be discovered on our properties or in connection with our operations, any of which could have a material adverse effect on our financial position, operations or results of operations.

TRADEMARKS, COPYRIGHTS AND LICENSING AGREEMENTS

        We own a portfolio of highly recognized trademarks and trade names, including Maidenform, Flexees, Lilyette, Sweet Nothings, Self Expressions, Rendezvous, Subtract, Bodymates, One Fabulous Fit, One Fab Fit, One Fabulous Moment, One Fabulous Feel, One Fabulous Body, Dream, Instant Slimmer, Valuable Solutions and I Value Luxury. We also own copyrights. These intellectual property rights are important to our marketing efforts. Our owned brands are protected by registration or otherwise in the United States and most other markets where our brands are sold. These intellectual property rights are enforced and protected from time to time by litigation.

        Each trademark registration in the United States has a duration of ten years and is subject to an indefinite number of renewals for a like period upon appropriate application. The duration of proprietary rights in trademarks, service marks and trade names in the United States, whether registered or not, is predicated on our continued use. Trademarks registered outside of the United States have a duration of between seven and fourteen years depending upon the jurisdiction and are also generally subject to an indefinite number of renewals for a like period upon appropriate application. We are using all of our material marks. Maidenform, Flexees, Lilyette, Sweet Nothings, Self Expressions, Rendezvous, Subtract, Bodymates and Dream are some of the trademarks that we have registered with the U.S. Patent and Trademark Office and analogous agencies in a number of other markets where our brands are sold. We have renewed the registrations (or applied for variant forms of the registration, where appropriate, to assure continued protection) of our material registered trademarks. We plan to continue to use all of our material brand names and marks and to renew the registrations of all of our material registered trademarks so long as we continue to use them.

        We have granted licenses to other parties to manufacture and sell specified products under our trademarks in specified distribution channels and geographic areas. Some of these license agreements contain minimum annual licensing and advertising commitments. Some are for a short term and may not contain specific renewal options. We do not license from third parties any trademarks that are material to our business.

IMPORTS AND IMPORT RESTRICTIONS

        Our operations are, or may become, subject to various existing and proposed international trade agreements and regulations such as the North American Free Trade Agreement, the Central American Free Trade Agreement and the Caribbean Basin Initiative, and the activities and regulations of the World Trade Organization, or WTO. Generally, these trade agreements benefit our business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that negatively affect our business, such as limiting the countries from which we can purchase raw materials and setting quantitative limits on products that may be imported from a particular country. We are exposed to these risks as we import goods from third party suppliers in Asia.

        In general, previously existing quotas on the importation of fabrics and apparel were phased out over a ten-year period that ended on January 1, 2005. Such quotas were phased out in 1998 for cotton bras and in 2002 for man-made bras. These phased-out quotas only applied to WTO-member countries. With China's accession to the WTO in 2001, the phase-out completed on January 1, 2005 was applicable to that country as well. Given this short time frame, however, a "safeguard" mechanism was established with respect to China only. The safeguard mechanism is a transition rule to protect against surges of imports from China that would disrupt the domestic market in such goods. On December 24, 2003, the U.S. government imposed a safeguard quota on imports of bras and other foundation garments. The quota was set at 107% of the volume of imports (measured in units rather than dollar value) of the actual imports in the twelve-month period ended two months before the month the safeguard protection was invoked. This quota was filled as of November 28, 2004, resulting in no imports of bras and certain shapewear products from China from that date through December 23, 2004.

        The U.S. government self-initiated a safeguard inquiry with respect to panties and imposed a safeguard quota that resulted in an embargo on panties imported from China into the United States, which foreclosed any such imports through the end of the 2005 calendar year. A new petition to impose another safeguard quota on the importation of bras and certain shapewear from China was also filed. These and other safeguard actions led to the negotiation of a three-year bilateral arrangement with China that sets quantitative restrictions on the importation of certain products, including panties, bras and certain shapewear products, with planned and predictable increases to those limits over the three-year period ending December 31, 2008. If there is growth in imports from China which exceed the negotiated increases in the annual quotas, ensuing embargoes could have a disruptive effect on the regular flow of products to fill orders. In anticipation of this possibility, we have been sourcing from other countries in the Asia-Pacific region and should be able to shift production as necessary in order to reduce the risk of adverse consequences from an embargo. The safeguard mechanism will expire and it is likely that no safeguard actions can be invoked after December 31, 2008.

        The European Union (EU) has entered into a trade agreement with China that established annual quantitative limitations on bras and other categories which resulted in an embargo on bras in 2005 and could result in an embargo on bras and other categories imported from China in 2006, 2007 and 2008.

        Apart from safeguards with respect to China, there remain all of the normal General Agreement on Tariffs and Trade, or GATT, protections that might be invoked by the United States or any other country against China or any other trading party, such as anti-dumping petitions which could result in extra duty applied, anti-subsidy protections which could result in countervailing duties, and any action proving violation of WTO rules could lead to extra tariffs.

        Management regularly monitors new developments and risks related to duties, tariffs, quantitative limits and other trade-related matters pending with the United States and foreign governments, for potential positive or negative effects on our operations. In response to the changing import environment resulting from the elimination of quotas, management has chosen to source 100% of our products. We limit our sourcing exposure through, among other measures, geographic diversification and shifts among countries and contractors. We will continue to manage our supply chain from a global perspective and adjust as needed to changes in the quota environment.

        The United States and other countries in which our products are manufactured and sold may impose new duties, tariffs, change the classification of products or other restrictions. Any of these actions could impact our ability to import products at current or increased levels.

GOVERNMENT REGULATION

        We are subject to federal, state and local laws and regulations affecting our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and various environmental laws and regulations. Our international businesses are subject to similar regulations in the countries where they operate. Our operations are also subject to various international trade agreements and regulations. See "Imports and Import Restrictions" above. We believe that we are in compliance in all material respects with all applicable governmental regulations.

EMPLOYEES

        As of December 31, 2005, we had approximately 1,320 employees. We consider our relationships with our employees to be satisfactory and have not experienced any significant interruptions of operations due to labor disagreements since 1978. Our union employees are represented by the UNITE-HERE and Local 153 of OPEIU unions. In October 2003, we negotiated a three-year contract with UNITE-HERE that now covers approximately 235 employees primarily at our Fayetteville and Bayonne locations, and expires on September 30, 2006. Our union contract with OPEIU covers 20 clerical employees at our headquarters in Bayonne, New Jersey and expires on September 30, 2006.

AVAILABLE INFORMATION

        Our investor relations website can be accessed at www.maidenform.com. There, we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, proxy statement, directors and officer reports on Form 3, Form 4 and Form 5, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). The information found on our website is not part of this or any other report we file with or furnish to the SEC. We also make available on our website the Maidenform Brands, Inc. Code of Ethics and Conduct, our Corporate Governance Guidelines, and the charters for the Audit, Compensation and Nominating and Corporate Governance Committees of the Board of Directors.

ITEM 1A. RISK FACTORS

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

        We experienced net losses for our 2004 fiscal year and for each of the fiscal years from 1995 to 2001. Furthermore, our predecessor company declared bankruptcy in July 1997 and emerged from bankruptcy in July 1999. We expect that our expenses will increase in the near term in order to continue expanding our business. We may incur losses in future periods. If we are not able to maintain profitability, our stock price is likely to decline.

If we experience fluctuations in our results of operations or rate of growth and fail to meet net sales and earnings expectations, our stock price may fall rapidly and without advance notice.

        We base our current and future expense levels and our investment plans on estimates of our future net sales, our future estimated gross margin and our future rate of growth. Our actual results may vary significantly from these estimates. We expect that our expenses will generally increase in the future, but may fluctuate from period to period. We may not be able to adjust our spending quickly enough if our net sales fall short of our expectations or our gross margins erode.

        Our results of operations depend on both the continued growth of demand for the products we offer and, to a lesser extent, general economic and business conditions. Any softening of demand for the products we offer will harm our operating results.

        A new product introduction by us may result in higher growth in our net sales in the quarter in which the product is introduced as compared to subsequent quarters when the customer is re-stocking the item rather than stocking it for the first time.

        Our results of operations may fluctuate on a quarterly basis, which could result in decreases in our stock price. Growth in net sales may not be sustainable and may decrease in the future. We believe that period-to-period comparisons of our results of operations may not be meaningful and you should not rely upon them as an indication of future performance.

We depend on a limited number of customers for a significant portion of our sales, and our financial success is linked to the success of our customers, our customers' commitment to our products and our ability to satisfy and retain our customers. Some of our customers have experienced financial difficulties during the past several years.

        We depend on a limited number of customers for a significant portion of our sales. Net sales from our ten largest customers totaled 64.5%, 63.3% and 62.1% of our total net sales during fiscal 2005, fiscal 2004 and fiscal 2003, respectively. We expect that these customers will continue to represent a significant portion of our net sales in the future, especially with the consolidation that is occurring in the retail industry. Two customers each accounted for more than 10% of our net sales in fiscal 2005, one customer accounted for more than 10% of our net sales for the period May 11, 2004 through January 1, 2005, two customers each accounted for more than 10% of our net sales for the period December 28, 2003 through May 10, 2004, and two customers each accounted for more than 10% of our net sales in fiscal 2003.

        We sell the majority of our products to department stores and national chain stores, and mass merchants which in turn sell our products to consumers. We do not have long-term contracts with any of our customers, as sales to retailers are generally made on an order-by-order basis. If we cannot fill customers' orders on time, orders may be cancelled and relationships with customers may suffer, which could have an adverse effect on us. Furthermore, if any of our customers experiences a significant downturn in its business, or fails to remain committed to our products or brands, the customer may reduce or discontinue purchases from us. The loss of a customer or a reduction in the amount of our products purchased by one or more of our customers could have a material adverse effect on our business, results of operations or financial condition.

        During the past several years, various retailers, including some of our customers, have experienced significant changes and difficulties, including restructurings, bankruptcies and liquidations. These and other financial problems experienced by some of our customers, as well as general weakness in the retail environment, increase the risk of extending credit to these customers. A significant adverse change in a customer relationship or in a customer's financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer's receivables or limit our ability to collect amounts related to previous purchases by that customer, all of which could have a material adverse effect on our business, results of operations or financial condition.

We operate in a highly competitive market, and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of market share and, as a result, a decrease in net sales and profitability.

        The intimate apparel industry is highly competitive. Competition is generally based upon product quality, brand name recognition, price, selection, service and purchasing convenience. Both branded and private brand manufacturers compete in the intimate apparel industry. Our primary competitors include Cupid Foundations Inc., Gap Inc., Jockey International, Inc., the Lane Bryant division of Charming Shoppes, Inc., Sara Lee Corporation, Triumph International, VF Corporation, the Victoria's Secret division of Limited Brands, Inc., Wacoal Corp., and The Warnaco Group, Inc. Because of the highly fragmented nature of the balance of the industry, both domestically and internationally, we also compete with many small manufacturers and retailers. Additionally, department stores, specialty stores and other retailers, including our customers, have significant private brand product offerings that compete with us, and these retailers may choose to source these private brand product offerings directly from third-party manufacturers.

        Specialty retailers, such as Victoria's Secret, have grown at a faster rate in recent years than the industry in general and more than department stores and national chain stores, to which we sell the majority of our products, in particular. Furthermore, many specialty retailers primarily sell private brand products, and we cannot predict the future growth, if any, for our products with specialty retailers.

        Many of our competitors have significantly greater financial, marketing and other resources, broader product lines outside of intimate apparel and a larger customer base than we have and are less financially leveraged than we are. As a result, these competitors may be able to:

  •
  adapt to changes in customer requirements more quickly;

  •
  introduce new and more innovative products more quickly;

  •
  better adapt to downturns in the economy or other decreases in sales;

  •
  better withstand pressure to accept customer returns of their products or reductions in inventory levels carried by our customers;

  •
  take advantage of acquisition and other opportunities more readily;

  •
  devote greater resources to the marketing and sale of their products;

  •
  adopt more aggressive pricing policies and provide greater contributions to retailer price markdowns and cooperative advertising arrangements than we can; and

  •
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

        There has been a growing trend toward retailer consolidation and, as a result, we increasingly sell our products to a reduced number of customers. As a result of this consolidation, we have observed an increased centralization of buying decisions and greater negotiating power by such retailers. Policy changes by our customers, such as reductions in inventory levels, limitations on access to display space, development of private brands (as is the case with one of our mass merchant customers) and other changes by customers, could result in lower net sales and lower gross margins for us. These consolidations in the retail industry, as well as further consolidations that may occur in the future, could result in price and other competition that could damage our business. Additionally, as our customers grow larger, they may increasingly require us to provide them with our products on an exclusive basis, which would cause an increase in the number of SKUs, we must carry and, consequently, our inventory levels and working capital requirements could increase. The potential impact of these types of policy changes by our customers has been amplified by the recent consolidation of retailers, as each retailer now represents a greater portion of our net sales.

The intimate apparel industry is subject to pricing pressures that may cause us to lower the prices we charge for our products.

        Average prices in the intimate apparel industry have been declining over the past several years, primarily as a result of the growth of the mass merchant channel of distribution, increased competition, consolidation in the retail industry and a promotional retail environment.

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

        Moreover, increased customer demands for markdown allowances, incentives and other forms of economic support reduce our gross margins and affect our profitability. Our financial performance may be negatively affected by these pricing pressures if we are forced to reduce our prices without being able to correspondingly reduce our costs for finished goods or if our costs for finished goods increase and we cannot increase our prices.

We may not be able to keep pace with constantly changing fashion trends, and if we misjudge consumer preferences, the image of one or more of our brands may suffer and the demand for our products may decrease.

        Our success depends, in part, on management's ability to anticipate and respond effectively to rapidly changing fashion trends and consumer tastes and to translate market trends into appropriate, saleable product offerings. If we are unable successfully to anticipate, identify or react to changing styles or trends and misjudge the market for our products or any new product lines, our sales may be lower and we may be faced with a significant amount of unsold finished goods inventory. In response, we may be forced to increase our marketing promotions, to provide markdown allowances to our customers, or to liquidate excess merchandise, any of which could have a material adverse effect on our net sales and profitability. Our brand image may also suffer if customers believe that we are no longer able to offer innovative products, respond to the latest fashion trends or maintain the quality of our products.

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

        Retailers have in the past sought, and may in the future seek, to consolidate their product offerings and reduce the number of overlapping products they carry in an effort to reduce their inventory and other costs. In doing so, retailers may decide not to purchase one or more of our brands or product lines if that brand or product line does not generate sufficient retail sales and profits for the retailer. The decision by any one of our major customers to stop selling one or more of our brands or product lines may result in other retailers following suit. Even if other retailers do not stop selling the brand or product line, the loss of economies of scale may make it less profitable for us to continue selling the brand or product line. We may ultimately be required to discontinue selling that brand or product line, which may have a material adverse effect on our net sales and profitability. They may also decide that private brands should be a larger percentage of their total business and that could also impact our profitability.

Our substantial leverage could adversely affect our financial condition.

        Our substantial indebtedness could have significant negative consequences. For example, it could:

  •
  increase our sensitivity to interest rate fluctuations;

  •
  limit our ability to obtain additional financing to fund future working capital, capital expenditures, and other general corporate requirements, or to carry out other aspects of our business plan;

  •
  require us to dedicate a substantial portion of our cash flows from operations to pay principal of, and interest on, our indebtedness, thereby reducing the availability of that cash flow to fund working capital, capital expenditures or other general corporate purposes, or to carry out other aspects of our business plan;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry;

  •
  cause our suppliers to institute more onerous payment terms generally or require us to purchase letters of credit for this purpose;

  •
  limit our ability to enter into new store leases or renew existing store leases;

  •
  make us more sensitive to any future reduction in our long-term credit rating, which could result in reduced access to the capital markets and higher interest costs on future financings;

  •
  lead us to have less favorable credit terms which would increase the amount of working capital necessary to conduct our business; and

  •
  place us at a competitive disadvantage compared to our competitors that have less debt.

        In addition, our credit facility contains financial and other restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interests such as selling assets, strategic acquisitions, paying dividends, stock repurchases and borrowing additional funds. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt which could leave us unable to meet some or all of our obligations. See notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

External events may cause disruptions to our supply chain, result in increased cost of sales or lead to an inability to deliver our products to our customers.

        Currently, we source all of our production through a network of various offshore vendors predominately in the Asia-Pacific region, including China. There are myriad potential events that could disrupt our foreign supply chain, including the following:

  •
  political instability, acts of war or terrorism, or other international events resulting in the disruption of trade with countries where our sourcing partners' manufacturing facilities are located;

  •
  disruptions in shipping and freight forwarding services, including the result of dockworker or port strikes;

  •
  increases in oil prices, which would increase the cost of shipping;

  •
  interruptions in the availability of basic services and infrastructure, including power shortages;

  •
  extraordinary weather conditions (such as hurricanes) or natural disasters (such as earthquakes or tsunamis);

  •
  the occurrence of an epidemic, the spread of which may impede our ability to obtain products on a timely basis;

  •
  with the impact of safeguards, many of the Chinese factories have lost workers which will impact their ability to service the business; or

  •
  as our suppliers open new plants in new countries, worker productivity might not be as high as at existing plants.

        These and other events could interrupt production in offshore facilities, increase our cost of sales, disrupt merchandise deliveries, delay receipt of the products into the United States or prevent us from sourcing our products at all. Depending on timing, these events could also result in lost sales, cancellation charges, excessive markdowns or increased air freight charges to compensate for late deliveries. Our future performance may be subject to the occurrence of such events, which are beyond our control, and which could have a material adverse effect on our financial condition and results of operations.

The loss of one or more of our suppliers of finished goods or raw materials may interrupt our supplies.

        We purchase intimate apparel designed by us from a limited number of third-party manufacturers. In addition, approximately 70% of our total sourcing is concentrated in two foreign countries, China and Indonesia. We do not have any material or long-term contracts with any of our suppliers. Furthermore, our finished goods suppliers also purchase the fabrics and accessories used in our products from a limited number of suppliers. The loss of one or more of these vendors could interrupt our supply chain and impact our ability to deliver products to our customers, which would have a material adverse effect on our net sales and profitability.

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

        Our operations are, or may become, subject to various existing and proposed international trade agreements and regulations such as the North American Free Trade Agreement, the Central American Free Trade Agreement and the Caribbean Basin Initiative, and the activities and regulations of the World Trade Organization, or WTO. These trade agreements can impose requirements that negatively affect our business, such as limiting the countries from which we can source our products, restricting availability of raw material sourcing by requiring fabric from a particular country and setting quantitative limits on products that may be imported from a particular country. We are exposed to these risks as we import goods from third-party suppliers in Asia and Central America. Our suppliers may have to pay additional charges for allocation of quota for goods produced in China which could impact the supply of product and cost of product.

        The countries in which our products are manufactured, or into which they are imported, may from time to time impose additional new regulations, or modify existing regulations, including:

  •
  additional quantitative limits, duties, taxes, tariffs and other charges on imports, including retaliatory duties or other trade sanctions, which may or may not be based on WTO rules, and which would increase the cost of products purchased from suppliers in such countries;

  •
  quantitative limits that may limit the quantity of goods which may be imported into the United States or other jurisdictions from a particular country, including the imposition of a "safeguard" mechanism by the U.S. government or governments in other jurisdictions, such as the European Union and its member countries, limiting our ability to import goods from China;

  •
  changes in classification of products that could result in higher duty rates than we have historically paid;

  •
  modification of the trading status of certain countries;

  •
  requirements as to where raw materials must be purchased;

  •
  creation of export licensing requirements, imposition of restriction on export quantities or specification of minimum export pricing; or

  •
  creation of other restrictions on imports.

        Adverse changes in these costs and restrictions could interrupt production in offshore facilities or delay receipt of our products in the United States and international markets, which would harm our business. Safeguard actions have been initiated in the past with respect to panties and bras by the United States. The United States entered into a three-year bilateral agreement with China setting quantitative limits on imports on panties, bras and certain shapewear products that could result in embargoes in 2006, 2007 and 2008. Similarly, the European Union (EU) has entered into a trade agreement with China that has resulted in annual quantitative limitations on bras and other categories that did result in an embargo on bras in 2005 and could result in an embargo on bras and other categories imported from China in 2006, 2007 and 2008. Furthermore, future trade agreements could provide our competitors with an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, results of operations or financial condition.

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

        We expect to continue to expand our operations outside of the United States. There are certain risks inherent in doing business in international markets, which include:

  •
  difficulties in staffing and managing foreign operations;

  •
  understanding consumer tastes and fashion trends in foreign jurisdictions;

  •
  the inability to manage and coordinate the various regulatory requirements of multiple jurisdictions that are constantly evolving and subject to unexpected change;

  •
  reduced or no protection for intellectual property rights;

  •
  fluctuations in exchange rates;

  •
  less developed technological infrastructures;

  •
  inability to change management in these other countries due to applicable local law, severance obligations and social norms;

  •
  difficulty in obtaining the necessary regulatory approvals for planned expansion, if any, and the possibility that any approvals that are obtained may impose restrictions on the operation of our business;

  •
  reductions in business activity in those markets due to holidays and other seasonal slowdowns in the localized retail industry;

  •
  potentially adverse tax consequences; and

  •
  difficulty in servicing our customers from our Ireland distribution center.

        Our inability to manage these risks effectively could adversely affect our business and limit our ability to expand our international operations, which could have a material adverse effect on our business, financial condition and results of operations.

For fiscal 2003, our independent registered public accounting firm reported a material weakness in our internal control over financial reporting. If such material weakness were to recur, it could result in a material misstatement in our financial statements that would not be prevented or detected, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.

        In connection with the audit of our financial statements for the 2003 fiscal year, in March 2004, our independent registered public accounting firm reported to our audit committee a "material weakness" in our internal control over financial reporting. In general, a material weakness is defined as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness reported by our independent registered public accounting firm was that the overall design and operation of our internal control over financial reporting was insufficient to effectively provide reasonable assurance of our ability to generate reliable financial information in accordance with generally accepted accounting principles. This was because:

  •
  our accounting systems were not sufficiently integrated, thereby requiring an excessive amount of manual intervention to initiate, record, process and report financial data;

  •
  our staffing levels of accounting personnel who possessed the requisite knowledge of generally accepted accounting principles to accurately prepare analyses and support accounting entries was insufficient;

  •
  our monitoring and oversight of the accounting function was inadequate;

  •
  our internal control over financial reporting did not include appropriate reviews and approvals of transactions, accounting entries or the data output from our accounting systems; and

  •
  matters raised in the management letter relating to the audit for the 2002 fiscal year were not addressed in a timely fashion.

        We have employed qualified personnel and adopted and implemented policies and procedures to address the material weakness identified by our independent registered public accounting firm. Specifically, we hired a new Chief Financial Officer, Dorvin Lively, in November 2004. We have also engaged an accounting firm to augment the quality of our internal control over financial reporting. However, the process of designing and implementing effective internal control over financial reporting is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of controls that is adequate to satisfy our reporting obligations as a public company.

        In preparing our financial statements for our 2005 and 2004 fiscal years, management did not identify any material weaknesses related to our internal control over financial reporting or our operations. In addition, in connection with the audit of our consolidated financial statements for our 2005 and 2004 fiscal years, our independent registered public accounting firm did not advise our management or the audit committee of any material weaknesses related to our internal control over financial reporting.

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

        To the extent we identify any additional weaknesses in our internal control over financial reporting, significant resources from our management team and additional expenses may be required to implement and maintain effective controls and procedures. In addition, we may need to hire additional employees and outside consultants and further train our existing employees. If the material weakness previously reported by our independent registered public accounting firm were to recur, if we fail to implement required new or improved controls, or if we encounter difficulties in their implementation, our operating results could be adversely affected. If such an event were to occur, we may fail to meet our reporting obligations or we may have material misstatements in our financial statements. Any such failure also could adversely affect the results of the periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our "internal control over financial reporting" that will be required when the Securities and Exchange Commission's rules under Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") become applicable to us, which is currently expected to occur beginning with our Annual Report on Form 10-K for the year ending December 30, 2006. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Any problems at our distribution centers could materially affect our ability to distribute our products.

        Our distribution centers in Fayetteville, North Carolina and Shannon, Ireland serve our domestic and foreign customers. We do not have a backup facility or any alternate distribution arrangements in place. In the event that we experience problems at our distribution centers that impede the timeliness or fulfillment quality of the products being distributed, or that either of our distribution centers is partially or completely destroyed, becomes inaccessible, or is otherwise not fully usable, it would have a material adverse effect on our ability to distribute our products, which in turn would have a material adverse effect on our net sales, profitability, financial condition and operating performance.

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

  •
  the location of the outlet center or the location of a particular store within an outlet center;

  •
  the other tenants occupying space at the outlet center;

  •
  increased competition in areas where outlet centers are located;

  •
  the opening of outlet centers closer to population centers, which could materially decrease the traffic to existing outlet centers that are located further away from established population centers;

  •
  a downturn in the economy generally or in a particular area where an outlet center is located; and

  •
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

        Our ability to further improve our comparable store sales results and margins depends in large part on improving our forecasting of demand and fashion trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our broad and diverse consumer base, managing inventory effectively, using effective pricing strategies, and optimizing store performance by controlling operating costs and closing underperforming stores. Our inability to execute these strategies may cause our comparable store sales results and operating results to differ materially from prior periods and from expectations.

We are implementing changes to our IT systems that may disrupt operations.

        We continue to evaluate and are currently implementing, in a phased approach, modifications and upgrades to our information technology systems for sourcing and distribution operations, financial reporting, planning and forecasting. Modifications involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. We might not successfully launch these new systems as planned or without disruptions to our operations. Information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations. We could have cost overruns on the technology that would impact our results of operations.

We are subject to potential challenges relating to overtime pay and other regulations, and union contracts, that affect our relationship with our employees, which could adversely affect our business.

        Federal and state laws governing our relationships with our employees affect our operating costs. These laws include wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers' compensation rates, citizenship requirements and payroll taxes. A determination that we do not comply with these laws could harm our profitability or business reputation. Additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence or mandated health benefits could also materially adversely affect us.

        We are a party to contracts with two separate unions, Local 153 of OPEIU and UNITE-HERE, both which will expire in September 2006. Our failure or inability to renew either of these contracts could have a material adverse effect on our ability to operate our business and on our results of operations.

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

        Our business is dependent upon the availability of adequate funding. Historically, we have satisfied these needs primarily through debt financing and, more recently, internally-generated funds and our initial public offering. We believe there are a significant number of capital intensive opportunities for us to maximize our growth and strategic position, including, among others, acquisitions, joint ventures, strategic alliances or other investments. As a result, we may need to raise additional funds to:

  •
  support more rapid growth in our business;

  •
  develop new or enhanced products;

  •
  respond to competitive pressures;

  •
  acquire complementary companies or technologies;

  •
  expand our distribution centers to support the growth of our business or to lease or build additional space;

  •
  fund the working capital requirements of carrying additional inventory;

  •
  enter into strategic alliances or make acquisitions;

  •
  complete our $20 million stock repurchase program;

  •
  respond to unanticipated capital needs; and

  •
  develop new internal brands.

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

  •
  we may find that the acquired company or assets do not further our business strategy, or that we overpaid for the company or assets, or that the economic conditions underlying our acquisition decision change;

  •
  we may have difficulty integrating the products with our existing product lines;

  •
  we may have difficulty integrating the operations and personnel of the acquired business, or retaining the key personnel of the acquired business;

  •
  our ongoing business and management's attention may be disrupted or diverted by transition or integration issues and the complexity of expanding into new markets; and

  •
  we may acquire a company with a different customer base than ours, and those customers may elect to shift their business to other companies following the acquisition.

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

        We use trademarks on nearly all of our products, which is an important factor in creating a market for our products, in identifying us, and in distinguishing our products from those of others. We believe our trademarks, service marks, copyrights, trade secrets, patent applications and similar intellectual property are critical to our success. We rely on trademark, copyright and other intellectual property laws to protect our proprietary rights. We also depend on trade secret protection through confidentiality agreements with our employees, licensees, suppliers and others, and through license agreements with our licensees with whom we develop the fabrics, other components and machinery used to make our products. We may not have agreements containing adequate protective provisions in every case and the contractual provisions that are in place may not provide us with adequate protection in all circumstances. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brand, competitive advantages or goodwill and result in decreased net sales.

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

        Any such claims of infringement or misappropriation, whether meritorious or not, could

  •
  be expensive and time consuming to defend;

  •
  prevent us from operating our business, or portions of our business;

  •
  cause us to cease producing and marketing certain of our products;

  •
  result in the loss of one or more key customers;

  •
  require us to re-label or re-design our products, if feasible;

  •
  result in significant monetary liability;

  •
  divert management's attention and resources; and

  •
  potentially require us to enter into royalty or licensing agreements in order to obtain the right to use necessary intellectual property.

        Third parties might assert infringement claims against us in the future with respect to any of our products. Any such assertion might require us to enter into royalty arrangements or litigation that could be costly to us. Any of these events could have a material adverse effect on our business, results of operations or financial condition.

Sales of shares of common stock by us or our stockholders could limit our ability to utilize certain income tax benefits.

        At December 31, 2005, we had approximately $73.8 million of federal and state net operating loss carryforwards available for future utilization during the years 2006 through 2023. To the extent any sales of common stock by us or certain of our stockholders results in an "ownership change" within the meaning of Section 382 of the Internal Revenue Code ("Section 382"), we may not be able to realize certain of these net operating loss carryforwards existing at the date of such ownership change or the timing of when we can use these net operating loss carryforwards may be modified. For more information regarding these potential income tax benefits and our net operating loss carryforwards, see notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

        As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules of the New York Stock Exchange (NYSE). The requirements of these rules and regulations have in the past increased, and may further increase in the future, our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our systems and resources. The Securities Exchange Act of 1934 requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we report on the effectiveness of our disclosure controls and procedures, and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures, and internal control over financial reporting, significant resources and management oversight will be required. In addition, we anticipate that we will be required to comply with Section 404 of the Sarbanes-Oxley Act for fiscal 2006. As a result, management's attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        These rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our Board of Directors and qualified members of our management team. NYSE marketplace rules require that a majority of our Board of Directors and all of certain committees of the Board of Directors consist of independent directors. While each of the committees of our Board of Directors currently meet the NYSE independence requirements, the Board of Directors currently does not meet these requirements, with three out of seven directors being independent. We intend to have a Board of Directors comprised of a majority of independent directors within 12 months of our initial public offering, in reliance upon the transition period provided by the rules of the NYSE for issuers listing in conjunction with their initial public offering. We might not be able to expand our Board of Directors to include a majority of independent directors in a timely fashion to comply with the applicable requirements.

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

  •
  price and volume fluctuations in the overall stock market from time to time;

  •
  significant volatility in the market price and trading volume of apparel companies generally or intimate apparel companies in particular or other consumer product companies;

  •
  actual or anticipated variations in our earnings or operating results;

  •
  actual or anticipated changes in financial estimates by us or by any securities analysts who might cover our stock;

  •
  market conditions or trends in our industry and the economy as a whole;

  •
  announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

  •
  announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

  •
  capital commitments;

  •
  loss of a major customer or the loss of a particular product line with a major customer;

  •
  additions or departures of key personnel; and

  •
  sales of our common stock, including sales of large blocks of our common stock or sales by our directors and officers.

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

        Our executive officers, directors, current 5% or greater stockholders and affiliated entities (based upon the most recent Form 13G on file with respect to each such stockholder) together beneficially own approximately 58.2% of our common stock outstanding. Additionally, Ares Corporate Opportunities Fund, L.P. ("Ares"), who is our largest stockholder, beneficially owns approximately 32.1% of our common stock outstanding. As a result, these stockholders, should they act together, will be able to influence or control matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. These stockholders may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

The future sale of shares of our common stock may negatively affect our stock price.

        We currently have 8,974,468 shares of common stock that are "restricted securities." These shares became available for resale in the public market commencing on January 19, 2006. If our stockholders sell substantial amounts of our common stock, including shares issuable upon the exercise of outstanding options and warrants in the public market, or if our stockholders are perceived by the market as intending to sell substantial amounts of our common stock, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

We do not expect to pay any dividends on our common stock for the foreseeable future.

        We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

If securities analysts do not publish research or reports about our business or if they downgrade our stock, the price of our stock could decline.

        The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. If one or more of the analysts who cover us downgrade our stock, our stock price could decline rapidly. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

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

        Delaware corporate law and our amended and restated certificate of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

  •
  authorize the issuance of "blank check" preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt;

  •
  provide that the Board of Directors is expressly authorized to make, alter or repeal our bylaws; and

  •
  establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None

ITEM 2. PROPERTIES

        Our company headquarters are located in Bayonne, New Jersey and house the corporate, marketing, merchandising and design functions. We own the entire building, which is approximately 98,700 square feet. We currently lease our 11,250 square foot New York City showroom, which is located at 200 Madison Avenue. The lease for the showroom expires on June 30, 2016.

        We have two distribution centers. We own our distribution center located in Fayetteville, North Carolina, which is approximately 262,000 square feet in size and serves our U.S. and Canadian operations. We currently lease our distribution center located in Shannon, Ireland, which is approximately 21,000 square feet and serves our European markets. This lease expires on May 26, 2016, but may be terminated by us at any time on one year's notice.

        We currently operate 74 outlet stores in 27 states and Puerto Rico. All of these store locations are leased with an average remaining lease period of 2.5 years and lease expiration dates ranging from 2006 to 2015. We also lease space for a sourcing office in Hong Kong.

        We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional space will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

        We are not currently a party to any material legal proceedings. We are subject to various claims and legal actions arising from time to time in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to our stockholders during the fourth quarter of fiscal 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range and Number of Holders

        Since July 22, 2005, Maidenform Brands, Inc.'s common stock has been traded on the New York Stock Exchange under the symbol MFB. Prior to July 22, 2005, Maidenform Brands, Inc's common stock was not publicly traded. The last reported sales price per share of Maidenform Brands, Inc.'s common stock on March 21, 2006 was $10.75, and on that date there were approximately 11 holders of record of Maidenform Brands, Inc.'s common stock.

        The following table sets forth for the period indicated the high and low sales price per share of common stock as reported by the New York Stock Exchange:

Fiscal 2005	High	Low
Third quarter (commencing July 22, 2005)	$19.85	$13.75
Fourth quarter	14.17	11.30

Issuer Purchases of Equity Securities

        No purchases of Maidenform Brands, Inc.'s common stock were made by or on behalf of the Company or any affiliated purchaser during 2005.

        The Company announced on February 8, 2006 that its Board of Directors has approved a stock repurchase program in an amount up to $20 million. The Company's current credit facility was amended to permit the plan subject to certain restrictions and limitations set forth in the amendment to the credit facility. The stock repurchase program, which is open-ended, will allow us to repurchase our shares on the open market, depending on market conditions and other corporate considerations, from available cash flow and borrowings under the Amended and Restated Credit Facility dated June 29, 2005, as amended.

Dividend Policy

        We do not anticipate paying cash dividends on Maidenform Brands, Inc.'s common stock in the foreseeable future but intend to retain future earnings, if any, for reinvestment in the future operations, expansion of our business and related development activities and to facilitate the stock repurchase program. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, terms of financing agreements, capital requirements, and such other factors as our Board of Directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information regarding our equity compensation plans is hereby incorporated by reference to the table in Item 12 of this Form 10-K.

Use of Proceeds

        On July 22, 2005, we priced our initial public offering, pursuant to a registration statement (Registration No. 333-124228) that was declared effective by the Securities and Exchange Commission on July 21, 2005. The offering closed on July 27, 2005. The managing underwriters were UBS Investment Bank, Credit Suisse First Boston and Goldman, Sachs & Co.

        We received net proceeds from the sale of the shares of our common stock in the offering of $52.6 million, at an initial public offering price of $17.00 per share, after deducting underwriting discounts and commissions and other offering expenses as more fully described below.

        Selling stockholders in the offering received net proceeds of $176.1 million. We did not receive any proceeds from the sale of our common stock by the selling stockholders.

        The offering did not terminate until after the sale of all of the shares registered on the registration statement.

        None of the proceeds from the offering have been paid by us, directly or indirectly, to any of our directors or officers or any of their affiliates, or to any persons owning 10% or more of our outstanding stock or to any of their affiliates, except as described below:

  •
  Messrs. Ward, Reznik and Masket received payments from us at the closing of the initial public offering in connection with the redemption of shares of preferred stock held by them resulting from the exercise of options to purchase shares of preferred stock.

  •
  Ares Corporate Opportunities Fund, L.P., entities affiliated with Oaktree Capital Management, entities affiliated with AIG and Paribas North America, Inc. received payments from us at the closing of the initial public offering in connection with the redemption of shares of preferred stock held by them.

  •
  We paid an affiliate of Ares Corporate Opportunities Fund, L.P. a fee of $750,000 at the closing of the initial public offering as consideration for their agreement to terminate an advisory agreement with us.

  •
  We paid Oaktree Capital Management a fee of $250,000 at the closing of the initial public offering as consideration for their advisory services to us.

        We invested the net proceeds of the offering in short-term, interest bearing, investment-grade securities, pending their use to fund general corporate purposes, including working capital.

Recent Sales of Unregistered Securities

        The registrant was incorporated on March 11, 2004 under the laws of the State of Delaware and has issued the following securities that were not registered under the Act:

  1.
  In connection with its formation, the registrant issued 100 shares of common stock for $100 to Ares Corporate Opportunities Fund, L.P.

  2.
  On May 11, 2004, the registrant issued 19,800,000 shares of common stock, 360,000 shares of preferred stock, options to purchase 773,032 shares of common stock and options to purchase 14,056 shares of preferred stock, in each case in connection with the acquisition of Maidenform, Inc. by the registrant.

  3.
  As of December 31, 2005, the registrant had outstanding options to purchase 2,521,870 shares of our common stock, all of which were granted to employees or non-employee directors of the registrant on or after May 11, 2004.

        The issuances of securities in the transactions described in items 1 and 2 above were determined to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of Regulation D thereunder as transactions by an issuer not involving a public offering. The issuances of securities listed above in item 3 were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with any of the transactions set forth in this Item 5, Recent Sales of Unregistered Securities. After giving effect to the sale of shares by us and selling stockholders in connection with our initial public offering, and the filing of a S-8 registration statement with respect to our stock option plans pursuant to which the options referred to above were granted, the balance of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

        On May 11, 2004, MF Acquisition Corporation acquired Maidenform, Inc. (the "Acquisition") through a merger of its wholly owned subsidiary into Maidenform, Inc. Stockholders of Maidenform, Inc. received either cash or stock of MF Acquisition Corporation in exchange for their shares of Maidenform, Inc. On April 5, 2005, MF Acquisition Corporation changed its name to Maidenform Brands, Inc. The financial statements for the period including and after May 11, 2004 are those of Maidenform Brands, Inc. and subsidiaries (the "Successor"). The financial statements for periods prior to May 11, 2004 are those of Maidenform Inc. and subsidiaries (the "Predecessor"). The Acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and Emerging Issues Task Force (EITF) No. 88-16, "Basis in Leveraged Buyout Transactions." As a result of the Acquisition, the financial statements for the period including and after May 11, 2004 are not comparable to those prior to that date.

        The selected historical consolidated financial data presented below as of and for the fiscal year ended December 29, 2001 (Predecessor) are derived from our consolidated financial statements, which have been audited by independent auditors (Arthur Andersen LLP) who have ceased operations, and are not included elsewhere in this Annual Report on Form 10-K. We made certain unaudited adjustments to the consolidated financial statements for the fiscal year ended December 29, 2001 (Predecessor) to conform to the requirements of EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Product)" and reclassified certain co-op advertising allowances from accounts receivable to accrued expenses and other current liabilities and to present earnings per share data to conform the presentation of this period to subsequent periods. The selected historical consolidated financial data presented below as of December 28, 2002 (Predecessor) and as of December 27, 2003 (Predecessor), as well as the selected historical consolidated financial data for the year ended December 28, 2002 (Predecessor) have been derived from our audited consolidated financial statements not included elsewhere in this Annual Report on Form 10-K. The selected financial data presented below as of and for the fiscal years ended December 31, 2005 (Successor), for the period from May 11, 2004 through January 1, 2005 (Successor) and as of January 1, 2005 (Successor), for the period from December 28, 2003 through May 10, 2004 (Predecessor), and for the fiscal year ended December 27, 2003 (Predecessor) have been derived from our audited consolidated financial statements.

        The historical consolidated financial data included below and elsewhere in this Annual Report on Form 10-K are not necessarily indicative of future performance. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

        The following table sets forth selected financial data as of and for the five fiscal years ended December 31, 2005.

	Successor(2)		Predecessor(1)
			For the period from December 28, 2003 through May 10, 2004
		For the period from May 11, 2004 through January 1, 2005		For the years ended
	For the year ended December 31, 2005
				December 27, 2003	December 28, 2002	December 29, 2001
	(in thousands, except share and per share amounts)
OPERATING DATA:
Wholesale	$327,799	$176,515	$105,225	$238,400	$207,358	$179,254
Retail	54,370	38,098	17,190	54,473	56,001	54,949

Net sales	382,169	214,613	122,415	292,873	263,359	234,203
Cost of sales(3)	247,037	151,954	77,113	189,225	178,968	169,957

Gross Profit	135,132	62,659	45,302	103,648	84,391	64,246
Selling, general and administrative expenses(4)	101,604	59,973	31,960	80,094	73,214	69,596
Acquisition-related charges(5)	—	—	14,286	—	—	—
Goodwill amortization(6)	—	—	—	—	—	1,260

Operating income (loss)	33,528	2,686	(944)	23,554	11,177	(6,610)
Interest expense, net(7)	15,853	7,622	2,180	1,445	7,136	7,347
Other income(8)	—	—	—	—	(2,104)	—

Income (loss) before income taxes	17,675	(4,936)	(3,124)	22,109	6,145	(13,957)
Income tax expense (benefit)(9)	8,735	(1,568)	1,122	(4,921)	754	438

Net income (loss)	8,940	(3,368)	(4,246)	27,030	5,391	(14,395)
Preferred stock dividends and changes in redemption value	(17,264)	(4,756)	—	—	—	—

Net (loss) income available to common stockholders	$(8,324)	$(8,124)	$(4,246)	$27,030	$5,391	$(14,395)

(LOSS) EARNINGS PER SHARE DATA(10)(11)(12):
Basic (loss) earnings per common share	$(0.39)	$(0.41)	$(0.31)	$1.93	$3.88	$(43.19)

Diluted (loss) earnings per common share	$(0.39)	$(0.41)	$(0.31)	$1.88	$0.38	$(43.19)

Basic weighted average number of shares outstanding	21,451,654	19,800,000	13,727,879	14,034,230	1,388,986	333,333

Diluted weighted average number of shares outstanding	21,451,654	19,800,000	13,727,879	14,404,130	14,062,022	333,333

Dividends per share	$—	$—	$—	$3.64	$2.00	$—

(footnotes appear on following page)

	Successor(2)		Predecessor(1)
			For the period from December 28, 2003 through May 10, 2004
		For the period from May 11, 2004 through January 1, 2005		For the years ended
	For the year ended December 31, 2005
				December 27, 2003	December 28, 2002	December 29, 2001
	(in thousands, except share and per share amounts)
BALANCE SHEET DATA (end of period):
Cash and cash equivalents	$30,978	$23,212		$1,234	$1,476	$1,679
Total assets	247,348	244,131		153,332	134,405	171,229
Total indebtedness, including current maturities	137,500	147,750		48,035	25,034	59,306
Redeemable preferred stock	—	41,491		—	—	—
Common stock subject to put option	—	6,356		—	—	—
Total stockholders' equity (deficit)	52,703	(1,122)		68,269	72,337	70,269

NOTES TO SELECTED FINANCIAL DATA

(1)
Predecessor periods include all periods prior to the Acquisition that occurred on May 11, 2004. Fiscal years 2003, 2002, and 2001 all include 52 weeks. The Predecessor period from December 28, 2003 through May 10, 2004 includes 19 weeks.

(2)
The Successor period from May 11, 2004 through January 1, 2005 includes 34 weeks. Fiscal year 2005 includes 52 weeks.

(3)
Includes $19.8 million of non-cash purchase accounting adjustments to record inventory at fair market value on May 11, 2004 that was subsequently sold in the Successor period from May 11, 2004 through January 1, 2005.

(4)
Effective December 29, 2002, we adopted the fair-value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." We selected the modified prospective method of adoption described in SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." In accordance with the modified prospective method of adoption, results for prior years have not been restated to reflect the change. Therefore, fiscal years 2002 and 2001 are not comparable to subsequent periods.

(5)
Acquisition-related charges of $14.3 million for the Predecessor period from December 28, 2003 through May 10, 2004 include $6.6 million for sellers' transaction fees and expenses, $2.0 million in special compensation paid to management, $5.6 million in stock compensation expense from settlement of stock options, and $0.1 million of other Acquisition-related charges.

(6)
Goodwill amortization ceased with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" at the beginning of Predecessor year 2002.

(7)
Interest expense includes charges of $4.9 million for deferred financing fees in connection with the amendment of the First Lien Facilities and the prepayment of the Second Lien Facility during the Successor year 2005, charges of $0.4 million for a debt redemption premium paid in connection with the retirement of all of the Predecessor's outstanding debt at May 10, 2004 and $0.8 million for deferred financing fees in connection with the retirement of all of Predecessor's outstanding debt at May 10, 2004.

(8)
Represents the recovery of preference payments that were made prior to bankruptcy.

(9)
Section 382 imposes limitations on a corporation's ability to utilize its net operating losses (NOLs) if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Upon emergence from bankruptcy, our NOLs were subject to Section 382 limitations. As a result of the Acquisition, we experienced a change in control, as defined by Section 382. As a result of this ownership change, the utilization of our NOLs are subject to a new annual limitation under Section 382. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the 60-month period after the ownership change. Based on fair values of certain assets as determined in connection with the Acquisition, we have approximately $66.7 million of deemed built-in gains that are anticipated to be recognized or deemed recognized during the aforementioned sixty-month period. In addition, the sale of shares in the July 2005 initial public offering resulted in an ownership change for the purpose of Section 382. This ownership change resulted in an increase to the annual limitation, however, since the 2004 annual limitation was less than the 2005 limitation, our NOLs will continue to be subject to the 2004 Section 382 limitation, including the effect of recognized and deemed recognized "built-in-gains." At December 31, 2005, we had approximately $73.8 million federal and state NOLs available for future utilization during the years of 2006 through 2023. During the Successor year 2005, our combined limitation for our NOLs was approximately $20.9 million and we utilized approximately $19.5 million of NOLs. During the Successor period May 11, 2004 through January 1, 2005, we utilized approximately $16.0 million. During the Predecessor year 2003, we utilized approximately $14.1 million of NOLs. For the Predecessor years 2001 and 2002, we had a valuation allowance against our net deferred tax assets due to the uncertainty of the future recognition of such assets as a result of prior financial results and timing of NOL expirations. During Predecessor year 2003, we concluded that it was more likely than not that the net deferred tax assets would be realized in future periods and the valuation allowance in the amount of $52.7 million was reversed. The reversal of the valuation allowance reduced the carrying value of goodwill by $28.3 million and increased additional paid-in capital by $19.0 million. See notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(10)
During Predecessor year 2001, we executed a 1-for-30 reverse stock split.

(11)
As a result of the Acquisition, our capital structure and the number of outstanding shares were changed. Accordingly, earnings per share in Predecessor periods are not comparable to earnings per share in the Successor period.

(12)
For the calculation of earnings per share, see notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with our audited consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products, and our future results and is intended to provide the reader of our audited consolidated financial statements with a narrative discussion about our business. This discussion is presented in the following sections:

  •
  Management Overview,

  •
  Results of Operations,

  •
  Liquidity and Capital Resources, and

  •
  Critical Accounting Policies.

        We based our statements on assumptions or estimates that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in Item 1A, "Risk Factors" included elsewhere in this Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

        We are a global intimate apparel company with a portfolio of established, well-known brands, top-selling products and an iconic heritage. We design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels, including department stores and national chain stores, mass merchants (including warehouse clubs), other (including specialty stores, off-price retailers and licensing income), and our company-operated outlet stores and our websites.

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

Trends in our business

        We operate in two segments, wholesale and retail. Our wholesale segment includes both our domestic and international wholesale markets. Our retail segment includes our company-operated outlet stores and our websites.

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

        We believe we are well-positioned to capitalize on or address these trends by, among other things:

  •
  increasing consumer identification with our brands through further marketing investments;

  •
  continuing to launch innovative products, such as the Maidenform Dream collection first introduced in 2005;

  •
  increasing our presence in department stores and national chain stores through the use of Maidenform, Flexees, Lilyette, Rendezvous, Subtract and private brands;

  •
  increasing our presence in the mass merchant channel through the use of our Self Expressions, Sweet Nothings, Bodymates and private brands;

  •
  expanding our international presence;

  •
  being a marketer, rather than a manufacturer, of intimate apparel by sourcing all of our products from third-party suppliers;

  •
  making selective acquisitions, entering into licenses, and developing products and marketing that will complement our existing products or distribution channels; and

  •
  merchandising, marketing and selling private brand product for selected retailers.

Wholesale Segment

        The following trends are among the key variables that will affect our wholesale segment:

        Department Stores and National Chain Stores.    The department stores and national chain stores are where we generally sell the Maidenform, Flexees and Lilyette brands. We plan to continue to invest in increasing our net sales with department store customers, which we believe is important to our long-term positioning in the channel. There has been a growing trend toward consolidation of department stores, such as the merger of Federated Department Stores, Inc. and May Company. As a result of planned store closings announced by Federated Department Stores, Inc., we expect sales in department stores to be lower next year but expect continued growth in the remaining department stores. We expect the rate of our future net sales growth with department stores to be moderated by the reduction in both the number of department store customers and the number of doors (distinct locations operated by a particular retailer) operated by those customers. We have grown both our market share and our net sales significantly in the past several years with national chain stores. We expect to see continued growth with national chain stores in the future as consumers continue to seek out value alternatives and as our customers in this channel continue to open new doors. We have customers located outside the United States that purchase our Maidenform, Flexees and Lilyette brands. The majority of these net sales to these customers are included in the department store and national chain store channel.

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

        Other.    Our net sales from this channel, which include sales to specialty retailers and to off-price retailers, have historically been a relatively small component of our overall net sales. We participate in private brands in the specialty retailer area as opportunities present themselves. Because of fluctuations in opportunities in this channel, we continually reevaluate for growth opportunities. Our licensing income is included in this channel as well as sales to foreign distributors.

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

Retail Segment

        We believe our retail sales volume is driven by our ability to service our existing consumers and obtain new consumers, as well as overall general economic conditions, such as the general retail environment, that can affect our consumers and ultimately their levels of overall spending. Additionally, identifying optimal retail outlet locations, favorable leasing arrangements, and improving our store productivity are factors important to growing our retail segment's net sales. We also sell our products through our websites, www.maidenform.com and www.maidenform.co.uk. Although we currently do not generate a significant amount of net sales through these sites, we do expect it to continue to grow.

        Our objectives in our retail segment are to continue to increase the productivity of our portfolio of stores through effective merchandising and focused advertising, as well as selectively closing a few of our less productive locations and potentially opening new stores in more productive locations. Even in those situations where we selectively close less productive outlet stores and do not open a new location in that region, we believe those consumers still purchase many of our Maidenform brands from our other outlet stores, our websites or our wholesale segment customers that carry these brands. Historically, we have primarily sold excess and, to a lesser extent, obsolete inventories through our outlet stores at a higher margin than that achieved through other liquidation alternatives.

Definitions

        In reviewing our operating performance, we evaluate both the wholesale and retail segments by focusing on each segment's operating income, cash flows from operations and inventory turns.

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

        Income Taxes.    We account for income taxes using the liability method, which recognizes the amount of income tax payable or refundable for the current year and recognizes deferred tax liabilities and assets for the future tax consequences of the events that have been recognized in the financial statements or tax returns. We routinely evaluate all deferred tax assets to determine the likelihood of their realization and record a valuation allowance if it is more likely than not that a deferred tax asset will not be realized. For more information, see notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Net operating loss carryforwards (NOLs) enable a company to apply net operating losses incurred during a current period against a future period's profits in order to reduce cash tax liabilities in those future periods. In periods when a company is generating operating losses, its NOLs will increase. The tax effect of the NOLs is recorded as a deferred tax asset. If the company does not believe that it is more likely than not that it will be able to utilize the NOLs, it records a valuation allowance against the deferred tax asset. Additionally, Section 382 imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Upon emergence from bankruptcy in 1999, our NOLs were subject to Section 382 limitations. As a result of the Acquisition (defined below) in 2004, we experienced an ownership change, as defined by Section 382. As a result of this ownership change, the utilization of our NOLs were subject to a new annual limitation under Section 382. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the 60-month period after the ownership change. In addition, the sale of shares in the July 2005 initial public offering resulted in an ownership change for the purpose of Section 382. This ownership change resulted in an increase to the annual limitation, however, since the 2004 annual limitation was less than the 2005 limitation, our NOLs will continue to be subject to the 2004 Section 382 limitation, including the effect of recognized and deemed recognized "built-in-gains." Based on fair values of certain assets as determined in connection with the Acquisition, we had approximately $66.7 million of deemed built-in gains that are anticipated to be recognized or deemed recognized during the aforementioned 60-month period. At December 31, 2005, we had approximately $73.8 million of NOLs available for utilization in the years from 2006 through 2023.

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

RESULTS OF OPERATIONS

        For discussion purposes only, our fiscal 2004 results discussed below represent the mathematical addition of the historical results for the Predecessor period from December 28, 2003 through May 10, 2004 and the Successor period from May 11, 2004 through January 1, 2005. This approach is not consistent with generally accepted accounting principles and yields results that are not comparable on a period-to-period basis due to the new basis of accounting established at the Acquisition date. However, we believe it is the most meaningful way to comment on the results of operations for 2004 compared to those of 2005 and 2003 because a discussion of the partial period from December 28, 2003 through May 10, 2004 (Predecessor) separately from the period from May 11, 2004 through January 1, 2005 (Successor) compared to the Successor period from January 2, 2005 through December 31, 2005 and the Predecessor period from December 29, 2002 through December 27, 2003 would not be meaningful.

        Fiscal 2004 includes the periods from December 28, 2003 through May 10, 2004 (Predecessor) and May 11, 2004 through January 1, 2005 (Successor). The combined fiscal 2004 consisted of 53 weeks. Although fiscal 2004 had 53 weeks compared to only 52 weeks in fiscal 2005 and fiscal 2003, fiscal 2004 had only one more shipping day for our wholesale segment. Therefore, the financial results for the three fiscal years are comparable. Our company-operated outlet stores and our internet operations include one more week in fiscal 2004 compared to fiscal 2005 and fiscal 2003 but the effect of this extra week on our results of operations is not material.

	Successor	Combined for the period from December 28, 2003 through January 1, 2005		Predecessor
	For the year ended December 31, 2005			For the year ended December 27, 2003
	(in thousands)
OPERATING DATA:
Wholesale sales	$327,799	$281,740		$238,400
Retail sales	54,370	55,288		54,473

Net sales	382,169	337,028		292,873
Cost of sales	247,037	229,067	(1)	189,225

Gross profit	135,132	107,961		103,648
Selling, general and administrative	101,604	91,933		80,094
Acquisition-related charges	—	14,286	(2)	—

Operating income	$33,528	$1,742		$23,554

(footnotes appear on following page)

	As a percentage of net sales
	Successor	Combined for the period from December 28, 2003 through January 1, 2005		Predecessor
	For the year ended December 31, 2005			For the year ended December 27, 2003
OPERATING DATA:
Wholesale sales	85.8%	83.6%		81.4%
Retail sales	14.2	16.4		18.6

Net sales	100.0	100.0		100.0
Cost of sales	64.7	68.0	(1)	64.6

Gross profit	35.3	32.0		35.4
Selling, general and administrative	26.6	27.3		27.3
Acquisition-related charges	—	4.2	(2)	—

Operating income	8.7%	0.5%		8.1%

(1)
Cost of sales includes $19.8 million of non-cash purchase accounting adjustments to record inventory at fair market value on May 11, 2004. In addition, cost of sales includes $2.8 million of additional depreciation as a result of the Acquisition.

(2)
Acquisition-related charges of $14.3 million for the Predecessor period from December 28, 2003 through May 10, 2004 include $6.6 million for sellers' transaction fees and expenses, $2.0 million in special compensation paid to management, $5.6 million in stock compensation expense from settlement of stock options, and $0.1 million of other Acquisition-related charges.

        Our net sales are derived from two segments, wholesale and retail. Our net sales within the wholesale segment are grouped by channel, based upon the brands we sell and the customers we sell them to, as follows: (1) department stores and national chain stores, (2) mass merchants and (3) other.

        Our department store and national chain store channel primarily consists of sales of our Maidenform, Flexees, Lilyette, and private brands on a worldwide basis to customers within this category. Within the mass merchants channel, we sell brands such as Self Expressions, Sweet Nothings, Bodymates and private brands that are primarily dedicated to specific customers. These brands are all sold on a worldwide basis to mass merchants and, to a lesser degree, warehouse clubs. Our remaining sales are grouped within a channel designated as other and include private brand products sold to specialty retailers and all brand sales to off-price retail stores. In addition, licensing income is included in our other channel.

        During 2005, we revised the way we categorized our net sales within the wholesale segment as discussed above. This is summarized below and compared to 2004. Our discussion of 2004 compared to 2003 for each of these three channels has not been revised to reflect this change in the way we are managing our net sales by channel.

	Successor	Combined for the period from December 28, 2003 through January 1, 2005
	For the year ended December 31, 2005		$ Change	% Change
	(in thousands)
Department Store and National Chain Store	$202,819	$189,306	$13,513	7.1%
Mass Merchant	75,219	46,726	28,493	61.0%
Other	49,761	45,708	4,053	9.0%

Total Wholesale	327,799	281,740	46,059	16.4%

Retail	54,370	55,288	(918)	-1.6%

Total Consolidated Net Sales	$382,169	$337,028	$45,141	13.4%

Fiscal year ended December 31, 2005 compared with fiscal year ended January 1, 2005
(52 weeks as compared to 53 weeks)

        Net Sales.    Consolidated net sales increased $45.2 million, or 13.4%, from $337.0 million in 2004 to $382.2 million in 2005. Wholesale segment net sales increased by $46.1 million, or 16.4%, from $281.7 million in 2004 to $327.8 million in 2005. Net sales in our retail segment decreased by $0.9 million, or 1.6%, from $55.3 million in 2004 to $54.4 million in 2005.

        Of the $46.1 million increase in the wholesale segment, $28.5 million of this increase was due to growth in net sales to mass merchants, which included an $8.0 million increase in the first quarter of 2005 due to the product placement in all stores for a mass merchant customer. In addition, net sales in this channel grew from new store openings and floor space growth within existing stores, new product introductions, and existing product rollouts. An additional $13.5 million of the increase in the wholesale segment was from increased sales to department stores and national chain stores driven by a $2.0 million launch of a line of panties at a national chain store, the introduction of the Dream Bra, strong demand for the Lilyette and Flexees brands, continued growth in international net sales, and new store growth. In the second half of 2005, we were negatively affected by unusually large reserves for markdowns and returns, particularly for the Full Support line. This product has been redesigned with an improved alternative, containing a Flex-to-Fit feature, which will be delivered to customers in the Spring of 2006. We were also negatively affected by certain customers in this channel cautiously driving down inventory levels toward year-end. Additionally, other net sales, which include sales to specialty retailers, off-price retailers, and licensing income, increased by $4.1 million largely driven by increased program sales and liquidations with off-price retailers and an increase in licensing income. Our international sales, which are included across all three channels of the wholesale segment, increased $8.6 million to $26.8 million in 2005.

        Retail segment net sales decreased $0.9 million reflecting select store closings in 2005 as a result of our efforts to optimize our portfolio of outlet stores. We operated 74 outlet stores at the end of 2005 as compared to 81 stores at the end of 2004. The decline in retail net sales in 2005 caused by fewer stores was offset, in part, by increased same store sales, defined as stores that have been open for more than one year, of 5.5%, and Internet sales nearly doubling to approximately $2.4 million.

        Gross Profit.    Consolidated gross profit increased by $27.1 million from $108.0 million in 2004 to $135.1 million in 2005. As a percentage of net sales, gross profit increased by 3.3 percentage points from 32.0% in 2004 to 35.3% in 2005. In our wholesale segment, our gross margins for 2005 were negatively affected by $5.7 million of plant closing costs, including negative manufacturing variances associated with operating our plants at less than optimum capacity as we phased out our internal manufacturing, and a loss on the disposal of plant assets. The 2004 margins were impacted by non-recurring adjustments of $19.8 million ($15.5 million recognized by our wholesale segment and $4.3 million recognized by our retail segment) related to increasing inventories to fair market value and $2.8 million of additional depreciation expense. The impact of closing our manufacturing facilities during 2005 on our consolidated gross margin as a percentage of net sales, was a decrease in gross margin of 1.5 percentage points to 35.3%. The impact of non-cash purchase accounting adjustments and the additional depreciation expense on our consolidated gross margin as a percentage of net sales, was a decrease in gross margin of 6.7 percentage points to 32.0% for 2004. Excluding these items, consolidated gross profit decreased 1.9 percentage points primarily due to the change in the sales mix by channel, excess and close-out inventories particularly associated with our Full Support product line totaling approximately $3.9 million, and a highly promotional environment causing increased markdown expenses for excess and close-out inventories.

        Gross profit from our wholesale segment increased by $22.7 million from $83.3 million in 2004 to $106.0 million in 2005. As a percentage of net sales, gross profit from our wholesale segment increased by 2.7 percentage points from 29.6% in 2004 to 32.3% in 2005. The costs associated with the closing of our manufacturing facilities during 2005 decreased our wholesale gross margin by 1.7 percentage points. The impact of the non-cash purchase accounting adjustments and additional depreciation expense to our 2004 wholesale gross profit was a decrease in gross margin of 6.5 percentage points. Excluding these items, wholesale gross profit decreased 2.1 percentage points primarily due to a change in the mix of net sales by channel, increased markdown expenses for excess and close-out inventories associated with our Full Support product line of $3.9 million, and a highly promotional environment.

        Gross profit from our retail segment increased by $4.4 million from $24.7 million in 2004 to $29.1 million in 2005. As a percentage of net sales, gross profit from our retail segment increased by 8.8 percentage points from 44.7% in 2004 to 53.5% in 2005. Our gross margins for 2005 were favorably impacted by increased Internet sales at a higher gross margin, offset in part by a change in sales mix in our retail stores. Our gross margins for 2004 were negatively impacted by the non-recurring purchase accounting adjustments related to increasing inventories to fair market value at the date of the Acquisition. The impact of these adjustments on our 2004 retail gross profit was a decrease in gross margins of 7.8 percentage points to 44.7%.

        Selling, General and Administrative Expenses (SG&A).    Our consolidated SG&A expenses increased by $9.7 million, or 10.6%, from $91.9 million in 2004 to $101.6 million in 2005. However, as a percentage of net sales, SG&A decreased from 27.3% to 26.6%, primarily as a result of increased net sales. The $9.7 million increase is primarily a result of the following items within our wholesale segment: $3.8 million of expenses associated with our initial public offering; $1.7 million of payroll and related benefits, primarily higher payroll expense with certain new positions, partially offset by $0.6 million incentive bonus waived by our Chief Executive Officer; $0.8 million related to the cheap stock portion of stock compensation expense; $1.5 million special cash bonus paid in connection with the credit facility amendment; $1.3 million severance expense and other expenses associated with the closing of the manufacturing facilities; and $1.6 million of other expenses. These increases are offset in part by a reduction in SG&A for our retail segment of $1.0 million primarily as a result of seven fewer stores in 2005. Our 2004 SG&A included $1.1 million of additional depreciation and amortization expense from non-cash purchase accounting adjustments as a result of the Acquisition.

        Wholesale segment SG&A, which includes corporate-related expenses, increased by $10.7 million, or 16.9%, to $74.1 million in 2005 from $63.4 million in 2004. As a percentage of net sales, wholesale segment SG&A increased slightly from 22.5% to 22.6%. The increase of $10.7 million is a result of the items discussed above.

        Retail segment SG&A decreased by $1.0 million, or 3.5%, to $27.5 million in 2005 from $28.5 million in 2004. As a percentage of net sales, retail segment SG&A decreased slightly from 51.5% to 50.6%. This decrease was primarily as result of seven fewer stores in 2005 when compared to 2004.

        Acquisition-Related Charges.    Acquisition-related charges of $14.3 million were recorded in 2004 in connection with the Acquisition, including (i) $6.6 million for sellers' transaction fees and expenses, (ii) $5.6 million for stock compensation expense from settlement of stock options on May 10, 2004, (iii) $2.0 million in special compensation paid to management and (iv) $0.1 million in other Acquisition-related charges.

        Operating Income.    Our consolidated operating income increased $31.8 million from $1.7 million in 2004 to $33.5 million in 2005. Operating income, as a percentage of net sales, increased from 0.5% in 2004 to 8.7% in 2005. Our 2005 consolidated operating income was negatively affected by $7.4 million of unusual charges, including initial public offering expenses, severance expense and other expenses, a special cash bonus paid in connection with the credit facility amendment, cheap stock portion of stock compensation expense and $5.7 million of plant closing costs. Our 2004 operating income was negatively affected by non-cash purchase accounting adjustments and additional depreciation and amortization both totaling $23.7 million and $14.3 million of Acquisition-related charges. Excluding these items, operating income as a percentage of net sales would have increased from 11.8% in 2004 to 12.2% in 2005.

        For the foregoing reasons, operating income for the wholesale segment was $31.9 million in 2005 as compared to $19.8 million in 2004. Also, for the reasons discussed above, operating income for the retail segment increased $5.4 million, from a loss of $3.8 million in 2004 to income of $1.6 million in 2005.

        Interest Expense, Net.    On June 29, 2005, we amended our credit facility by prepaying the total balance of $50.0 million outstanding on our Second Lien Facility bearing an interest rate of LIBOR plus 7.5%. Simultaneously, we increased the borrowings on our First Lien Term Facility from $88.9 million to $150.0 million and modified the interest rate from LIBOR plus 2.75% to LIBOR plus 2.25%. The interest rate margin was reduced by 0.25% on December 29, 2005 due to the completion of our initial public offering and further reduced by 0.25% as a result of our having a debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) leverage ratio of less than 3 to 1 as of the third quarter of 2005. The Prime rate margin and the LIBOR margin will be determined on a quarterly basis based on our leverage ratio for the preceding four quarters.

        Interest expense, net increased by $6.0 million from $9.8 million in 2004 to $15.8 million in 2005. This increase was a result of expensing deferred financing costs of $4.9 million in connection with the amendment of our Credit Facility on June 29, 2005, and higher debt outstanding at a higher interest rate during 2005. Interest expense in 2004 included $1.2 million related to the early termination of our credit facilities and the acceleration of deferred financing fees as of May 10, 2004 in connection with the Acquisition.

        Our highest level of debt outstanding for 2005 was $160.0 million, at an average interest rate of 6.8%. Our highest level of debt outstanding for the Successor period from May 11, 2004 through January 1, 2005 was $162.5 million, at an average interest rate of 6.6%, and our highest level of debt outstanding for the Predecessor period from December 28, 2003 through May 10, 2004 was $57.8 million, at an average interest rate of 4.2%.

        Income Taxes.    We had an income tax expense in 2005 of $8.7 million as compared to income tax benefit of $0.4 million in 2004. The effective tax rate for 2005 was 49.4% as compared to (5.5)% for 2004. Our income tax expense for 2005 was negatively impacted by non-deductible expenses incurred during 2005 in connection with our initial public offering. During 2004, we incurred losses before the provision for income taxes. The income tax benefit from the losses was negatively impacted by non-deductible expenses incurred during 2004 in connection with the Acquisition.

        Because of significant net operating loss carryforwards (NOLs) available to offset income taxes payable, our cash income taxes to be paid are expected to be at a rate significantly lower than our effective income tax rate for the next several years.

        Net Income (Loss).    For the foregoing reasons, our net income (loss) increased from a loss of $7.6 million in 2004 to income of $8.9 million in 2005.

        Preferred Stock Dividends and Changes in Redemption Value.    On July 27, 2005, our preferred stock and options to purchase our preferred stock were redeemed in connection with our initial public offering. For 2005, preferred stock dividends and changes in redemption value include a special preferred stock dividend of $13.3 million. For 2004, there was no such special dividend.

        Net Loss Available to Common Stockholders.    For the foregoing reasons, our net loss available to common stockholders decreased from a loss of $12.4 million in 2004 to a loss of $8.3 million in 2005.

Fiscal year ended January 1, 2005 compared with fiscal year ended December 27, 2003
(53 weeks as compared to 52 weeks)

        As discussed above, during 2005, we revised the way we categorized our net sales within the wholesale segment to group such sales as follows: (1) department stores and national chain stores, (2) mass merchants and (3) other. Our discussion of fiscal 2004 compared to fiscal 2003 has not been revised to reflect this change in the way we are managing our net sales by channel, but instead reflects the way in which we managed our net sales at that time.

        Net Sales.    Consolidated net sales increased $44.1 million, or 15.1%, from $292.9 million in 2003 to $337.0 million in 2004. Wholesale sales increased by $43.3 million, or 18.2%, from $238.4 million in 2003 to $281.7 million in 2004. Net sales in our retail segment increased by $0.8 million, or 1.5%, from $54.5 million in 2003 to $55.3 million in 2004.

        Our wholesale sales are derived from the following channels: department stores, national chains, mass merchants, specialty stores and off-price retailers. Of the $43.3 million increase in the wholesale segment, $18.8 million was due to growth in our sales to mass merchants. This growth was driven by increased allotted selling space within the stores, higher productivity of our brands and programs within this channel, and increased distribution with these customers during 2004. An additional $17.5 million of the increase in the wholesale segment was due to increased sales to national chains primarily driven by new door growth and improved inventory turns in existing doors. Sales to department stores accounted for $8.0 million of the increase, and were driven by higher productivity within existing stores from both the Maidenform and Flexees brands, partially offset by decreased sales in our Lilyette brand. Additionally, our private label sales to a specialty retailer decreased by $7.7 million due to a lack of new products purchased during 2004. The remaining increase of $6.7 million in the wholesale segment was primarily due to higher sales in our international markets, partially offset by lower sales in the off-price retailer channel.

        In our retail segment, we had 87 stores open through the end of fiscal 2004. Six of these stores closed on the last day of fiscal 2004 (January 1, 2005). We had 94 stores open at the end of 2003. Same store sales for 2004 (which included one more week than in fiscal 2003), defined as stores that have been open for more than one year, increased by 3.4% as compared to a decline in same store sales of 2.6% for 2003. Excluding the impact of the 53rd week in 2004, our same store sales would have increased by approximately 1.0%.

        Gross Profit.    Consolidated gross profit increased by $4.4 million from $103.6 million in 2003 to $108.0 million in 2004. As a percentage of net sales, gross profit decreased by 3.4 percentage points from 35.4% in 2003 to 32.0% in 2004, due to the effect of non-cash purchase accounting adjustments made as a result of the Acquisition. The non-cash adjustments that increased cost of sales during 2004 included $19.8 million of non-cash expense related to increasing inventories to fair market value at May 11, 2004, and approximately $2.8 million of additional depreciation expense. The impact of these non-cash purchase accounting adjustments to our consolidated gross profit, on a percentage of net sales basis, was a decrease in gross margin of 6.7 percentage points to 32.0%.

        Gross profit from our wholesale segment increased by $7.5 million from $75.8 million in 2003 to $83.3 million in 2004. As a percentage of net sales, gross profit from our wholesale segment decreased by 2.2 percentage points from 31.8% in 2003 to 29.6% in 2004, due primarily to the effect of non-cash purchase accounting adjustments made as a result of the Acquisition. Of the $19.8 million in purchase accounting adjustments referred to above, the amount related to the wholesale segment included a non-cash expense of $15.5 million in cost of sales for inventories. In addition, cost of sales includes a non-cash expense of $2.8 million related to additional depreciation expense as a result of the Acquisition, which together decreased gross profit as a percentage of net sales by 6.5 percentage points to 29.6%. The decline in gross margin from our wholesale segment from non-cash purchase accounting adjustments was partially offset by cost savings realized in shifting more internal manufacturing to third-party sourcing, which included the expansion of our network of manufacturing partners and our increased scale of production volume. In fiscal 2004, we sourced approximately 84% of our overall production volume as compared to 77% in fiscal 2003.

        Gross profit for our retail segment decreased by $3.1 million from $27.8 million in 2003 to $24.7 million in 2004. As a percentage of net sales, gross profit for our retail segment decreased by 6.3 percentage points from 51.0% in 2003 to 44.7% in 2004, due primarily to the effect of a non-cash purchase accounting adjustment made as a result of the Acquisition. Included in cost of sales was $4.3 million related to purchase accounting adjustments for inventories, which decreased gross margin by 7.8 percentage points to 44.7%. The gross margin decline in 2004 from non-cash purchase accounting adjustments was partially offset by a mix of higher margin products sold through our company-operated outlet stores in 2004 as compared to 2003.

        Selling, General and Administrative Expenses (SG&A).    Our consolidated SG&A expenses increased by $11.8 million, or 14.7%, from $80.1 million in 2003 to $91.9 million in 2004. However, as a percentage of net sales, SG&A was flat from 2003 to 2004 at 27.3%. Wholesale segment SG&A increased by $10.0 million, or 18.7%, to $63.4 million in 2004 from $53.4 million in 2003. As a percentage of net sales, wholesale segment SG&A increased slightly from 22.4% to 22.5%. The major components of the increases were higher compensation and related benefits of approximately $4.8 million; additional professional fees of approximately $2.8 million as a result of our Sarbanes-Oxley compliance, the Acquisition, and recruiting expenses; increased advertising expenses of approximately $2.4 million as we continue to promote our brands; and higher amortization expense of $0.7 million; offset in part by a decrease of $0.7 million of other expenses as compared to fiscal 2003. The increase in compensation and related benefits was primarily due to increased head count, and higher incentive compensation and other benefits.

        Retail segment SG&A increased by $1.8 million, or 6.7%, to $28.5 million in 2004 from $26.7 million in 2003 and was flat as a percentage of net sales at 50.0%. This slight increase was primarily due to higher depreciation expense of $0.4 million from non-cash purchase accounting adjustments as a result of the Acquisition, higher salaries and related benefits of $0.5 million, promotional expenses of $0.3 million and various individually insignificant items totaling $0.6 million.

        Acquisition-Related Charges.    Acquisition-related charges of $14.3 million were recorded in 2004 in connection with the Acquisition, including (i) $6.6 million for sellers' transaction fees and expenses, (ii) $5.6 million for stock compensation expense from settlement of stock options on May 10, 2004, (iii) $2.0 million in special compensation paid to management and (iv) $0.1 million in other Acquisition-related charges.

        Operating Income.    Operating income decreased by $21.9 million, from $23.6 million in 2003 to $1.7 million in 2004. Operating income as a percentage of net sales decreased from 8.0% in 2003 to 0.5% in 2004. This reduction was primarily a result of non-recurring purchase accounting adjustments including a non-cash $19.8 million expense related to recording inventory at fair market value, $14.3 million of Acquisition-related charges in 2004 and $3.9 million related to incremental depreciation and amortization expense as a result of the Acquisition. These purchase accounting adjustments, including the Acquisition-related charges, had the effect of reducing operating income by $38.0 million in 2004 to $1.7 million as compared to $23.6 million in 2003. The impact of these adjustments to our operating income, on a percentage of net sales basis, was a decrease in operating margin of 11.3 percentage points to 0.5%.

        Our wholesale segment operating income decreased by $2.7 million, or 12.0%, to $19.8 million from $22.5 million in 2003. Wholesale segment operating income was reduced by $19.0 million as a result of the non-cash inventory adjustment of $15.5 million and $3.5 million in depreciation and amortization related to purchase accounting adjustments for fixed assets and intangibles as discussed above. Retail segment operating income decreased by $4.9 million from an operating income of $1.1 million in 2003 to an operating loss of $3.8 million in 2004. Retail segment operating income decreased by $4.3 million as a result of the non-cash inventory adjustment and incremental depreciation of $0.4 million as discussed above.

        Interest Expense.    Interest expense increased by $8.4 million from $1.4 million in 2003 to $9.8 million in 2004. Interest expense in 2004 included $1.2 million related to the early termination of our credit facilities and the acceleration of deferred financing fees as of May 10, 2004 in connection with the Acquisition. The remaining increase was a result of higher debt outstanding during 2004. Our highest level of debt outstanding for Successor 2004 was $162.5 million, at an average interest rate of 6.6%, and our highest level of debt outstanding for Predecessor 2004 was $57.8 million, at an average interest rate of 4.2%. This is in comparison to our highest level of debt outstanding for 2003 of $48.0 million, at an average interest rate of 3.7%.

        Income Taxes.    Income tax benefit in 2004 decreased by $4.5 million, or 91.3%, to $0.4 million. The effective tax rate for fiscal 2003 was (22.3)% as compared to (5.5)% for the combined Predecessor period of December 28, 2003 through May 10, 2004 and Successor period of May 11, 2004 through January 1, 2005. In 2003, we concluded that it was more likely than not that our net deferred tax assets would be realized in the future and reversed our valuation allowance. The reversal of that valuation allowance reduced goodwill by $28.3 million and increased additional paid-in capital by $19.0 million, resulting in an income tax benefit in 2003 of $5.4 million. In 2004, the reduction in the income tax benefit was principally driven by non-deductible Acquisition-related charges and certain changes in our state tax rates.

        Net Income (Loss).    For the foregoing reasons, our net income (loss) decreased from income of $27.0 million in 2003 to a loss of $7.6 million in 2004.

        Preferred Stock Dividends and Changes in Redemption Value.    The accretion of the preferred stock redemption premium of $2.2 million and the accrual of $2.6 million of preferred stock dividends in 2004 is a result of preferred stock issued in connection with the Acquisition. During 2003, we did not have preferred stock outstanding.

        Net Income (Loss) Available to Common Stockholders.    For the foregoing reasons, the net loss available to common stockholders for 2004 was $12.4 million as compared to net income of $27.0 million in 2003.

LIQUIDITY AND CAPITAL RESOURCES

        For discussion purposes only, our fiscal 2004 cash flow data discussed below represent the mathematical addition of the historical cash flow data for the Predecessor period from December 28, 2003 through May 10, 2004 and the Successor period from May 11, 2004 through January 1, 2005. This approach is not consistent with generally accepted accounting principles and yields results that are not comparable on a period-to-period basis due to the new basis of accounting established at the Acquisition date. However, we believe it is the most meaningful way to comment on the cash flows for fiscal 2004 compared to both fiscal 2005 and 2003 because a discussion of partial periods would not be meaningful.

        Our cash requirements are primarily for working capital, debt service, and to a lesser extent, capital expenditures. An additional cash requirement will relate to our stock repurchase program of up to $20.0 million announced on February 8, 2006. Our primary source of liquidity will continue to be cash flows from operations and borrowings under our revolving credit facility.

        In fiscal 2006, we expect to spend a total of approximately $5.4 million on capital expenditures, driven by system enhancements in the Fayetteville, North Carolina distribution center due to sales growth, information technology upgrades in the Bayonne corporate office, and expansion in the Hong Kong sourcing office.

        We had $31.0 million and $23.2 million in cash and cash equivalents as of December 31, 2005 and January 1, 2005, respectively. The increase in cash from January 1, 2005 to December 31, 2005 primarily relates to an increase in net income during 2005 compared to 2004.

        On June 29, 2005, we amended and restated our First Lien Facilities and prepaid the outstanding balance of our Second Lien Facility. The amended and restated First Lien Facilities ("Restated Credit Facility") provide for borrowings in the aggregate amount of $200.0 million maturing on May 11, 2010 and is comprised of: (i) a $150.0 million amortizing term loan facility (the "Term Loan Facility") and (ii) a $50.0 million revolving credit facility (the "Revolving Facility"). In connection with the Restated Credit Facility, we paid fees of $2.4 million, and in connection with the repayment of the Second Lien Facility, we paid a prepayment penalty fee of $1.0 million. For 2005, amortization of deferred financing costs included in interest expense was $6.0 million which includes $4.9 million of deferred financing expense in connection with the amendment of the First Lien Facilities and the prepayment of the Second Lien Facility.

        The Restated Credit Facility contains affirmative and restrictive covenants, including: (a) maintenance of a minimum fixed charge coverage ratio, (b) maintenance of a maximum leverage ratio, (c) limitations on consolidated capital expenditures, (d) limitations on the incurrence of indebtedness and liens, (e) limitations on investments/acquisitions and (f) restrictions on payments between Maidenform Brands, Inc. and its subsidiaries. There are a number of circumstances in which additional partial prepayments are required based upon conditions set forth in the Restated Credit Facility, including net asset sales and net insurance/condemnation proceeds not reinvested in other assets of the business, net securities proceeds from the issuance of capital stock (excluding the initial public offering proceeds), additional debt facilities, and a percentage of annual consolidated excess cash flows, as defined. We were in compliance with all debt covenants at December 31, 2005. On February 8, 2006, we entered into the First Amendment to the Restated Credit Facility. This amendment amends certain provisions of the Restated Credit Facility to enable us to initiate our stock repurchase program of up to $20.0 million.

        The financial covenants for this facility include various restrictions with respect to the Company and its wholly owned subsidiary Maidenform, Inc., including the transfer of assets or the payment of dividends between Maidenform Inc. and its subsidiaries and the Company. At December 31, 2005 and January 1, 2005, Maidenform, Inc. had restricted net assets of approximately $30.9 million or 58.7% of total net assets and $2.2 million or 42.7% of total net assets, respectively.

        As of December 31, 2005, we had $137.5 million outstanding under our Term Loan Facility. At December 31, 2005, we had $0 outstanding and approximately $43.5 million available for borrowings under the Revolving Facility after giving effect to $2.2 million of outstanding letters of credit and our borrowing base limits. We use the letters of credit as collateral for our workers' compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. In connection with the June 29, 2005 credit facility amendment and restatement, we borrowed $10.0 million under the Revolving Facility and repaid this amount during the third quarter 2005. We voluntarily prepaid $12.5 million on our Term Loan Facility during the third and fourth quarters of 2005.

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

        We believe that our existing cash balances and available borrowings under the Revolving Facility, along with our future cash flow from operations, will enable us to meet our liquidity needs and capital expenditure requirements for at least the next twelve months.

        Operating activities.    In fiscal years 2005, 2004 and 2003, we generated $25.4 million, $33.5 million and $33.4 million, respectively, in cash flow from operations. Cash flow from operations during fiscal 2005 was negatively impacted by non-recurring items such as expenses associated with the initial public offering, a special bonus paid in connection with the credit facility amendment, incremental manufacturing costs as a result of phasing out all internal manufacturing, and prepayment fees in connection with our Credit Facility amendment. The reduction in cash provided by operations compared to 2004 is primarily due to these non-recurring items and an increase in working capital requirements in 2005 partially offset by an increase in net income, as adjusted for non-cash items. The primary reason for the larger increase in working capital requirements in 2005 was a $10.2 million increase in accounts receivable at the end of 2005 versus a decrease of $3.4 million in 2004. This increase in accounts receivable was primarily due to wholesale net sales increasing 9.4% in the fourth quarter of 2005 as compared to the fourth quarter of 2004. In addition, accrued expenses decreased largely as a result of severance payments made in 2005. These factors were partially offset by an increase in accounts payable as a result of the timing of payments and an increase in income taxes payable as a result of income tax payments in 2005 as compared to 2004. The reduction in cash provided by operations did not result in increased borrowings due to the availability of the cash on hand.

        Total net cash flows provided from operating activities were $33.4 million in 2003 and were $33.5 million in 2004. However, within the components of our current assets and liabilities, our accrued expenses and other liabilities increased over prior year as a result of the timing of year-end payments. Our accounts receivable decreased by 12.4% as a result of lower sales during the fourth quarter of 2004 and the resulting collection of accounts receivable before year-end. Our net income tax payable and income tax receivable accounts decreased over the prior year balance as a result of higher income tax payments made prior to the end of 2004 as compared to 2003.

        Investing activities.    Cash flows provided by investing activities were $2.9 million in 2005 compared to cash flows used in investing activities of $161.1 million in 2004 and cash flows used in investing activities of $2.8 million in 2003. The cash flows provided by investing activities in 2005 was primarily due to the cash proceeds received from the sale of our manufacturing facilities, net of capital expenditures. The significant use of cash in 2004 was primarily due to payments of $158.5 million related to the Acquisition.

        Financing activities.    Cash flows used in financing activities were $20.4 million in 2005 compared to cash flows provided by financing activities of $149.8 million in 2004 and cash flow used in financing activities in 2003 of $30.4 million. The decrease is mainly due to lower net borrowings and the payment of a special preferred stock dividend partially offset by the net proceeds from our initial public offering during 2005. The cash provided from financing activities during 2004 was primarily from borrowings from new credit facilities entered into at the time of the Acquisition, offset by the payment of all debt outstanding at May 11, 2004. The cash flow used in 2003 was primarily due to bank borrowings offset by cash dividends paid.

Contractual obligations, commitments and off balance sheet arrangements

        We have various contractual obligations which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements.

        The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2005 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional details regarding these obligations are provided in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	In fiscal 2006	In fiscal 2007	In fiscal 2008	In fiscal 2009	In fiscal 2010	Thereafter	Total
	(in millions)
Long-term debt(1)	$—	$—	$0.3	$35.1	$102.1	$—	$137.5
Interest on long-term debt(2)	9.2	9.2	9.2	8.6	1.7	—	37.9
Operating leases	4.9	3.4	2.5	1.2	0.6	0.4	13.0

Total financial obligations	14.1	12.6	12.0	44.9	104.4	0.4	188.4

Purchase obligations(3)	56.8	—	—	—	—	—	56.8

Total financial obligations and commitments	$70.9	$12.6	$12.0	$44.9	$104.4	$0.4	$245.2

(1)
For the years 2006 through the expiration date of the Restated Credit Facility, we may be required to make annual consolidated excess cash flow payments depending on applicable leverage ratios.

(2)
The interest rate for the variable portion of long-term debt was the rate in effect at December 31, 2005.

(3)
Unconditional purchase obligations are defined as agreements to purchase goods that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The purchase obligations category above relates to commitments for inventory purchases. Amounts reflected in our consolidated balance sheets in accounts payable or other current liabilities are excluded from the table above.

        In addition to the total contractual obligations and commitments included in the table above, we have pension and post-retirement benefit obligations included in other non-current liabilities, as further described in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In connection therewith, we expect to contribute approximately $2.0 million to our pension and post-retirement plans before the end of September 2006.

        Off-Balance Sheet Agreements.    Our most significant off-balance sheet financing arrangements as of December 31, 2005 are non-cancelable operating lease agreements, primarily for our company-operated outlet stores and our warehouse distribution center in Ireland. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

CRITICAL ACCOUNTING POLICIES

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Our significant accounting policies are described in our notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following discussion addresses our critical accounting policies, which are those that require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

        Accounts Receivable.    Accounts receivable consist primarily of amounts due from customers. We provide reserves for accounts receivable that may not be realized as a result of uncollectibility, sales returns, markdowns, and other customer allowances. Reserves are determined based on historical experience, credit quality, age of accounts receivable balances, and economic conditions that may affect a customer's ability to pay. We believe that our reserves provide reasonable assurance that such balances are reflected at net realizable value.

        Inventories.    Inventories are stated at the lower of cost or market. The cost of wholesale inventory is based on standard costs, which approximate first-in, first-out (FIFO), while the cost of product acquired from third parties for sale through our retail segment is based on the retail inventory method. We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional reserves may be required.

        Goodwill and Intangible Assets.    SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and other intangible assets with indefinite useful lives be evaluated for impairment on an annual basis, or more frequently if certain events occur or circumstances exist. We evaluated goodwill and intangible assets during the fourth quarter of 2005 and determined that no impairment exists and will perform the impairment evaluation annually during the fourth quarter of each fiscal year.

        We allocate our goodwill to our reporting units. In evaluating goodwill for impairment, we compare the fair value of the reporting unit to its carrying amount. If the fair value is less than the carrying amount, an impairment loss is recorded to the extent that the implied fair value of the goodwill is less than its carrying amount. To determine the fair values, we use both a discounted cash flow approach and a market approach.

        In reviewing intangible assets with indefinite useful lives for impairment, we compare the carrying amount of such asset to its fair value. We estimate the fair value using discounted cash flows expected from the use of the asset. When the estimated fair value is less than its carrying amount, an impairment loss is recognized equal to the difference between the asset's fair value and its carrying amount. In addition, intangible assets with indefinite useful lives are reviewed for impairment whenever events such as product discontinuance or other changes in circumstances indicate that the carrying amount may not be recoverable.

        The performance of the goodwill and intangible asset impairment tests are subject to significant judgment in determining the estimation of future cash flows, the estimation of discount rates, and other assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value and impairment of goodwill and intangible assets.

        Impairment of Long-Lived Assets.    Long-lived assets, primarily property, plant and equipment and intangible assets with finite lives, are periodically reviewed and evaluated by us when events and circumstances indicate that the carrying amount of these assets may not be recoverable. For long-lived assets, this evaluation is based on the expected future undiscounted operating cash flows of the related assets. Should such evaluation result in us concluding that the carrying amount of long-lived assets has been impaired, an appropriate write-down to their fair value is recorded.

        Revenue Recognition.    Net sales from the wholesale segment are recognized when merchandise is shipped to customers, at which time title and the risks and rewards of ownership pass to the customer and persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable, and payment is reasonably assured. In the case of sales by our retail segment, net sales are recognized at the time the customer takes possession of the merchandise at the point of sale in our stores. Reserves for sales returns, markdown allowances, cooperative advertising, discounts and other customer deductions are provided when sales are recorded or when the commitment is incurred.

        Income Taxes.    We account for income taxes using the liability method which recognizes the amount of income tax payable or refundable for the current year and recognizes deferred tax liabilities and assets for the future tax consequences of the events that have been recognized in the financial statements or tax returns. We routinely evaluate all deferred tax assets to determine the likelihood of their realization and record a valuation allowance if it is more likely than not that a deferred tax asset will not be realized. The assessment requires us to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that our net deferred tax assets will be realized in future periods.

        Application of Purchase Accounting.    The consummation of the Acquisition on May 11, 2004 resulted in purchase accounting adjustments to our consolidated balance sheet in accordance with SFAS No. 141, "Business Combinations" and EITF 88-16, "Basis in Leveraged Buyout Transactions." See notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These purchase accounting entries resulted in a partial step-up of our consolidated balance sheet whereby certain of our assets and liabilities were adjusted to reflect approximately 76% of their fair market value and approximately 24% of their historic carrying value. The fair values of the majority of our assets and liabilities were determined based upon a variety of valuation methods including present value, depreciated replacement cost, market values (where available) and selling prices less cost to dispose. Valuations were performed by various independent valuation specialists and actuaries for a significant portion of our assets and liabilities. The most significant assumptions, which were made by us in consultation with specialists, related to discount rates, growth rates, cost of capital, royalty rates, tax rates and remaining useful lives. We believe that the assumptions used were appropriate and consistent with observable market comparables. Changes to these assumptions could have resulted in significantly different values attributed to assets and liabilities. These values impact the amount of annual depreciation and amortization expense and could impact the results of future impairment reviews.

        For our trademarks and royalty licenses, which were valued by a third-party appraiser, we determined that certain trademarks and royalty licenses have indefinite lives. This determination was made after consideration of qualitative factors such as the length of time the trade names have been in existence, the strength of the name, the overall legal, regulatory, contractual, competitive and economic environment in which these intangible assets exist and the lack of other factors that would limit the useful life of the underlying asset. Should factors change which would require us to amortize these intangibles, the resulting amortization expense could be material to our results of operations.

        Accrued Expenses.    Accrued expenses for health insurance, workers' compensation insurance, incentive compensation, professional fees, and other outstanding obligations are based on actual commitments. These estimates are updated periodically as additional information becomes available.

        Benefit Plans (including postretirement plans).    The long-term rate of return for our pension plan is established via a building block approach with proper consideration of diversification and rebalancing. Historical markets are studied and long-term historical relationships between equity and fixed-income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital market assumptions are determined. We employ a total return investment approach whereby a mix of equities and fixed-income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The assets of our pension plan are held in pooled-separate accounts and are invested in mutual funds consisting of a diversified blend of equity and fixed income securities. We use this investment approach in order to meet its diversification and asset allocation goals. Furthermore, equity investments are diversified across domestic and foreign stocks, as well as growth, value, and small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies. We expect to contribute approximately $1.9 million to our pension plan in 2006 based upon the current funded status and expected asset return assumptions.

        At December 31, 2005, we reduced the discount rate assumption from 5.75% to 5.50% for the pension plan. At December 31, 2005, we used a long-term rate of return assumption of 8.5% based on the investment return of our pension plan assets, which are primarily in equity securities. While we do not presently anticipate a change in the 2006 assumptions, a 0.5% decline in the discount rate would result in an increase in pension expense of approximately $0.4 million and a 0.5% increase in the discount rate would result in a decrease in our pension expense of approximately $0.2 million. Similarly, a 0.5% decrease or increase in the expected return on plan assets would affect our pension expense by less than $0.1 million.

        The postretirement medical plans are unfunded plans. As such, we expect to contribute to the plans an amount equal to benefit payments to be made in 2006 which are estimated to be $0.1 million. Changes in assumptions related to our post retirement plans would not materially impact our consolidated statements of financial position, results of operations or cash flows.

Recently issued accounting standards

        In December 2004, the FASB issued SFAS No. 123-R (revised 2004), "Share Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and is effective for fiscal years beginning after June 15, 2005. As we have already adopted SFAS No. 123, we do not believe that this revision, upon adoption on January 1, 2006, will have a significant effect on our consolidated statements of financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Foreign Currency Risk.    We do not believe that we have significant foreign currency transactional exposures. Our net sales for the years ended 2005 and 2004 in currencies other than U.S. dollars were approximately $23.3 million and $16.2 million, respectively, of our total net sales. During the years ended 2005 and 2004, our net sales were favorably impacted by $0.6 million and $1.2 million, respectively, due to foreign exchange rates. Most of our purchases are denominated in U.S. dollars. Approximately 70% of our total sourcing is concentrated in two foreign countries, China and Indonesia. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

        Interest Rate Risk.    Interest rate risk is managed through a combination of variable and fixed rate debt composed of long-term instruments. The objective is to maintain a cost-effective mix that we deem appropriate and have entered into interest rate swap agreements to maintain that balance. At December 31, 2005, our debt portfolio was composed of variable-rate debt of which we hedge approximately 16% to a fixed-rate. With respect to our variable-rate debt, a 1% change in interest rates would have had a $1.2 million impact on our interest expense for fiscal year 2005, a $1.0 million impact on our interest expense for the period from May 11, 2004 through January 1, 2005 (Successor), a $0.2 million impact on our interest expense for the period from December 28, 2003 through May 10, 2004 (Predecessor), and an immaterial impact for fiscal 2003.

        Commodity Price Risk.    We are subject primarily to commodity price risk arising from fluctuations in the market prices of raw materials used in the garments purchased from our sourcing vendors if they pass along these increased costs. During the past five years, there has been no significant impact from commodity price fluctuations, nor do we currently use derivative instruments in the management of these risks. On a going-forward basis, fluctuations in crude oil prices or petroleum based product prices may also influence the prices of the related items such as chemicals, dyestuffs, man-made fibers and foam. Any raw material price increase would increase our cost of sales and decrease our profitability unless we are able to pass our higher costs on to our customers.

        Inflation Risk.    We are affected by inflation and changing prices from our suppliers primarily through the cost of raw materials, increased operating costs and expenses, and fluctuations in interest rates. The effects of inflation on our net sales and operations have not been material in recent years. We do not believe that inflation risk is material to our business or our consolidated financial position, results of operations or cash flows.

        Seasonality.    We have not experienced any significant seasonal fluctuations in our net sales or our profitability.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Reports of Independent Registered Public Accounting Firm	59
Consolidated Balance Sheets at December 31, 2005 and January 1, 2005	61
Consolidated Statements of Operations for the year ended December 31, 2005, for the period from May 11, 2004 through January 1, 2005 (Successor) and from December 28, 2003 through May 10, 2004 (Predecessor), and for the year ended December 27, 2003 (Predecessor)	62
Consolidated Statements of Stockholders' Equity (Deficit) for the year ended December 31, 2005, for the period from May 11, 2004 through January 1, 2005 (Successor) and from December 28, 2003 through May 10, 2004 (Predecessor), and for the year ended December 27, 2003 (Predecessor)	63
Consolidated Statements of Cash Flows for the year ended December 31, 2005, for the period from May 11, 2004 through January 1, 2005 (Successor) and from December 28, 2003 through May 10, 2004 (Predecessor), and for the year ended December 27, 2003 (Predecessor)	64
Notes to Consolidated Financial Statements	65

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Maidenform Brands, Inc. and Subsidiaries:

        In our opinion, the accompanying consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the results of the operations and cash flows of Maidenform Brands, Inc. and its subsidiaries (Predecessor Company) for the period from December 28, 2003 through May 10, 2004 and for the year ended December 27, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Predecessor Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As explained in Note 4 to the consolidated financial statements, controlling ownership of the Predecessor Company was acquired in a purchase transaction as of May 11, 2004. The acquisition was accounted for as a purchase and, accordingly, the consolidated financial statements of the successor company are not comparable to those of the Predecessor Company.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
April 21, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Maidenform Brands, Inc. and Subsidiaries:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity (deficit), and cash flows present fairly, in all material respects, the financial position of Maidenform Brands, Inc. and its subsidiaries (Successor Company) at December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005 and for the period from May 11, 2004 through January 1, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Successor Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As explained in Note 4 to the consolidated financial statements, the Successor Company acquired controlling ownership of its predecessor in a purchase transaction as of May 11, 2004. The acquisition was accounted for as a purchase and, accordingly, the consolidated financial statements of the Successor Company are not comparable to those of its predecessor.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
March 7, 2006

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2005	January 1, 2005
Assets
Current assets
Cash and cash equivalents	$30,978	$23,212
Accounts receivable, net	34,169	24,004
Inventories	35,255	37,067
Deferred income taxes	8,724	9,103
Prepaid expenses and other current assets	8,059	7,562

Total current assets	117,185	100,948
Property, plant and equipment, net	18,230	27,944
Goodwill	7,884	7,884
Intangible assets, net	100,838	101,998
Other non-current assets	3,211	5,357

Total assets	$247,348	$244,131

Liabilities and stockholders' equity (deficit)
Current liabilities
Current portion of long-term debt	$—	$12,162
Accounts payable	19,212	11,724
Accrued expenses and other current liabilities	18,253	22,334

Total current liabilities	37,465	46,220
Long-term debt	137,500	135,588
Deferred income taxes	10,754	7,002
Other non-current liabilities	8,926	8,596

Total liabilities	194,645	197,406

Commitments and contingencies (Note 11 and 20)
Preferred stock—Subject to redemption, $0.01 par value; liquidation value $100; 50,000,000 shares authorized; 360,000 shares issued and outstanding at January 1, 2005	—	41,491
Common stock—Subject to put option, $0.01 par value; 4,125,000 issued and outstanding at January 1, 2005 (out of a total 100,000,000 shares authorized)	—	6,356
Stockholders' equity (deficit)
Preferred stock—Subject to redemption, $0.01 par value; 10,000,000 shares authorized and none issued and outstanding	—	—
Common stock—$0.01 par value; 100,000,000 shares authorized; 23,488,357 shares at December 31, 2005 and 15,675,000 shares at January 1, 2005 issued and outstanding	235	157
Additional paid-in capital	59,063	2,098
Accumulated deficit	(6,809)	(3,368)
Accumulated other comprehensive income (loss)	214	(9)

Total stockholders' equity (deficit)	52,703	(1,122)

Total liabilities and stockholders' equity (deficit)	$247,348	$244,131

The accompanying notes are an integral part of these consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Successor		Predecessor
	For the year ended December 31, 2005	For the period from May 11, 2004 through January 1, 2005	For the period from December 28, 2003 through May 10, 2004	For the year ended December 27, 2003
Net sales	$382,169	$214,613	$122,415	$292,873
Cost of sales	247,037	151,954	77,113	189,225

Gross profit	135,132	62,659	45,302	103,648
Selling, general and administrative expenses	101,604	59,973	31,960	80,094
Acquisition-related charges	—	—	14,286	—

Operating income (loss)	33,528	2,686	(944)	23,554
Interest expense, net	15,853	7,622	2,180	1,445

Income (loss) before provision for income taxes	17,675	(4,936)	(3,124)	22,109
Income tax expense (benefit)	8,735	(1,568)	1,122	(4,921)

Net income (loss)	8,940	(3,368)	(4,246)	27,030
Preferred stock dividends and changes in redemption value	(17,264)	(4,756)	—	—

Net (loss) income available to common stockholders	$(8,324)	$(8,124)	$(4,246)	$27,030

Basic (loss) earnings per common share	$(0.39)	$(0.41)	$(0.31)	$1.93

Diluted (loss) earnings per common share	$(0.39)	$(0.41)	$(0.31)	$1.88

Basic weighted average number of shares outstanding	21,451,654	19,800,000	13,727,879	14,034,230

Diluted weighted average number of shares outstanding	21,451,654	19,800,000	13,727,879	14,404,130

The accompanying notes are an integral part of these consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share amounts)

	Common Stock		Treasury Stock
							Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit) Equity
					Additional Paid-in Capital	Accumulated Deficit
	Shares	$	Shares	$
Predecessor:
Balance at December 28, 2002	14,056,822	$141	—	$—	$109,866	$(34,973)	$(2,697)	$72,337
Repurchase of common stock (328,943 shares at $8.25 per share)			(328,943)	(2,714)				(2,714)
Reversal of valuation allowance previously recorded against deferred tax assets					19,001			19,001
Stock compensation					1,811			1,811
Dividends declared					(49,969)			(49,969)
Comprehensive income
Net income						27,030		27,030
Changes during the year							773	773

Total comprehensive income								27,803

Balance at December 27, 2003	14,056,822	141	(328,943)	(2,714)	80,709	(7,943)	(1,924)	68,269
Stock compensation					6,869			6,869
Tax effect on stock compensation					1,420			1,420
Comprehensive loss
Net loss						(4,246)		(4,246)
Changes during the period							(328)	(328)

Total comprehensive loss								(4,574)

Balance at May 10, 2004	14,056,822	$141	(328,943)	$(2,714)	$88,998	$(12,189)	$(2,252)	$71,984

Successor:
Issuance of common stock at fair market value	15,675,000	$157	—	$—	$27,761	$—	$—	$27,918
Deemed dividend to continuing stockholders					(21,529)			(21,529)
Preferred stock dividends and changes in redemption value					(4,756)			(4,756)
Adjust common stock, subject to put option, to redemption value					511			511
Stock compensation					251			251
Other stock transactions					(140)			(140)
Comprehensive loss
Net loss						(3,368)		(3,368)
Changes during the period							(9)	(9)

Total comprehensive loss								(3,377)

Balance at January 1, 2005	15,675,000	157	—	—	2,098	(3,368)	(9)	(1,122)
Preferred stock dividends and changes in redemption value					(4,883)	(12,381)		(17,264)
Initial public offering and exercise of stock options	3,688,357	37			52,542			52,579
Reclassification of common stock subject to put option — upon extinguishment of put option	4,125,000	41			5,547			5,588
Preferred stock options purchased					(1,393)			(1,393)
Adjust common stock, subject to put option, to redemption value					768			768
Tax effect from exercise of stock options					2,775			2,775
Stock compensation					1,609			1,609
Comprehensive income
Net income						8,940		8,940
Changes during the period							223	223

Total comprehensive income								9,163

Balance at December 31, 2005	23,488,357	$235	—	$—	$59,063	$(6,809)	$214	$52,703

The accompanying notes are an integral part of these consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor		Predecessor
	For the year ended December 31, 2005	For the period from May 11, 2004 through January 1, 2005	For the period from December 28, 2003 through May 10, 2004	For the year ended December 27, 2003
Cash flows from operating activities
Net income (loss)	$8,940	$(3,368)	$(4,246)	$27,030
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	5,647	5,461	1,636	5,494
Amortization of intangible assets	1,160	719	—	—
Amortization of deferred financing costs	5,953	804	895	335
Purchase accounting step-up of inventory	—	19,838	—	—
Stock compensation	1,609	251	6,869	1,811
Deferred income taxes	3,988	(2,398)	(1,637)	(5,377)
Tax benefit from exercise of stock options	2,775	—	1,420	—
Other non-cash items	1,097	39	—	21
Payments of obligations under the reorganization	—	—	—	(821)
Net changes in operating assets and liabilities, (net of Acquisition)
Accounts receivable	(10,165)	20,148	(16,746)	(3,515)
Inventories	1,812	5,329	(6,358)	7,536
Prepaid expenses and other current and non-current assets	(4,018)	(376)	1,313	(1,824)
Accounts payable	7,488	(8,215)	6,874	(406)
Accrued expenses and other current and non-current liabilities	(4,449)	204	8,176	3,860
Income taxes payable	3,550	(4,192)	1,017	(754)

Net cash from operating activities	25,387	34,244	(787)	33,390

Cash flows from investing activities
Capital expenditures	(2,229)	(1,980)	(681)	(3,690)
Proceeds from sale of assets	5,160	—	—	60
Cash released from restriction	—	—	—	831
Payments in connection with the Acquisition	—	(158,473)	—	—

Net cash from investing activities	2,931	(160,453)	(681)	(2,799)

Cash flows from financing activities
Borrowings under revolving facility	10,000	12,500	109,391	290,598
Repayments under revolving facility	(10,000)	(43,265)	(101,661)	(292,597)
Term loan facility borrowings	61,037	150,000	—	25,000
Term loan facility repayments	(71,287)	(25,170)	(2,080)	—
Common stock options purchased	(140)	—	—	—
Cash dividends paid	(13,320)	—	—	(49,969)
Proceeds from issuance of preferred and common stock	52,579	57,000	—	—
Redemption of preferred stock and preferred options and payment of accumulated dividends	(46,828)	—	—	—
Treasury stock purchase	—	—	—	(2,714)
Deferred financing costs	(2,423)	(6,684)	(217)	(710)

Net cash from financing activities	(20,382)	144,381	5,433	(30,392)
Effects of exchange rate changes on cash	(170)	169	(328)	(441)

Net increase (decrease) in cash	7,766	18,341	3,637	(242)
Cash and cash equivalents
Beginning of period	23,212	4,871	1,234	1,476

End of period	$30,978	$23,212	$4,871	$1,234

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$9,996	$6,096	$884	$835

Income taxes	$1,677	$4,597	$144	$375

The accompanying notes are an integral part of these consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1. NATURE OF OPERATIONS

        Maidenform Brands, Inc. and its subsidiaries (the "Company," "we," "us" or "our") design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels including department stores and national chain stores, mass merchants (including warehouse clubs), and other (including specialty stores, off-price retailers and licensing income). In addition, we also operated 74 and 81 retail outlet stores as of December 31, 2005 and January 1, 2005, respectively, and sell products on our websites.

2. INITIAL PUBLIC OFFERING

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

        The accompanying consolidated financial statements include the accounts of Maidenform Brands, Inc. and its subsidiaries and the accounts of its Predecessor. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

        The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The more significant estimates and assumptions are those used in determining accounts receivable and inventory reserves, deferred income tax valuation reserves, pension and postretirement liabilities, and goodwill and intangible impairment analyses. Actual results could ultimately differ from these estimates.

Fiscal reporting period

        We report our annual results of operations based on a fiscal period comprised of 52 or 53 weeks. On May 11, 2004, we changed our year end to the Saturday, in December or January, closest to December 31 from the last Saturday in the year. Our Successor fiscal year 2005 ended December 31, 2005. Our fiscal year 2004 is presented in the Successor period from May 11, 2004 through January 1, 2005, which included 34 weeks, and Predecessor period from December 28, 2003 through May 10, 2004, which included 19 weeks. Our Predecessor fiscal year 2003 ended December 27, 2003 and included 52 weeks. Unless otherwise stated, references to years in the financial statements refer to fiscal years.

Fair value of financial instruments

        Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at fair value because of the short-term maturity of these instruments. The carrying amount of debt at December 31, 2005 and January 1, 2005 approximates fair value as a result of the variable interest rates being accrued and paid on the majority of our debt. In addition, amounts related to preferred stock, and common stock subject to the put option, approximate fair value as they are recorded at their redemption or put value.

Foreign currency translation

        We have wholly owned subsidiaries operating in Hong Kong, Indonesia, Mexico and Ireland. Subsidiaries operating in Mexico and Ireland function as distributors for us. The subsidiaries in Hong Kong and Indonesia function as quality control centers for inventory purchases from third party vendors and other sourcing support services. These foreign operations use their respective local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the current exchange rates in effect at the balance sheet date while net sales and expenses are translated at the average exchange rate for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity (deficit).

Cash and cash equivalents

        All highly liquid investments with a remaining maturity of three months or less at the date of our balance sheet are classified as cash.

Accounts receivable

        Accounts receivable consist primarily of amounts due from customers. We provide reserves for accounts receivable that may not be realized as a result of uncollectibility, sales returns, markdowns, and other customer allowances. Reserves are determined based on actual commitments, historical experience, credit quality, age of accounts receivable balances, and existing economic conditions. Reserves provided for accounts receivable aggregated $9,566 and $7,165 at December 31, 2005 and January 1, 2005, respectively. We believe that these reserves provide reasonable assurance that such balances are reflected at net realizable value.

Inventories

        Inventories are stated at the lower of cost or market. The cost of wholesale inventory is based on standard costs, which approximate first-in, first-out (FIFO), while the cost of product acquired from third parties for sale through our retail segment is based on the retail inventory method.

Property, plant and equipment

        Property, plant and equipment were adjusted in connection with the Acquisition to reflect their estimated fair market value, subject to carryover basis. Additions subsequent to the Acquisition are recorded at cost. Depreciation and leasehold amortization are calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings and building improvements	10-50 years
Machinery and production equipment	3-12 years
Furniture, fixtures and equipment	5-12 years
Leasehold improvements	Lesser of initial lease term or estimated useful life

        Useful lives for property, plant and equipment are established for each common asset class and are based on our historical experience.

        Repairs and maintenance are expensed in the year they are incurred. When fixed assets are sold or otherwise disposed, the original costs of the assets and the related accumulated depreciation and any resulting profit or loss is credited or charged to earnings.

Operating leases

        Several of our operating leases contain rent holidays and/or predetermined rent increases during the term of such leases. For these leases, the aggregate rental expense is recognized on a straight-line basis over the initial lease term. The difference in expense charged to earnings in any year and amounts payable under the leases during that year is recorded as deferred rent.

        Amortization of improvements to leased properties is computed using the straight-line method based upon the non-cancelable lease term of the applicable lease or the estimated useful life of the improvements, whichever is less, and ranges from 4 months to 10 years. If we receive landlord incentives or allowances for leasehold improvements, the incentive or allowance is recorded as deferred rent and amortized as a reduction to lease expense over the initial lease term.

Goodwill and intangible assets

        SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and other intangible assets with indefinite useful lives be evaluated for impairment on an annual basis, or more frequently if certain events occur or circumstances exist. We evaluated goodwill and intangible assets during the fourth quarter of 2005 and determined that no impairment exists and will perform the impairment evaluation annually during the fourth quarter of each fiscal year.

        We allocate our goodwill to our reporting units. In evaluating goodwill for impairment, we compare the fair value of the reporting unit to its carrying amount. If the fair value is less than the carrying amount, an impairment loss is recorded to the extent that the implied fair value of the goodwill is less than its carrying amount. To determine the fair values, we use both a discounted cash flow approach and a market approach.

        In reviewing intangible assets with indefinite useful lives for impairment, we compare the carrying amount of such asset to its fair value. We estimate the fair value using discounted cash flows expected from the use of the asset. When the estimated fair value is less than its carrying amount, an impairment loss is recognized equal to the difference between the asset's fair value and its carrying amount. In addition, intangible assets with indefinite useful lives are reviewed for impairment whenever events such as product discontinuance or other changes in circumstances indicate that the carrying amount may not be recoverable.

        The performance of the goodwill and intangible asset impairment tests are subject to significant judgment in determining the estimation of future cash flows, the estimation of discount rates, and other assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value and impairment of goodwill and intangible assets.

Impairment of long-lived assets

        Long-lived assets, primarily property, plant and equipment and intangible assets with finite lives, are periodically reviewed and evaluated by us when events and circumstances indicate that the carrying amount of these assets may not be recoverable. For long-lived assets, this evaluation is based on the expected future undiscounted operating cash flows of the related assets. Should such evaluation result in us concluding that the carrying amount of long-lived assets has been impaired, an appropriate write-down to their fair value is recorded.

Deferred financing costs

        Debt financing costs are deferred and amortized to interest expense using the effective interest method over the term of the related debt instrument.

Interest rate swap agreements

        We utilize interest rate swap agreements to manage interest rate exposure. The net interest paid or received on the swaps is recognized as interest expense. These swaps are accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149 (collectively, SFAS No. 133). SFAS No. 133 requires that all derivatives be recognized in the balance sheet as either an asset or liability measured at its fair value. The swaps are designated as cash flow hedges and changes in fair value, to the extent the hedges are effective, will be recognized as components of other comprehensive income (loss) and subsequently reclassified into interest expense when the hedged exposure effects earnings. Hedge ineffectiveness is measured at least quarterly based on the relative changes in fair value between the swap contract and the hedged item over time. Any change in fair value resulting from ineffectiveness will be reported in earnings. There were no significant gains or losses recognized in earnings for hedge ineffectiveness.

Comprehensive income (loss)

        Comprehensive income (loss) includes net income (loss) and adjustments for foreign currency translation, minimum pension liability and unrealized income (loss) on interest rate swap agreements.

Revenue recognition

        Net sales from our wholesale operations are recognized when merchandise is shipped to customers, at which time title and the risks and rewards of ownership pass to the customer and persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable, and payment is reasonably assured. Reserves for sales returns, markdown allowances, cooperative advertising, discounts and other customer deductions are provided when net sales are recorded or when the commitment is incurred. In the case of sales by our retail operations, net sales are recognized at the time the customer takes possession of the merchandise at the point of sale in our stores.

Royalties and license fees

        We license certain of our trademarks including Maidenform, Sweet Nothings, Self Expressions, Rendezvous and others to qualified companies for use on intimate apparel, sleepwear and other products. These royalties are recorded as earned, based upon the sale of licensed products by our licensees. The royalty income included in net sales amounted to $1,884 for the Successor year 2005, $971 for the Successor period May 11, 2004 through January 1, 2005 and $376 for the Predecessor period December 28, 2003 through May 10, 2004, and $976 for the Predecessor year 2003.

Shipping and handling expense

        Shipping and handling expense incurred in connection with our distribution centers include shipping supplies, related labor costs, third-party shipping costs, and certain distribution overhead. Such costs are generally absorbed by us and are included in selling, general and administrative expenses. These costs amounted to $11,455 for the Successor year 2005, $7,040 for the Successor period May 11, 2004 through January 1, 2005 and $3,698 for the Predecessor period December 28, 2003 through May 10, 2004, and $10,237 for the Predecessor year 2003. With respect to the freight component of our shipping and handling costs, most customers arrange for shipping of our product and pay the related freight costs directly to third party freight carriers. However, in limited circumstances, we arrange and pay the freight for these customers and bill them for this service and those amounts are immaterial.

Advertising expense

        All production costs are charged to expense when the advertisement is first shown in media. Advertising expense included in selling, general and administrative expenses are $8,539 for the Successor year 2005, $4,791 for the Successor period May 11, 2004 through January 1, 2005 and $3,448 for the Predecessor period December 28, 2003 through May 10, 2004, and $5,804 for the Predecessor year 2003.

Stock-based compensation

        We account for stock options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The fair value of stock options as determined on the date of grant using the Black-Scholes option-pricing model is being expensed over the vesting period of the related stock options.

        The weighted average fair value of stock options granted during the Successor year 2005 was $3.15. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $6.39 for the Successor year 2005.

        The weighted average fair value of stock options granted during the Successor period May 11, 2004 through January 1, 2005, was $1.80. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $3.42.

        The weighted average fair value of stock options granted during the Predecessor year 2003 was $1.10. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $9.92 for the Predecessor year 2003.

        The range of assumptions consists of the following:

	Successor		Predecessor
	For the year ended December 31, 2005	For the period from May 11, 2004 through January 1, 2005	For the period from December 28, 2003 through May 10, 2004(1)	For the year ended December 27, 2003
Dividend yield	0.0%	0.0%	N/A	0.0%
Risk-free interest rate	4.00% – 4.60%	4.43% – 4.47%	N/A	2.0%
Expected life (years)	5 & 10	10	N/A	10
Volatility	0.0% & 39.4%	0.0%	N/A	0.0%

(1)
No stock options were granted during the Predecessor period December 28, 2003 through May 10, 2004.

See Note 17, "Stock Option Plans," for additional information regarding our stock option plans.

Earnings (loss) per share

        Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if common stock equivalents were issued and exercised.

Income taxes

        We account for income taxes using the liability method which recognizes the amount of income tax payable or refundable for the current year and recognizes deferred tax liabilities and assets for the future tax consequences of the events that have been recognized in the financial statements or tax returns. We routinely evaluate all deferred tax assets to determine the likelihood of their realization and record a valuation allowance if it is more likely than not that a deferred tax asset will not be realized. See Note 19, "Income Taxes," for discussion of income taxes.

Reclassifications

        Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

4. CHANGE IN OWNERSHIP

        On May 11, 2004, MF Acquisition Corporation acquired 100% of Maidenform, Inc. (the "Acquisition") through a merger of its wholly owned subsidiary into Maidenform, Inc. Stockholders of Maidenform, Inc. received either cash or stock of MF Acquisition Corporation in exchange for their shares of Maidenform, Inc. On April 5, 2005, MF Acquisition Corporation changed its name to Maidenform Brands, Inc. Financing for this Acquisition totaled $237,265 and was provided by a first lien term loan of $100,000, revolver borrowings of $12,500, a second lien term loan of $50,000 and $74,765 of cash and capital from investors, including rollover equity by certain members of management of $2,765 and continuing stockholders of $15,000. The financial statements for the period including and after May 11, 2004 are those of Maidenform Brands, Inc. and subsidiaries (the "Successor"). The financial statements for periods prior to May 11, 2004 are those of Maidenform, Inc. and subsidiaries (the "Predecessor"). As a result of the Acquisition, the financial statements including and after May 11, 2004 are not comparable to those prior to that date.

        The proceeds of the Acquisition and financing were used to pay selling stockholders $147,430, selling stockholders' transaction expenses of $6,570, special compensation of $1,567 paid to management, buyers' transaction expenses of $2,526, and to retire all of Maidenform, Inc.'s previously outstanding current and long-term debt of $54,065, including a debt redemption premium of $380. In addition, $658 of proceeds were held as cash for working capital purposes and $6,684 was used to pay debt issuance costs.

        The Acquisition was accounted for as a purchase in accordance with SFAS No. 141, "Business Combinations," and Emerging Issues Task Force (EITF) No. 88-16, "Basis In Leveraged Buyout Transactions." In accordance with EITF 88-16, the basis of continuing stockholders that have a residual interest in Maidenform Brands, Inc. and have a 20% or greater voting interest has been carried over at their predecessor basis. In addition, in accordance with EITF 88-16, the basis of management's residual interest, which consisted of stock options, has also been carried over at their predecessor basis, as management actively participated in promoting the transaction. The retained interest of the stockholders has been recorded at predecessor basis (carryover basis) and aggregated 23.8% (20.1% related to continuing stockholders and 3.7% related to certain members of management). The remainder of the investment in the assets and liabilities acquired (the 76.2% acquired by new stockholders) was recorded at fair value. As a result, the assets and liabilities were assigned new values, which are part carryover basis and part fair value basis. The excess of the purchase price over carryover basis of net assets acquired, the deemed dividend to continuing stockholders, was recognized as a reduction of stockholders' equity (deficit).

        The following table summarizes both the cash and non-cash consideration, including transaction costs related to the Acquisition.

Cash consideration(1)
Cash paid to sellers	$147,430
Repayment of seller's debt	54,065
Transaction costs	10,663
Non-cash consideration
Securities issued to continuing stockholders at carryover basis(2)	14,520
Carryover basis allocated to management's residual interest(3)	—
Deemed dividend to continuing stockholders	(21,529)

Total purchase price	$205,149

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

(3)
As management's residual interest consisted entirely of options which had no predecessor basis, no carryover basis was allocated to their residual interest.

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

5. RECENTLY ISSUED ACCOUNTING STANDARDS

        In December 2004, the FASB issued SFAS No. 123-R (revised 2004), "Share Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and is effective for fiscal years beginning after June 15, 2005. As we have already adopted SFAS No. 123, we do not believe that this revision, upon adoption on January 1, 2006, will have a significant effect on our consolidated statements of financial position, results of operations or cash flows.

6. INVENTORIES

        Inventories at December 31, 2005 and January 1, 2005 consist of the following:

	2005	2004
Raw materials	$—	$1,741
Work-in-process	—	2,335
Finished goods	35,255	32,991

	$35,255	$37,067

7. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment at December 31, 2005 and January 1, 2005 consist of the following:

	2005	2004
Land	$1,239	$2,810
Buildings and building improvements	8,291	15,538
Machinery and production equipment	2,614	5,129
Furniture, fixtures and equipment	5,428	4,971
Construction-in-progress	123	491
Leasehold improvements	4,843	4,355

	22,538	33,294
Less—Accumulated depreciation	(4,308)	(5,350)

	$18,230	$27,944

        Depreciation and amortization expense included in selling, general and administrative expenses and cost of sales is $5,647 for the Successor year 2005, $5,461 for the Successor period May 11, 2004 through January 1, 2005 and $1,636 for the Predecessor period December 28, 2003 through May 10, 2004, and $5,494 for the Predecessor year 2003.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

        In connection with the Acquisition, we recognized the excess cost of the acquired entity over the net amounts assigned for all assets, including intangible assets, and liabilities assumed, as goodwill. Our goodwill and certain trademarks have been deemed to have indefinite lives and are not amortizable. Our licensing agreements and certain trademarks that do not have indefinite lives are being amortized on a straight-line basis over 15 to 25 years.

        Components of our intangible assets by segment at December 31, 2005 consist of the following:

	Wholesale		Retail		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Trademarks	$16,849	$1,229	$1,074	$112	$17,923	$1,341
Royalty licenses	8,318	538	—	—	8,318	538

	$25,167	$1,767	$1,074	$112	$26,241	$1,879

Non-amortizing intangible assets
Trademarks	$64,600		$11,876		$76,476

        Components of our intangible assets by segment at January 1, 2005 consist of the following:

	Wholesale		Retail		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Trademarks	$16,849	$470	$1,074	$43	$17,923	$513
Royalty licenses	8,318	206	—	—	8,318	206

	$25,167	$676	$1,074	$43	$26,241	$719

Non-amortizing intangible assets
Trademarks	$64,600		$11,876		$76,476

        Our non-amortizing intangible assets consist of trademarks for Maidenform and Flexees, as it is expected that these trademarks will contribute to cash flows indefinitely. These trademarks have been in existence for many years and there is no foreseeable limit on the period of time over which they are expected to contribute cash flows. Aggregate amortization expense related to intangible assets was $1,160 for the Successor year 2005 and $719 for the Successor period May 11, 2004 through January 1, 2005. Estimated amortization expense for the next five fiscal years beginning with fiscal year 2006 is as follows:

2006	$1,160
2007	1,160
2008	1,160
2009	1,160
2010	1,160

        Components of our goodwill by segment at December 31, 2005 and January 1, 2005 consist of the following:

	Wholesale	Retail	Total
Goodwill acquired during 2004	$7,435	$449	$7,884

9. DEBT

	2005	2004
Long-term debt
Term loan facility	$137,500	$97,750
Second lien term loan	—	50,000

	137,500	147,750
Current maturities of long-term debt	—	12,162

Non-current portion of long-term debt	$137,500	$135,588

        On June 29, 2005, we amended and restated our existing First Lien Facilities and prepaid the outstanding balance of our Second Lien Facility. The amended and restated First Lien Facilities ("Restated Credit Facility") provides for borrowings in the aggregate amount of $200,000 maturing on May 11, 2010 and is composed of: (i) a $150,000 amortizing term loan facility (the "Term Loan

Facility") and (ii) a $50,000 revolving credit facility (the "Revolving Facility"). The Restated Credit Facility is collateralized by a first priority perfected lien, subject to certain permitted liens, on substantially all of the personal property assets and certain real property of Maidenform, Inc. and the guarantors.

        In general, borrowings under the Term Loan Facility bear interest based, at our option, on the Prime rate or the London Interbank Offered Rate ("LIBOR"), plus a margin. Through December 29, 2005, the Prime rate margin was fixed at 1.25% and the LIBOR rate margin was fixed at 2.25%. The interest rate margin was reduced by 0.25% on December 29, 2005 due to the completion of our initial public offering and further reduced by 0.25% as a result of our having a debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) leverage ratio of less than 3 to 1 as of the third quarter of 2005. The Prime rate margin and the LIBOR margin will be determined on a quarterly basis based on our leverage ratio for the preceding four fiscal quarters, effective upon our delivery of a pricing certificate. Payments of principal will be made in quarterly installments based on an amortization schedule.

        The Revolving Facility provides direct borrowings and issuance of stand-by letters of credit on our behalf. Borrowings under the Revolving Facility are limited by the borrowing base, which consists of eligible accounts receivable and inventory, as defined. Borrowings under the Revolving Facility will bear interest at the same rate as the Term Loan Facility. Additional fees, including a letter of credit fee equal to the applicable LIBOR interest rate margin and a letter of credit fronting fee of 0.25%, are charged on the outstanding stand-by letters of credit. Additionally, an unused line of credit fee of 0.50% is charged on the maximum principal amount available under the Revolving Facility.

        As of December 31, 2005, we had $137,500 outstanding under our Term Loan Facility. At December 31, 2005, $0 was outstanding and approximately $43,508 was available for borrowings under the Revolving Facility, after giving effect to $2,182 of outstanding letters of credit and our borrowing base limitations. We use the letters of credit as collateral for our workers' compensation insurance programs and bonds issued on our behalf to collateralize our obligation to pay customs duties. In connection with the June 29, 2005 credit facility amendment and restatement, we borrowed $10,000 under the Revolving Facility and repaid this amount during the third quarter 2005. We voluntarily prepaid $12,500 of our Term Loan Facility during the third and fourth quarters of 2005. As a result of the Term Loan Facility prepayments, there will be no mandatory excess cash flow prepayment for 2005 and our amortization schedule has been revised. Our next scheduled principal payment is not due until September 2008.

        Our highest level of debt outstanding for 2005 was $160,000 at an average interest rate of 6.8%.

        Our highest level of debt outstanding for Successor 2004 was $162,500 million, at an average interest rate of 6.6%, and our highest level of debt outstanding for Predecessor 2004 was $57,802, at an average interest rate of 4.2%. This is in comparison to our highest level of debt outstanding for 2003 of $48,035, at an average interest rate of 3.7%.

        The Restated Credit Facility contains affirmative and restrictive covenants, including: (a) maintenance of a minimum fixed charge coverage ratio, (b) maintenance of a maximum leverage ratio, (c) limitations on consolidated capital expenditures, (d) limitations on the incurrence of indebtedness and liens, (e) limitations on investments/acquisitions and (f) restrictions on payments between Maidenform Brands, Inc. and its subsidiaries. There are a number of circumstances in which additional partial prepayments are required based upon conditions set forth in the Restated Credit Facility, including net asset sales and net insurance/condemnation proceeds not reinvested in other assets of the business, net securities proceeds from the issuance of capital stock (excluding the initial public offering proceeds), additional debt facilities, and a percentage of annual consolidated excess cash flows, as defined. We were in compliance with all debt covenants at December 31, 2005. On February 8, 2006, we entered into the First Amendment to the Restated Credit Facility. This amendment amends certain provisions of the Restated Credit Facility to enable us to initiate our stock repurchase program of up to $20,000.

        In connection with the June 29, 2005 amendment and restatement of the Credit Facility, we paid fees of $2,423, and in connection with the repayment of the Second Lien Facility, we paid a prepayment penalty fee of $1,000. For the Successor year 2005, amortization of financing costs included in interest expense was $5,953 (which includes the write-off of deferred financing costs of $4,943 in connection with the amendment of the First Lien Facilities and the prepayment of the Second Lien Facility). Included in interest expense was amortization of financing costs for the Successor period May 11, 2004 through January 1, 2005 of $804, for the Predecessor period December 28, 2003 through May 10, 2004 of $895 (which includes the write-off of unamortized deferred financing cost at the date of Acquisition in the amount of $772), and $335 for the Predecessor year 2003.

        Payments due on long-term debt during each of the five years subsequent to December 31, 2005, are as follows:

2006	$—
2007	—
2008	354
2009	35,084
2010	102,062

        We had $97,750 outstanding under our first lien facility, $50,000 outstanding under the second lien term loan and had approximately $28,093 available for borrowings under the revolver after considering outstanding stand-by letters of credit of $1,907 under the credit facility that was in effect at January 1, 2005.

        Borrowings under the first lien facility and under the revolver bore interest at the London Interbank Offered Rate (LIBOR) plus 2.75% for LIBOR Rate loans, or at prime plus 1.75% for Prime Rate loans, at our option. Interest was payable quarterly. Additional fees included servicing fees equal to 2.75% charged annually on outstanding stand-by letters of credit, letter of credit fronting fee equal to 0.25% charged annually on outstanding stand-by letters of credit and a 0.50% unused line fee.

        The second lien term loan, a non-amortizing term loan, bore interest at LIBOR plus 7.5% for LIBOR Rate loans, or at prime plus 6.5% for Prime Rate loans, at our option. Interest was payable quarterly.

        The first lien facility required a mandatory prepayment based on a percentage of consolidated excess cash flow, as determined based on applicable leverage ratios. Accordingly, with respect to our consolidated excess cash flow for 2004, we made a principal prepayment of approximately $7,662 in April 2005. Such amount was included in current maturities of long-term debt on the January 1, 2005 consolidated balance sheet.

10. INTEREST RATE SWAP AGREEMENTS

        Effective August 16, 2004, we entered into two interest rate swap agreements, each having a notional amount of $5,625 for the period August 16, 2004 through August 15, 2005, $11,250 for the period August 16, 2005 through February 15, 2006, and $15,000 for the period February 16, 2006 through the expiration date of August 15, 2007. Under these swap agreements, we converted a floating interest rate for the notional amount of the swaps into a fixed interest rate of 4.05% and 3.885%. These swap contracts are not held for trading purposes. During the Successor year 2005 and Successor period May 11, 2004 through January 1, 2005, there were no significant gains or losses recognized in interest expense for hedge ineffectiveness. The cash flow effects of the swap arrangements are included in interest expense on the consolidated statement of operations as an expense of $66 for the Successor year 2005 and $89 for the Successor period May 11, 2004 through January 1, 2005.

        In addition to the interest rate swap agreements, we purchased an interest rate cap as an economic hedge against approximately $52,500 of variable rate debt. The interest rate is capped at 5.92% on a notional amount of $63,750 for the period July 6, 2004 through July 5, 2005, 6.52% on a notional amount of $52,500 for the period July 6, 2005 through January 5, 2006, and 8.08% on a notional amount of $45,000 for the period January 6, 2006 through the expiration date of July 6, 2007. The interest rate cap is recognized on the consolidated balance sheet at its fair value and any change in fair value is reported in interest expense and was $5 for Successor year 2005 and $46 for the Successor period May 11, 2004 through January 1, 2005.

11. LEASES

        We lease warehouse, retail, showroom, office facilities and equipment under non-cancelable operating leases which expire on various dates through 2016. In addition to minimum rentals, certain leases provide for annual rent increases for real estate taxes, maintenance and inflation. Several of our operating leases contain renewal options and contingent rental payments based on individual store sales.

        Minimum annual cash rent obligations under non-cancelable operating leases at December 31, 2005 are as follows:

2006	$4,862
2007	3,380
2008	2,466
2009	1,257
2010	611
2011 and thereafter	405

Total minimum lease payments	$12,981

        Total rent expense included in selling, general and administrative expenses under operating leases, exclusive of property taxes and other property related expenses charged to earnings, was $5,492 for the Successor year 2005, $3,690 for the Successor period May 11, 2004 through January 1, 2005 and $2,216 for the Predecessor period December 28, 2003 through May 10, 2004, and $5,530 for the Predecessor year 2003.

12. BENEFIT PLANS

        We sponsor a defined benefit pension plan, the Maidenform, Inc. Retirement Plan (the "Retirement Plan"), covering substantially all eligible employees not covered by the union plans described below. The benefits are based on years of service and the employees' compensation through their retirement date. The Retirement Plan is the result of the merger between the Restated Replacement Maidenform, Inc. Retirement Plan and the NCC Defined Benefit Pension Plan (the "NCC Plan") on April 14, 1999. Benefits under the NCC Plan have been frozen since 1991.

        We also make contributions to multiemployer plans that provide defined pension benefits and health and welfare benefits to our unionized employees represented by UNITE-HERE. The contributions for the multiemployer defined benefit pension plans amounted to $268, $168, $118, and $292 for the Successor year 2005, for the Successor period May 11, 2004 through January 1, 2005 and for the Predecessor period December 28, 2003 through May 10, 2004, and for the Predecessor year 2003, respectively. The contributions for the health and welfare plans, including a prescription drug program, amounted to $1,031, $643, $443 and $1,023 for the Successor year 2005, for the Successor period May 11, 2004 through January 1, 2005 and for the Predecessor period December 28, 2003 through May 10, 2004, and for the Predecessor year 2003, respectively.

        We sponsor the Maidenform, Inc. Savings Plan (the "401(k) Plan"), which operates pursuant to Section 401(k) of the Internal Revenue Code and covers substantially all eligible employees not covered by the multiemployer union pension plan described above. Eligible participating employees, excluding "highly compensated employees," may contribute up to 20% of their pre-tax wages, subject to certain IRC limitations. Highly compensated employees may contribute up to 6% of their pre-tax wages, subject to certain IRC limitations. The 401(k) Plan provides for employer matching contributions to a maximum of 1.5% of pre-tax wages. During the Successor year 2005, the Successor period May 11, 2004 through January 1, 2005 and the Predecessor period December 28, 2003 through May 10, 2004, and the Predecessor year 2003, we funded $315, $146, $147 and $256 of employer matching contributions, respectively.

        We use a December 31 measurement date for our defined benefit pension plan.

Obligations and funded status

	Successor		Predecessor
	For the year ended December 31, 2005	For the period from May 11, 2004 through January 1, 2005	For the period from December 28, 2003 through May 10, 2004
Changes in benefit obligation
Benefit obligation, beginning of period	$21,474	$17,358	$16,716
Service cost	1,714	848	416
Interest cost	1,234	719	347
Plan participants' contributions	98	59	37
Assumption changes	1,189	2,798	—
Actuarial (gain) loss	135	(35)	(22)
Benefits paid	(407)	(273)	(136)

Benefit obligation, end of period	25,437	21,474	17,358

Change in plan assets
Fair value of plan assets, beginning of period	12,218	9,980	10,061
Return on plan assets	683	1,019	45
Employer contributions	1,617	1,434	—
Plan participants' contributions	98	59	37
Plan expenses	(51)	(1)	(27)
Benefits paid	(407)	(273)	(136)

Fair value of plan assets, end of period	14,158	12,218	9,980

Funded status	(11,279)	(9,256)	(7,378)
Additional minimum liability	—	—	(1,953)
Unrecognized net actuarial loss	4,137	2,381	6,992

Net amount recognized	$(7,142)	$(6,875)	$(2,339)

        Amounts recognized in the consolidated balance sheets consist of:

	2005	2004
Accrued benefit liability	$(7,142)	$(6,875)

        The accumulated benefit obligation for the Retirement Plan was $18,264 and $15,008 at December 31, 2005 and January 1, 2005, respectively.

	Successor		Predecessor
	For the year ended December 31, 2005	For the period from May 11, 2004 through January 1, 2005	For the period from December 28, 2003 through May 10, 2004	For the year ended December 27, 2003
Components of net periodic benefit cost
Service cost	$1,714	$848	$416	$1,074
Interest cost	1,234	719	347	909
Expected return on plan assets	(1,094)	(636)	(300)	(781)
Recognized net actuarial loss	30	—	132	409

Net periodic benefit cost	$1,884	$931	$595	$1,611

Additional information
Increase (decrease) in minimum pension liability included in other comprehensive income (loss)	$—	$—	$179	$(1,062)

Assumptions

        Weighted average assumptions used to determine benefit obligations:

	2005	2004
Discount rate	5.50%	5.75%
Rate of compensation increase	4.00%	4.00%

        Weighted average assumptions were used to determine net periodic benefit cost:

	Successor		Predecessor
	For the year ended December 31, 2005	For the period from May 11, 2004 through January 1, 2005	For the period from December 28, 2003 through May 10, 2004	For the year ended December 27, 2003
Discount rate	5.75%	6.25%	6.25%	6.75%
Expected return on plan assets	8.50%	9.00%	9.00%	10.00%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

        The long-term rate of return for our pension plan is established via a building block approach with proper consideration of diversification and rebalancing. Historical markets are studied and long-term historical relationships between equity and fixed-income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital market assumptions are determined.

Plan assets

        Weighted average asset allocations for the Retirement Plan at December 31, 2005 and January 1, 2005 and the targeted asset allocation for 2006 by asset category are as follows:

	2006 Targeted	2005	2004
Equity Securities	70%	70%	71%
Fixed Income Securities	30	30	29

	100%	100%	100%

        We employ a total return on investment approach whereby a mix of equities and fixed-income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The assets of the Retirement Plan are held in pooled-separate accounts and are invested in mutual funds consisting of a diversified blend of equity and fixed income securities. We use this investment approach in order to meet its diversification and asset allocation goals. Furthermore, equity investments are diversified across domestic and foreign stocks, as well as growth, value, and small and large capitalizations. Investments risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.

Cash flows

Contributions

        We expect to contribute approximately $1,853 to the Retirement Plan in 2006, relating to the 2005 plan year, based upon the current funded status and expected asset return assumptions.

Estimated future benefit payments

        Benefit payments, which reflect future service, as appropriate, are expected to be paid as follows:

2006	$451
2007	529
2008	594
2009	652
2010	726
2011-2015	5,436

13. POSTRETIREMENT PLANS

        We use a December 31 measurement date for the postretirement plans.

Obligations and funded status

	Successor				Predecessor
	For the year ended December 31, 2005		For the period from May 11, 2004 through January 1, 2005		For the period from December 28, 2003 through May 10, 2004
	NCC Plan	Company Plan	NCC Plan	Company Plan	NCC Plan	Company Plan
Changes in benefit obligation
Benefit obligation, beginning of period	$877	$260	$906	$334	$734	$332
Interest cost	49	14	36	13	17	6
Actuarial (gain) loss	(14)	61	3	(58)	189	12
Benefits paid	(33)	(33)	(68)	(29)	(34)	(16)

Benefit obligation, end of period	$879	$302	$877	$260	$906	$334

Fair value of plan assets, beginning of period	$—	$—	$—	$—	$—	$—
Employer contribution	33	33	68	29	34	16
Benefits paid and settlements	(33)	(33)	(68)	(29)	(34)	(16)

Fair value of plan assets, end of period	$—	$—	$—	$—	$—	$—

Fair value of plan assets, end of period	$—	$—	$—	$—	$—	$—
Funded status	(879)	(302)	(877)	(260)	(906)	(334)
Unrecognized prior service cost	—	—	—	—	155	—
Unrecognized actuarial net (gain) loss	(11)	—	3	—	75	—

Accrued benefit cost	$(890)	$(302)	$(874)	$(260)	$(676)	$(334)

Amounts recognized in the consolidated balance sheets consist of
Accrued benefit liability	$(890)	$(302)	$(874)	$(260)	$(676)	$(334)

	Successor				Predecessor
	For the year ended December 31, 2005		For the period from May 11, 2004 through January 1, 2005		For the period from December 28, 2003 through May 10, 2004		For the year ended December 27, 2003
	NCC Plan	Company Plan	NCC Plan	Company Plan	NCC Plan	Company Plan	NCC Plan	Company Plan
Components of net periodic benefit cost
Interest cost	$49	$14	$36	$13	$17	$6	$46	$22
Amortization of gains and losses	—	61	—	(58)	20	12	28	(17)

Net periodic benefit costs	$49	$75	$36	$(45)	$37	$18	$74	$5

Assumptions

        Weighted average assumptions used to determine benefit obligations:

	2005		2004
	NCC Plan	Company Plan	NCC Plan	Company Plan
Discount rate	5.50%	5.50%	5.75%	5.75%

        Weighted average assumptions used to determine net periodic benefit costs:

	Successor				Predecessor
	For the year ended December 31, 2005		For the period from May 11, 2004 through January 1, 2005		For the period from December 28, 2003 through May 10, 2004		For the year ended December 27, 2003
	NCC Plan	Company Plan	NCC Plan	Company Plan	NCC Plan	Company Plan	NCC Plan	Company Plan
Discount rate	5.75%	5.75%	6.25%	6.25%	5.75%	6.25%	6.25%	6.50%

Assumed healthcare cost trend rates

	Successor				Predecessor
	For the year ended December 31, 2005		For the period from May 11, 2004 through January 1, 2005		For the period from December 28, 2003 through May 10, 2004		For the year ended December 27, 2003
	NCC Plan	Company Plan	NCC Plan	Company Plan	NCC Plan	Company Plan	NCC Plan	Company Plan
Healthcare cost trend rate assumed for next year	9.00%	10.25%	8.00%	10.25%	8.00%	9.75%	8.50%	9.75%
Rate to which the cost trend rate is assumed to decline	5.00%	4.50%	5.00%	4.50%	5.00%	4.50%	5.00%	4.50%
Year that the rate reaches the ultimate trend rate	2013	2014	2010	2013	2010	2011	2010	2010

        Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A 1% point change in assumed healthcare cost trend rates would have the following effects on the NCC Plan:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$2	$(2)
Effect on postretirement benefit obligation	30	(30)

        A 1% point change in assumed healthcare cost trend rates would have the following effects on the Company Plan:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	14	(13)

Cash flows

Contributions

        The postretirement plans are unfunded plans. As such, we expect to contribute to the plan an amount equal to benefit payments to be made in 2006 which are estimated to be $139.

Estimated future benefit payments

        Benefit payments, which reflect future service, as appropriate, are expected to be paid as follows:

2006	$139
2007	134
2008	128
2009	122
2010	114
2011-2015	451

14.  CLOSING OF MANUFACTURING FACILITIES

        In connection with the Acquisition, we made the decision to exit our cutting and sewing facilities located in Mexico and Florida. We closed one facility in Mexico in January 2005, closed the facility in Florida in June 2005, and closed the remaining facility in Mexico in July 2005. As part of the allocation of the purchase price, we accrued probable employee termination costs of $2,159 relating to services already rendered and vested for employees at these locations. Other costs of $446 associated with retention bonuses have been expensed during the Successor period from May 11, 2004 through January 1, 2005. At January 1, 2005, we had accrued employee termination costs of $2,077 related to the closing of these facilities. During the year ended December 31, 2005, we incurred additional retention bonus expense of $261 and paid $2,103. At December 31, 2005, we have accrued employee termination costs of $235. The retention bonus expense is recorded as part of our wholesale segment.

        During 2005, we sold the Mexican and Florida facilities and recognized a loss of $971 which was recorded as a component of cost of sales.

15.  PREFERRED STOCK SUBJECT TO REDEMPTION AND COMMON STOCK SUBJECT TO PUT.

        In connection with our initial public offering, we redeemed all the outstanding shares of our preferred stock, including shares of preferred stock acquired upon the exercise of all outstanding options to purchase shares of our preferred stock, and paid all accrued and unpaid dividends associated with the preferred stock and preferred stock options. In addition, the put option on certain shares of common stock classified as temporary equity was extinguished as a result of the initial public offering and such common stock is no longer being classified as temporary equity.

        On June 1, 2005, the Board of Directors approved a special cash dividend to all holders of preferred stock as of June 1, 2005 in the aggregate amount of $13,320. This dividend was paid on June 21, 2005 and was accounted for as a reduction to additional paid-in capital to the extent available and as a reduction to retained earnings (accumulated deficit).

        We issued 360,000 shares of preferred stock, $0.01 par value, with a liquidation value of $36,000 in connection with the Acquisition. All preferred shares were redeemable at the option of the Board of Directors. Our majority stockholder, who owned approximately 65% of our outstanding common and preferred stock at the time of the Acquisition, had the right to designate a majority of the members of our Board of Directors. Therefore, because any redemption of the preferred stock would be ratable across all preferred stockholders, the redemption of all shares of preferred stock were deemed to be within the control of our majority stockholder and were classified outside of total stockholders' equity (deficit) on our consolidated balance sheet beginning May 11, 2004. We obtained an appraisal by an independent third party which determined the fair market value for the preferred stock to be $36,735 at May 11, 2004.

        The preferred stock, which had a redemption premium of $2,145, if redeemed during the period from May 11, 2004 through May 1, 2005, was accreted to $38,880 on May 11, 2004. Accordingly, this accretion was recorded as a reduction in net income (loss) available to common stockholders. The redemption premium was 108% at May 11, 2004 and was scheduled to reduce by two percentage points each year commencing on May 1, 2005 until reaching 100% on May 1, 2008. We reduced the redemption value from $108 per share to $106 per share on May 1, 2005. Accordingly, this change in redemption value of $720 was recorded as an increase in net income (loss) available to common stockholders.

        Dividends were cumulative, accrued quarterly on the first day of August, November, February and May, and accrue at 15% per annum. At January 1, 2005, we had accrued $2,611 in dividends on preferred stock which is included with preferred stock outside of total stockholders' equity (deficit) on our consolidated balance sheet. During the Successor year 2005, we accrued $4,664 in dividends on preferred stock and dividends on preferred stock options. In connection with the initial public offering, we paid all accrued and unpaid dividends associated with the preferred stock and preferred stock options.

        In connection with the Acquisition, we granted 14,055 preferred stock options to key employees. In accordance with the terms of the option agreement, when the outstanding preferred stock is redeemed then the underlying rollover preferred stock options would also be redeemed at the same terms, net of the exercise price.

        In connection with the Acquisition, a majority stockholder of Predecessor who was also a stockholder of Successor received 75,000 of the 360,000 shares of preferred stock, $0.01 per value, and also received 4,125,000 of the 19,800,000 shares of common stock, $0.01 par value, as rollover equity valued at $15,000. This stockholder had a put option, with some limitations, to put these shares back to us in an amount equal to 85% of the fair market value at the time of the put election (May 10, 2007), limited to $15,000, less any amount already received from previously sold shares, cash dividends and cash distributions. In addition, the put terminates upon a liquidity event such as an initial public offering. Because of this put option, these shares were classified outside of total stockholders' equity (deficit) on our consolidated balance sheet and stated as common stock of $6,356 and preferred stock of $8,644 at January 1, 2005. As the carrying amount of the preferred stock increases as a result of dividends and accretion, the carrying amount of the common stock classified outside of total stockholders' equity (deficit) was reclassified to additional paid-in capital to the extent the combined amount was greater than the put of $15,000. This reclassification amounted to $768 and $511 during Successor year 2005 and during the Successor period May 11, 2004 through January 1, 2005, respectively.

16.  STOCKHOLDERS' EQUITY (DEFICIT)

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

        In connection with the Acquisition, we issued 19,800,000 shares of common stock, $0.01 par value, of which 4,125,000 shares were classified outside of total stockholders' equity (deficit), see Note 15, "Preferred Stock Subject to Redemption and Common Stock Subject to Put." This put option on 4,125,000 shares of common stock classified as temporary equity was extinguished as a result of the initial public offering and such common stock is no longer being classified as temporary equity.

        On December 2, 2003, we repurchased 328,943 shares of common stock from a stockholder at a price of $8.25 per share for a total of $2,714. On December 12, 2003, the Board of Directors approved a cash dividend to be paid to all holders of shares of common stock as of a record date of December 12, 2003 in the amount of $3.64 per share. The total dividend of $49,969 was paid on December 22, 2003. The dividend was accounted for as a reduction to additional paid-in capital.

17.  STOCK OPTION PLANS

        On July 6, 2005, the Board of Directors adopted the Maidenform Brands, Inc. 2005 Stock Incentive Plan pursuant to which the Company can grant to employees, consultants and non-employee directors equity-based awards. Under this plan, 1,750,000 shares were set aside and reserved for issuance. The plan provides for a variety of vesting dates with the majority of the options vesting in an annual increment of 25% of the number of options granted over the first four years of the grant and expiring no later than ten years after date of grant.

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

        The fair value of the stock options on the grant dates were $4,439, $3,644 and $8,680 for stock options granted during the Successor year 2005, during the Successor period May 11, 2004 through January 1, 2005, and Predecessor year 2003 and prior, respectively. These amounts are being expensed over the vesting periods. We recorded stock compensation expense, which represents the amortization of the fair value of the stock options issued, of approximately, $1,609 for the Successor year 2005, $251 for the Successor period May 11, 2004 through January 1, 2005 and $6,869 for the Predecessor period December 28, 2003 through May 10, 2004, and $1,811 for the Predecessor year 2003.

        In connection with the Acquisition, we terminated all existing Employee Stock Option Plans, Non-Employee Directors Stock Option Plans and Employment Option Agreements of the Predecessor which had been formed to provide incentives to our employees and directors in Predecessor periods (the "Former Plans"). All outstanding options under the Former Plans expired or were cashed out, canceled, or exchanged for Successor options.

        In connection with the Acquisition, we granted options under the Rollover Plan in substitution for certain in-the-money options under the Former Plans. Those options issued under the Former Plans were vested as a result of the Acquisition and compensation expense had been recognized in the Predecessor periods. Under this plan, 775,000 shares of common stock and 14,100 shares of preferred stock were reserved for issuance upon exercise of options granted to key employees. Each Rollover Plan option vested in full on the date of grant and expires no later than ten years after the initial date of grant. No additional equity-based awards shall be available for issuance under the Rollover Plan, although previously granted stock options will continue to remain outstanding in accordance with the original terms of the awards under this plan.

        On May 11, 2004, we adopted the 2004 Employee Stock Option Plan. Under this plan, 2,500,000 shares were reserved for issuance upon exercise of options granted to key employees. The plan provides for a variety of vesting dates with the majority of the options vesting in an annual increment of 25% of the number of options granted over the first four years of the grant and expiring no later than ten years after date of grant. No additional equity-based awards shall be available for issuance under the Employee Stock Option Plan, although previously granted stock options will continue to remain outstanding in accordance with the original terms of the awards under this plan.

        On July 28, 2004, we adopted the 2004 Stock Option Plan for Non-Employee Directors. Under this plan, 250,000 shares were reserved for issuance upon exercise of options granted to non-employee directors with vesting over a three year period and expiring no later than ten years after date of grant. No additional equity-based awards shall be available for issuance under the Stock Option plan for Non-Employee Directors, although previously granted stock options will continue to remain outstanding in accordance with the original terms of the awards under this plan.

        The following table summarizes stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding		Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.82	1,049,585		8.8 years	$1.82	318,254	$1.82
3.64	1,049,585		8.8 years	3.64	318,254	3.64
11.85 – 17.00	519,000		7.6 years	16.89	—	—
0.01	317,529	(1)	6.8 years	0.01	317,529.01
0.06	102,172	(1)	6.0 years	0.06	102,172.06

	3,037,871				1,056,209

(1)
Options outstanding under the 2004 Rollover Stock Option Plan.

        Changes in options outstanding are summarized as follows:

	Successor				Predecessor
	For the year ended December 31, 2005		For the period from May 11, 2004 through January 1, 2005		For the period from December 28, 2003 through May 10, 2004		For the year ended December 27, 2003
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of year	2,815,409	$1.98	—	$—	1,566,406	$10.77	1,518,817	$10.80
Options granted—common	608,148	15.01	2,892,790	2.01	—	—	51,080	10.77
Options granted—preferred	—	—	14,055	1.63	—	—	—	—
Options cancelled or forfeited	(59,001)	2.95	(91,436)	2.73	(33,181)	225.30	(6,354)	14.14
Options cashed out	—	—	—	—	(1,274,078)	6.19	—	—
Options exercised—common	(313,357)	.02	—	—	—	—	—	—
Options exercised—preferred	(13,328)	1.52	—	—	—	—	—	—
Predecessor options exchanged for Successor options	—	—	—	—	(259,147)	5.82	—	—
Additional options issued due to anti-dilution features	—	—	—	—	—	—	2,863	—

Options outstanding, end of year	3,037,871	$4.77	2,815,409	$1.98	—	$—	1,566,406	$10.77

Options exercisable, end of year, common	1,056,209	$1.65	901,614	$.41	—	$—	1,395,377	$11.19

Options exercisable, end of year, preferred	—	$—	14,055	$1.63	—	$—	—	$—

        The following table summarizes stock options issued and outstanding, excluding the 2004 rollover stock options outstanding, at December 31, 2005 whose exercise price equals, exceeds, or is less than the fair market value of the stock on the date of grant.

Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Market Value
1,033,325	$9.39	$9.39
905,754	3.64	2.15
679,091	2.25	7.63

2,618,170

18.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The components of and changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment(1)	Minimum Pension Liability(2)	Interest Rate Swaps, (net of tax)	Accumulated Other Comprehensive Income (Loss)
Predecessor
Balance, at December 28, 2002	$139	$(2,836)	$—	$(2,697)
Changes during the year	(289)	1,062	—	773

Balance, at December 27, 2003	(150)	(1,774)	—	(1,924)
Changes during the period	(149)	(179)	—	(328)

Balance, at May 10, 2004	$(299)	$(1,953)	$—	$(2,252)

Successor
Changes during the period	$169	$—	$(178)	$(9)

Balance, at January 1, 2005	169	—	(178)	(9)
Changes during the period	$(169)	$—	$392	$223

Balance, at December 31, 2005	$—	$—	$214	$214

(1)
No tax benefit has been provided associated with the foreign currency translation adjustment due to management's decision to reinvest the earnings of our foreign subsidiaries indefinitely.

(2)
No tax benefit has been provided associated with the minimum pension liability due to the limitations of the realizability of deferred tax assets.

19.  INCOME TAXES

        Income (loss) before provision for income taxes consists of the following:

	Successor		Predecessor
	For the year ended December 31, 2005	For the period from May 11, 2004 through January 1, 2005	For the period from December 28, 2003 through May 10, 2004	For the year ended December 27, 2003
Domestic	$17,522	$(5,625)	$(3,144)	$21,556
Foreign	153	689	20	553

Total	$17,675	$(4,936)	$(3,124)	$22,109

        Our provision (benefit) for income taxes consists of the following:

	Successor		Predecessor
	For the year ended December 31, 2005	For the period from May 11, 2004 through January 1, 2005	For the period from December 28, 2003 through May 10, 2004	For the year ended December 27, 2003
Current
Federal	$1,675	$334	$1,295	$(318)
State and local	1,502	186	(42)	465
Foreign	466	310	86	309

	3,643	830	1,339	456

Deferred
Federal	4,799	(2,368)	(1,028)	(4,790)
State and local	602	(30)	811	(587)
Foreign	(309)	—	—	—

	5,092	(2,398)	(217)	(5,377)

Total income tax provision (benefit)	$8,735	$(1,568)	$1,122	$(4,921)

        Our income tax rate is reconciled to the U.S. federal statutory tax rate as follows:

	Successor		Predecessor
	For the year ended December 31, 2005	For the period from May 11, 2004 through January 1, 2005	For the period from December 28, 2003 through May 10, 2004	For the year ended December 27, 2003
Federal statutory tax rate	35.0%	(35.0)%	(35.0)%	35.0%
Foreign income taxes	(0.3)	(0.1)	2.3	(2.2)
State and local income taxes, net of federal benefit	7.8	1.8	19.4	1.4
Equity related costs	7.6	—	—	—
Foreign deemed dividend	1.1	—	—	—
Change in tax method	(2.1)	—	—	—
Acquisition-related costs	—	—	47.9	—
Change in deferred tax valuation allowance	—	—	—	(56.8)
Other	0.3	1.5	1.3	0.3

Effective tax rate	49.4%	(31.8)%	35.9%	(22.3)%

        Deferred tax assets (liabilities) at December 31, 2005 and January 1, 2005 are comprised of the following:

	2005	2004
Deferred tax assets—current
Accounts receivable reserves	$4,118	$2,031
Inventory reserves	2,172	2,933
Accrued liabilities	1,925	3,270
Other, net	509	869

	8,724	9,103

Deferred tax (liabilities) assets—noncurrent
Depreciation and amortization	(105)	(1,118)
Net operating losses	23,575	30,106
AMT credit	1,437	1,069
Intangible assets	(40,353)	(40,632)
Pension and postretirement liabilities	2,579	2,532
Other, net	2,113	1,041

	(10,754)	(7,002)

Net deferred tax (liabilities) assets	$(2,030)	$2,101

        Our income tax payable of $930 at December 31, 2005 was included in accrued expenses and other current liabilities. Our income tax receivable of $2,493 at January 1, 2005 was included in prepaid expenses and other current assets.

        In the Successor year 2005, we recorded an increase in additional paid-in capital of approximately $2,775 for tax benefits from the exercise of stock options.

        Section 382 of the Internal Revenue Code (Section 382) imposes limitations on a corporation's ability to utilize its net operating losses (NOLs) if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Upon emergence from bankruptcy, our NOLs were subject to Section 382 limitations. As a result of the Acquisition, we experienced an ownership change, as defined by Section 382. As a result of this ownership change, the utilization of our NOLs are subject to a new annual limitation under Section 382. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the 60-month period after the ownership change. Based on fair values of certain assets as determined in connection with the Acquisition (see Note 4, "Change in Ownership"), we had approximately $66,700 of built-in gains that are anticipated to be recognized or deemed recognized during the aforementioned 60-month period. In addition, the sale of shares in the July 2005 initial public offering resulted in an ownership change for the purpose of Section 382. This ownership change resulted in an increase to the annual limitation, however, since the 2004 annual limitation was less than the 2005 limitation, our NOLs will continue to be subject to the 2004 Section 382 limitation, including the effect of recognized and deemed recognized "built-in-gains." At December 31, 2005, we had approximately $73,800 federal and state NOLs available for future utilization during the years of 2006 through 2023. During the Successor year 2005, our combined limitation for our NOLs was approximately $20,900 and we utilized approximately $19,500 of NOLs. During the Successor period May 11, 2004 through January 1, 2005, we utilized approximately $16,000 of NOLs. During the Predecessor year 2003, we utilized approximately $14,100 of NOLs.

        At December 31, 2005, we had approximately $1,900 of undistributed earnings from foreign operations. No deferred taxes have been provided because we believe these earnings will be permanently reinvested abroad.

        SFAS No. 109 requires us to evaluate the recoverability of our deferred tax assets on an ongoing basis. The assessment requires us to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that our net deferred tax assets will be realized in future periods. Upon emergence from bankruptcy in 1999, we provided a valuation allowance against our net deferred tax assets due to the uncertainty of the future recognition of such assets as a result of prior financial results and the timing of net operating loss carryforward expirations. We generated losses before provision for income taxes for all years subsequent to our emergence from bankruptcy until 2002.

        During the Predecessor year 2003, we determined that the available positive evidence carried more weight than the historical negative evidence and concluded it was more likely than not that the net deferred tax assets would be realized in future periods. Therefore, the valuation allowance in the amount of $52,683 was reversed in the Predecessor year 2003. The positive evidence we considered included operating income and cash flows for the Predecessor years 2002 and 2003, and anticipated operating income and cash flows for future periods in sufficient amounts to realize the net deferred tax assets.

        In accordance with SOP 90-7, income tax benefits realized from periods before the Bankruptcy ("pre-confirmation") net operating loss carryforwards and reductions in pre-confirmation deferred tax asset valuation allowances are first credited against goodwill and then to paid-in capital. The reversal of the valuation allowance in Predecessor year 2003 reduced the carrying value of goodwill by $28,305 and increased paid-in capital by $19,001. Income tax benefits realized from post-confirmation net operating loss carryforwards and reductions in post-confirmation deferred tax asset valuation allowances were recorded in the amount of $5,377 for the Predecessor year 2003.

20.  COMMITMENTS AND CONTINGENCIES

Purchase commitments

        In the normal course of business, we enter into purchase commitments covering inventory requirements both of raw materials and finished goods. At December 31, 2005, we had purchase commitments of $56,791 and believe that we have adequate reserves for expected losses arising from all purchase commitments.

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

21.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	2005	2004
Accrued wages, incentive compensation and payroll taxes	$6,724	$7,497
Accrued employee termination costs	235	2,077
Accrued professional fees	1,249	2,036
Accrued trade promotion	2,277	1,152
Accrued other	7,768	9,572

	$18,253	$22,334

        Other accrued expenses and current liabilities include, among other items, accrued interest, accrued medical insurance, and accrued advertising.

22.  VALUATION AND QUALIFYING ACCOUNTS

	Allowance for
	Doubtful Accounts	Inventory Valuation	Sales Returns and Allowance
Predecessor
Balance, at December 28, 2002	$312	$5,896	$7,950
Additions, charged to expense	53	2,493	22,994
Write-offs	(10)	(5,156)	(25,345)

Balance, at December 27, 2003	355	3,233	5,599
Additions, charged to expense	(82)	3,188	7,778
Write-offs	—	(945)	(9,556)

Balance, at May 10, 2004	$273	$5,476	$3,821

Successor
Balance, at May 11, 2004	$273	$—	$3,821
Additions, charged to expense	(127)	5,143	23,749
Write-offs	42	(1,551)	(21,829)

Balance, at January 1, 2005	188	3,592	5,741
Additions, charged to expense	60	4,184	40,894
Write-offs	(24)	(4,976)	(38,859)

Balance, at December 31, 2005	$224	$2,800	$7,776

        In addition to the allowances for doubtful accounts and sales returns, we also include in accounts receivable reserves a reserve for markdowns and co-op advertising commitments.

23.  MAJOR CUSTOMERS AND SUPPLIERS

        Each of the following wholesale segment customers were greater than 10% of our total net sales:

	Successor		Predecessor
	For the year ended December 31, 2005	For the period from May 11, 2004 through January 1, 2005	For the period from December 28, 2003 through May 10, 2004	For the year ended December 27, 2003
Customer A	12.9%	16.0%	10.6%	13.8%
Customer B	12.4%		10.4%	10.8%

        At December 31, 2005 and January 1, 2005, our five largest uncollateralized receivables represented approximately 53% and 55% of total accounts receivable.

	Successor		Predecessor
	For the year ended December 31, 2005	For the period from May 11, 2004 through January 1, 2005	For the period from December 28, 2003 through May 10, 2004	For the year ended December 27, 2003
Major suppliers information
Number of major suppliers	3	4	4	3
% of total purchases	57%	56%	57%	56%

24.  RELATED PARTY TRANSACTIONS

        We enter into various lease agreements for our retail stores with entities controlled by Chelsea Property Group ("Chelsea"). An executive officer of Chelsea is the spouse of our Senior Vice President of Retail and Licensing. At December 31, 2005, January 1, 2005, and December 27, 2003, we had 22, 26 and 30 leases with Chelsea, respectively. We incurred rent expense in the amount of $2,227 for the Successor year 2005, $1,430 for the Successor period May 11, 2004 through January 1, 2005 and $861 for the Predecessor period December 28, 2003 through May 10, 2004, and $2,044 for the Predecessor year 2003, in connection with these leases.

        As a result of the initial public offering, Ares Corporate Opportunity Fund, L.P. (the "Fund") reduced its holdings from 12,925,000 shares of common stock and 235,000 shares of preferred stock, which represented approximately 65% of our outstanding common and preferred stock, to holdings of 7,400,000 shares of common stock which represents approximately 31.5% of our common stock. In connection with the Acquisition, we entered into an advisory agreement with ACOF Operating Manager, L.P. (together with the Fund, the "Ares Entities"), whereby we pay the Ares Entities an annual advisory fee of $250 plus reimbursements for reasonable expenses. In connection with the initial public offering, we terminated the advisory agreement and paid Ares Entities $893 during fiscal 2005 for a prorated portion of the advisory fee and a termination fee. Through January 1, 2005, we paid the Ares Entities $160 under this agreement. In addition, upon completion of the Acquisition, we paid the Ares Entities a fee for services rendered in connection with structuring the Acquisition of $2,000, $600 of which is included in deferred financing costs and being amortized over the life of the obligation and $1,400 is included in the cost of the Acquisition.

        Our Restated Credit Facility, which includes a consortium of institutions, was arranged with a financial institution who acts as the Administrative Agent for our Restated Credit Facility. The Administrative Agent is also a stockholder of the Company beginning May 11, 2004. See Note 9, "Debt," for details related to our Restated Credit Facility. In connection with the amendment on June 29, 2005 and original financing on May 11, 2004, we paid normal transaction costs in the amount of $3,223 and $4,660, respectively. We also incurred interest expense of $10,288 and $6,674 for the Successor year 2005 and Successor period May 11, 2004 through January 1, 2005, respectively.

        Entities affiliated with Oaktree Capital sold their holdings in common stock of 4,125,000 shares as a result of the initial public offering. In addition, we paid Oaktree Capital an advisory fee of $250 for their advisory services. In connection with the Acquisition, we paid Oaktree Capital, who manages accounts and funds that hold a majority interest in the Predecessor and some of which are also stockholders of the Successor, a transaction fee of $2,150. This amount was expensed as a cost of the Acquisition during the Predecessor period December 28, 2003 through May 10, 2004.

        We obtained various insurance policies in the amount of $393 during the Successor year 2005 and $1,735 during the Successor period May 11, 2004 through January 1, 2005 and the Predecessor period December 28, 2003 through May 10, 2004 from an affiliate of American International Group, Inc. ("AIG"). The policies obtained during the Successor year 2005 were recorded as prepaid expenses and other current assets and amortized over the term of the policies. Of the $1,735, $242 was included in prepaid expenses and other current assets and amortized over the term of the policies and $1,493 was expensed as a cost of the Acquisition during the Predecessor December 28, 2003 through May 10, 2004. In addition, affiliates of AIG also hold a portion of our debt under our existing Restated Credit Facility. AIG manages certain private equity funds which are stockholders of the Company.

25.  SEGMENT INFORMATION

        We report segment information in accordance with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires segment information to be disclosed based on a "management approach." The management approach refers to the internal reporting that we use for making operating decisions and assessing the performance of reportable segments. SFAS No. 131 also requires disclosure about products and services, geographic areas and major customers. For purposes of complying with SFAS No. 131, we identified our two reportable segments as "Wholesale" and "Retail." Our wholesale sales are to department stores, national chain store, mass merchants (including warehouse clubs), specialty stores, off-price retailers, and third party distributors servicing similar customers in foreign countries while our retail segment reflects our operations from our retail stores and Internet operations. Royalty income is also included in our wholesale segment. Within our reportable segments, wholesale includes corporate-related assets. The accounting policies of the segments are the same as those described in Note 3, "Summary of Significant Accounting Policies." Each segment's results include the costs directly related to the segment's net sales and all other costs allocated based on the relationship to consolidated net sales to support each segment's net sales. Intersegment sales and transfers are recorded at cost and treated as a transfer of inventory.

	Successor		Predecessor
	For the year ended December 31, 2005	For the period from May 11, 2004 through January 1, 2005	For the period from December 28, 2003 through May 10, 2004	For the year ended December 27, 2003
Net sales
Wholesale	$327,799	$176,515	$105,225	$238,400
Retail	54,370	38,098	17,190	54,473

Total	$382,169	$214,613	$122,415	$292,873

Operating (loss) income
Wholesale	$31,936	$5,261	$14,558	$22,494
Retail	1,592	(2,575)	(1,216)	1,060
Acquisition—related charges	—	—	(14,286)	—

Operating income (loss)	33,528	2,686	(944)	23,554
Interest expense, net	15,853	7,622	2,180	1,445

Income (loss) before provision for income taxes	$17,675	$(4,936)	$(3,124)	$22,109

Depreciation and Amortization
Wholesale	$5,265	$5,033	$1,164	$4,368
Retail	1,542	1,147	472	1,126

Total	$6,807	$6,180	$1,636	$5,494

Net sales by geographic area
United States	$355,379	$202,211	$116,574	$279,229
International	26,790	12,402	5,841	13,644

Total	$382,169	$214,613	$122,415	$292,873

Intercompany sales from wholesale to retail	$12,634	$7,374	$4,508	$13,050

	2005	2004
Inventories
Wholesale(1)	$28,432	$28,343
Retail	6,823	8,724

Total	$35,255	$37,067

Identifiable assets
Wholesale	$221,597	$215,959
Retail	25,751	28,172

Total	$247,348	$244,131

Property, plant and equipment, net, by geographic area
United States	$17,960	$26,519
International	270	1,425

Total	$18,230	$27,944

(1)
Wholesale inventories include inventories warehoused for the retail segment.

26.  EARNINGS (LOSS) PER SHARE

        The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Successor		Predecessor
	For the year ended December 31, 2005	For the period from May 11, 2004 through January 1, 2005	For the period from December 28, 2003 through May 10, 2004	For the year ended December 27, 2003
Net income (loss)	$8,940	$(3,368)	$(4,246)	$27,030
Less: Preferred stock dividends and changes in redemption value	(17,264)	(4,756)	—	—

Net (loss) income available to common stockholders	$(8,324)	$(8,124)	$(4,246)	$27,030

Weighted average number of common and common equivalent shares outstanding
Basic number of common shares outstanding	21,451,654	19,800,000	13,727,879	14,034,230
Dilutive effect of stock options	—	—	—	369,900

Dilutive number of common and common equivalent shares outstanding	21,451,654	19,800,000	13,727,879	14,404,130

Basic net (loss) earnings per common share	$(0.39)	$(0.41)	$(0.31)	$1.93

Diluted net (loss) earnings per common share	$(0.39)	$(0.41)	$(0.31)	$1.88

        Options to purchase approximately 509,000 and 112,403 shares of common stock were outstanding during the Successor year 2005 and Predecessor year 2003, respectively, but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the shares of common stock.

        Options to purchase shares of common stock of 1,248,691 for the Successor year 2005, 430,298 for the Successor period May 11, 2004 through January 1, 2005 and 468,261 for the Predecessor period December 28, 2003 through May 10, 2004, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

27.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

        The following table sets forth certain unaudited quarterly financial information:

	2005
	Successor
Fiscal 2005 (52 weeks)	April 2, 2005	July 2, 2005	October 1, 2005	December 31, 2005
Net sales	$100,210	$102,291	$100,121	$79,547
Gross Profit	34,320	38,008	36,663	26,141
Operating income	10,884	13,273	7,960	1,411
Net income (loss)	4,471	2,563	2,115	(209)
Net income (loss) available to common stockholders	3,023	(11,539)	401	(209)
Basic earnings (loss) per share	$0.15	$(0.58)	$0.02	$(0.01)
Diluted earnings (loss) per share	$0.14	$(0.58)	$0.02	$(0.01)
	2004
Fiscal 2004 (53 weeks)	Predecessor March 27, 2004	Predecessor For the period from March 28, 2004 through May 10, 2004	Successor For the period from May 11, 2004 through June 26, 2004	Successor September 25, 2004	Successor January 1, 2005
Net sales	$78,574	$43,841	$50,056	$90,060	$74,497
Gross Profit	27,358	17,944	10,846	29,030	22,783
Operating income (loss)	6,201	(7,145)	(2,238)	5,837	(913)
Net income (loss)	3,310	(7,556)	(2,402)	1,677	(2,643)
Net income (loss) available to common stockholders	3,310	(7,556)	(4,547)	462	(4,039)
Basic earnings (loss) per share	$0.24	$(0.55)	$(0.23)	$0.02	$(0.20)
Diluted earnings (loss) per share	$0.23	$(0.55)	$(0.23)	$0.02	$(0.20)

28.  CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Maidenform Brands, Inc.
Condensed Balance Sheet
(in thousands, except share and per share amounts)

	December 31, 2005	January 1, 2005
Assets
Investment in Maidenform, Inc.	$51,948	$46,766
Other assets	12	—

Total current assets	51,960	46,766
Deferred tax asset	743	—

Total assets	$52,703	$46,766

Liabilities and stockholders' equity (deficit)
Current liabilities
Accrued expenses	$—	$41

Total current liabilities	—	41

Preferred stock, Subject to redemption, $0.01 par value; liquidation value $100; 50,000,000 shares authorized; 360,000 shares issued and outstanding at January 1, 2005	—	41,491
Common stock, Subject to put option, $0.01 par value; 4,125,000 issued and outstanding at January 1, 2005 (out of a total 100,000,000 shares authorized)	—	6,356
Stockholders' equity (deficit)
Preferred stock—Subject to redemption, $0.01 par value, 10,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 23,488,357 shares at December 31, 2005 and 15,675,000 shares at January 1, 2005 issued and outstanding	235	157
Additional paid-in capital	59,063	2,098
Accumulated deficit	(6,809)	(3,368)
Accumulated other comprehensive income (loss)	214	(9)

Total stockholders' equity (deficit)	52,703	(1,122)

Total liabilities and stockholders' equity (deficit)	$52,703	$46,766

The accompanying note is an integral part of these condensed financial statements.

Maidenform Brands, Inc.
Condensed Statement of Income
(in thousands, except share and per share amounts)

	Successor
	For the year ended December 31, 2005	For the period from May 11, 2004 through January 1, 2005
Selling, general and administrative expense	$(5,486)	$(251)
Income tax benefit	656	99

Loss before equity in net income (loss) of Maidenform, Inc.	(4,830)	(152)
Equity in net income (loss) of Maidenform, Inc. (net of tax)	13,770	(3,216)

Net income (loss)	8,940	(3,368)
Preferred stock dividends and change in redemption value	(17,264)	(4,756)

Net loss available to common stockholders	$(8,324)	$(8,124)

Basic loss per common share	$(0.39)	$(0.41)

Diluted loss per common share	$(0.39)	$(0.41)

Basic weighted average number of shares outstanding	21,451,654	19,800,000

Diluted weighted average number of shares outstanding	21,451,654	19,800,000

The accompanying note is an integral part of these condensed financial statements.

Maidenform Brands, Inc.
Condensed Statement of Stockholders' Equity (Deficit)
(in thousands, except share amounts)

	Common Stock
					Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit) Equity
	Shares	$	Additional Paid-in Capital	Accumulated Deficit
Successor:
Issuance of common stock at fair market value	15,675,000	$157	$27,761	$—	$—	$27,918
Deemed dividend to continuing stockholders			(21,529)			(21,529)
Preferred stock dividends and changes in redemption value			(4,756)			(4,756)
Adjust common stock, subject to put option, to redemption value			511			511
Stock compensation			251			251
Other stock transactions			(140)			(140)
Comprehensive loss
Net loss				(3,368)		(3,368)
Changes during the period					(9)	(9)

Total comprehensive loss						(3,377)

Balance at January 1, 2005	15,675,000	157	2,098	(3,368)	(9)	(1,122)
Preferred stock dividends and changes in redemption value			(4,883)	(12,381)		(17,264)
Initial public offering and exercise of stock options	3,688,357	37	52,542			52,579
Reclassification of common stock subject to put option—upon extinguishment of put option	4,125,000	41	5,547			5,588
Preferred stock options purchased			(1,393)			(1,393)
Adjust common stock, subject to put option, to redemption value			768			768
Tax effect from exercise of stock options			2,775			2,775
Stock compensation			1,609			1,609
Comprehensive income
Net income				8,940		8,940
Changes during the period					223	223

Total comprehensive income						9,163

Balance at December 31, 2005	23,488,357	$235	$59,063	$(6,809)	$214	$52,703

The accompanying note is an integral part of these condensed financial statements.

Maidenform Brands, Inc.
Condensed Statement of Cash Flows
(in thousands)

	Successor
	For the year ended December 31, 2005	For the period from May 11, 2004 through January 1, 2005
Cash flows from operating activities
Net income (loss)	$8,940	$(3,368)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Stock compensation	1,609	251
Deferred income taxes	(644)	—
Tax benefit from exercise of stock options	2,775	—
Equity in net income (loss) of Maidenform, Inc.	(13,770)	3,216
Net change in operating activities
Other assets	(12)	—
Accrued expenses	—	(99)

Net cash from operating activities	(1,102)	—

Cash flows from investing activities
Investment in Maidenform, Inc.	8,811	(57,000)

Net cash from investing activities	8,811	(57,000)

Cash flows from financing activities
Proceeds from issuance of preferred and common stock	52,579	57,000
Redemption of preferred stock and preferred options and payment of accumulated dividends	(46,828)	—
Special cash dividend paid to preferred stockholders	(13,320)	—
Common stock options purchased	(140)	—

Net cash from financing activities	(7,709)	57,000

Net change in cash	—	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

Supplementary disclosure of cash flow information
Non-cash intercompany transaction	$—	$(7,009)

The accompanying note is an integral part of these condensed financial statements.

Maidenform Brands, Inc.
Note to Condensed Financial Statement of Parent Company
(in thousands)

BASIS OF PRESENTATION

        On May 11, 2004, a wholly owned subsidiary of MF Acquisition Corporation acquired Maidenform Inc. (the "Acquisition"), pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated March 16, 2004, as amended on May 3, 2004, by and among Maidenform, Inc., MF Merger Corporation, MF Acquisition Corporation, and Ares Corporate Opportunities Fund, L.P. ("Ares"). Financing for the Acquisition totaled $237,265 (including $8,137 of transaction-related fees and expenses). Stockholders of Maidenform, Inc. received either cash or stock of MF Acquisition Corporation in exchange for their shares of Maidenform, Inc. On April 5, 2005, MF Acquisition Corporation changed its name to Maidenform Brands, Inc. (the "Parent Company"). The condensed financial statements for the period including and after May 11, 2004 are designated as Successor. For the predecessor periods, the Company (as defined below) did not have a holding company structure, therefore the results of operations of the Parent Company are the same as those of the Company.

        The Parent Company follows the accounting policies as described in Note 3 to the Consolidated Financial Statements of Maidenform Brands, Inc. and subsidiaries (the "Company") included in the accompanying prospectus with the exception of its investment in its subsidiary for which the Parent Company uses the equity method of accounting.

        For further information, reference should be made to the Notes to Consolidated Financial Statements of the Company included in this Annual Report of Form 10-K.

29.  SUBSEQUENT EVENT

        On February 8, 2006, the Board of Directors approved a stock repurchase program in an amount up to $20 million. Our current Credit Facility was amended to permit the plan, subject to certain restrictions and limitations set forth in the amendment to the Credit Facility. The stock repurchase program, which is open-ended, will allow us to repurchase our shares on the open market, depending on market conditions and other corporate considerations, from available cash flow and borrowings under the Revolving Facility. All shares will be purchased at prevailing market prices. Repurchased shares will be held in treasury for use in connection with our stock option plans and for general corporate purposes.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our "disclosure controls and procedures," as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting.

        There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 10 is incorporated by reference from the definitive proxy statement for our 2006 Annual Meeting of Stockholders, to be filed not later than April 28, 2006.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference from the definitive proxy statement for our 2006 Annual Meeting of Stockholders, to be filed not later than April 28, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item 12 with respect to the security ownership of certain beneficial owners and management is incorporated by reference from the definitive proxy statement for our 2006 Annual Meeting of Stockholders, to be filed not later than April 28, 2006.

        The following table provides certain information regarding the common stock authorized for issuance under our equity compensation plans, as of December 31, 2005.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2) (c)
Equity compensation plans approved by stockholders(1)	3,037,871	$4.77	1,234,000
Equity compensation plans not approved by stockholders	—	—	—

Total	3,037,871	$4.77	1,234,000

(1)
Our equity compensation plans which were approved by our stockholders are the 2004 Rollover Stock Option Plan, as amended, 2004 Stock Option Plan, as amended, 2004 Stock Option Plan for Non-Employees Directors, as amended, and the 2005 Stock Incentive Plan.

(2)
Excludes securities reflected in column (a). Effective July 6, 2005, we amended our 2004 Rollover Stock Option Plan, our 2004 Stock Option Plan, and our 2004 Stock Option Plan for Non-Employees Directors to provide that no additional equity-based awards shall be available for issuance under these plans, although previously granted stock options will continue to remain outstanding in accordance with the terms of the applicable option agreement and the applicable plan. Also see notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is incorporated by reference from the definitive proxy statement for our 2006 Annual Meeting of Stockholders, to be filed not later than April 28, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item 14 is incorporated by reference from the definitive proxy statement for our 2006 Annual Meeting of Stockholders, to be filed not later than April 28, 2006.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements and Schedules

(1)
The financial statements required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(2)
Exhibits. See Item 15(b) below.

(b)
Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
3.1(a)*	Amended and Restated Certificate of Incorporation
3.1(b)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation
3.1(c)*	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation
3.2*	Form of Amended and Restated Certificate of Incorporation to be in effect upon the consummation of this offering
3.3*	Bylaws
3.4*	Form of Amended and Restated Bylaws to be in effect upon the consummation of this offering
4.1*	Specimen Common Stock Certificate
4.2*	Amended and Restated Stockholders Agreement, dated as of July 8, 2005, by and among the Registrant and the stockholders of the Registrant listed on the signature pages thereto
4.3*	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions defining the rights of holders of common stock of the Registrant
10.1*	Employment Agreement, dated as of May 11, 2004, between Maidenform, Inc. and Thomas J. Ward #
10.2*	Employment Agreement, dated as of June 14, 2005, between Maidenform, Inc. and Maurice Reznik #
10.3*	Employment Agreement, dated as of October 14, 2004, between Maidenform, Inc. and Dorvin D. Lively #
10.4*	Employment Agreement, dated as of November 1, 1999, between Maidenform, Inc. and Steven N. Masket #
10.5(a)*	2004 Stock Option Plan #
10.5(b)*	Amendment to 2004 Stock Option Plan #
10.6(a)*	2004 Rollover Stock Option Plan #
10.6(b)*	Amendment to 2004 Rollover Stock Option Plan #
10.7(a)*	2004 Stock Option Plan for Non-Employee Directors #
10.7(b)*	Amendment to 2004 Stock Option Plan for Non-Employee Directors #
10.8*	2004 Incentive Plan for Designated Key Employees #
10.9*	2005 Stock Incentive Plan #
10.10*	2005 Annual Performance Bonus Plan #
10.11(a)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Thomas J. Ward #
10.11(b)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Thomas J. Ward #

10.11(c)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Maurice S. Reznik #
10.11(d)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Steven N. Masket #
10.12*	Form of Irrevocable Waiver
10.13(a)*	Amended and Restated Credit Agreement, dated as of June 29, 2005, entered into by and among Maidenform, Inc., Maidenform Brands, Inc., BNP Paribas, as administrative agent, and the financial institutions listed on the signature pages thereto
10.13(b)**	First Amendment to Amended and Restated Credit Agreement, dated as of February 8, 2006, entered into by and among Maidenform, Inc., Maidenform Brands, Inc., BNP Paribas, as administrative agent, and the financial institutions listed on the signature pages thereto
10.14(a)*	Advisory Agreement, dated as of May 11, 2004, by and among MF Merger Corporation, MF Acquisition Corporation, ACOF Operating Manager, L.P. and Ares Corporate Opportunities Fund, L.P.
10.14(b)*	Termination Agreement, dated as of July 18, 2005, by and among Maidenform Brands, Inc., Maidenform, Inc., ACOF Operating Manager, L.P. and Ares Corporate Opportunities Fund, L.P.
10.15*	Form of Indemnification Agreement
10.16*	Form of Sales Restriction Agreement
21.1*	Subsidiaries of the Registrant
23.1***	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
31.1***	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2***	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference to the identically-numbered exhibit to the registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-124228).

**
Incorporated by reference to Exhibit 99.1 to the registrant's Report on Form 8-K filed on February 9, 2006.

***
Filed herewith.

#
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2006.

Maidenform Brands, Inc. (Registrant)
/s/ DORVIN D. LIVELY Dorvin D. Lively Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March 2006.

Signature	Title

/s/ THOMAS J. WARD Thomas J. Ward	Chief Executive Officer and Vice Chairman of the Board
/s/ DORVIN D. LIVELY Dorvin D. Lively	Executive Vice President and Chief Financial Officer
/s/ DAVID B. KAPLAN David B. Kaplan	Chairman of the Board
/s/ NORMAN AXELROD Norman Axelrod	Director
/s/ BARBARA EISENBERG Barbara Eisenberg	Director
/s/ KAREN ROSE Karen Rose	Director
/s/ BENNETT ROSENTHAL Bennett Rosenthal	Director
/s/ ADAM L. STEIN Adam L. Stein	Director

INDEX TO EXHIBITS

        The following is a list of all exhibits filed as part of this Report:

Exhibit No.	Description
3.1(a)*	Amended and Restated Certificate of Incorporation
3.1(b)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation
3.1(c)*	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation
3.2*	Form of Amended and Restated Certificate of Incorporation to be in effect upon the consummation of this offering
3.3*	Bylaws
3.4*	Form of Amended and Restated Bylaws to be in effect upon the consummation of this offering
4.1*	Specimen Common Stock Certificate
4.2*	Amended and Restated Stockholders Agreement, dated as of July 8, 2005, by and among the Registrant and the stockholders of the Registrant listed on the signature pages thereto
4.3*	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions defining the rights of holders of common stock of the Registrant
10.1*	Employment Agreement, dated as of May 11, 2004, between Maidenform, Inc. and Thomas J. Ward #
10.2*	Employment Agreement, dated as of June 14, 2005, between Maidenform, Inc. and Maurice Reznik #
10.3*	Employment Agreement, dated as of October 14, 2004, between Maidenform, Inc. and Dorvin D. Lively #
10.4*	Employment Agreement, dated as of November 1, 1999, between Maidenform, Inc. and Steven N. Masket #
10.5(a)*	2004 Stock Option Plan #
10.5(b)*	Amendment to 2004 Stock Option Plan #
10.6(a)*	2004 Rollover Stock Option Plan #
10.6(b)*	Amendment to 2004 Rollover Stock Option Plan #
10.7(a)*	2004 Stock Option Plan for Non-Employee Directors #
10.7(b)*	Amendment to 2004 Stock Option Plan for Non-Employee Directors #
10.8*	2004 Incentive Plan for Designated Key Employees #
10.9*	2005 Stock Incentive Plan #
10.10*	2005 Annual Performance Bonus Plan #
10.11(a)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Thomas J. Ward #
10.11(b)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Thomas J. Ward #
10.11(c)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Maurice S. Reznik #
10.11(d)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Steven N. Masket #
10.12*	Form of Irrevocable Waiver

10.13(a)*	Amended and Restated Credit Agreement, dated as of June 29, 2005, entered into by and among Maidenform, Inc., Maidenform Brands, Inc., BNP Paribas, as administrative agent, and the financial institutions listed on the signature pages thereto
10.13(b)**	First Amendment to Amended and Restated Credit Agreement, dated as of February 8, 2006, entered into by and among Maidenform, Inc., Maidenform Brands, Inc., BNP Paribas, as administrative agent, and the financial institutions listed on the signature pages thereto
10.14(a)*	Advisory Agreement, dated as of May 11, 2004, by and among MF Merger Corporation, MF Acquisition Corporation, ACOF Operating Manager, L.P. and Ares Corporate Opportunities Fund, L.P.
10.14(b)*	Termination Agreement, dated as of July 18, 2005, by and among Maidenform Brands, Inc., Maidenform, Inc., ACOF Operating Manager, L.P. and Ares Corporate Opportunities Fund, L.P.
10.15*	Form of Indemnification Agreement
10.16*	Form of Sales Restriction Agreement
21.1*	Subsidiaries of the Registrant
23.1***	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
31.1***	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2***	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference to the identically-numbered exhibit to the registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-124228).

**
Incorporated by reference to Exhibit 99.1 to the registrant's Report on Form 8-K filed on February 9, 2006.

***
Filed herewith.

#
Management contract or compensatory plan or arrangement

QuickLinks

MAIDENFORM BRANDS, INC. INDEX TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
FORWARD-LOOKING STATEMENTS
PART I
PART II
MAIDENFORM BRANDS, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
MAIDENFORM BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
MAIDENFORM BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts)
MAIDENFORM BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (in thousands, except share amounts)
MAIDENFORM BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
MAIDENFORM BRANDS, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except share and per share amounts)
PART III
PART IV
SIGNATURES
INDEX TO EXHIBITS