Form 10-Q
period 2006-04-01
Maidenform Brands, Inc.
filed 2006-05-10
CIK 1323531

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 25, 2006, there were 23,036,157 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	April 1, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$11,189	$30,978
Accounts receivable, net	62,062	34,169
Inventories	36,549	35,255
Deferred income taxes	8,724	8,724
Prepaid expenses and other current assets	9,106	8,059
Total current assets	127,630	117,185
Property, plant and equipment, net	18,051	18,230
Goodwill	7,884	7,884
Intangible assets, net	100,548	100,838
Other non-current assets	3,288	3,211
Total assets	$257,401	$247,348

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$27,496	$19,212
Accrued expenses and other current liabilities	19,608	18,253
Total current liabilities	47,104	37,465
Long-term debt	133,500	137,500
Deferred income taxes	12,326	10,754
Other non-current liabilities	8,873	8,926
Total liabilities	201,803	194,645

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock - $0.01 par value; 10,000,000 shares authorized
and none issued and outstanding	-	-
Common stock - $0.01 par value; 100,000,000 shares authorized;
23,488,357 shares issued and 23,084,557 outstanding at April 1, 2006
and 23,488,357 issued and outstanding at December 31, 2005	235	235
Additional paid-in capital	59,579	59,063
Accumulated deficit	(562)	(6,809)
Accumulated other comprehensive income	358	214
Treasury stock (403,800 shares at an average price of $9.94)	(4,012)	-
Total stockholders’ equity	55,598	52,703
Total liabilities and stockholders’ equity	$257,401	$247,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended
	April 1, 2006	April 2, 2005

Net sales	$100,844	$100,210
Cost of sales	62,865	65,890
Gross profit	37,979	34,320
Selling, general and
administrative expenses	25,322	23,436
Operating income	12,657	10,884

Interest expense, net	2,068	2,897
Income before provision
for income taxes	10,589	7,987
Income tax expense	4,342	3,516
Net income	6,247	4,471

Preferred stock dividends	-	(1,448)
Net income available to
common stockholders	$6,247	$3,023
Basic earnings per common share	$0.27	$0.15
Diluted earnings per common share	$0.26	$0.14
Basic weighted average number of
shares outstanding	23,318,657	19,800,000
Diluted weighted average number of
shares outstanding	24,435,493	21,112,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	April 1, 2006	April 2, 2005
Cash flows from operating activities
Net income	$6,247	$4,471
Adjustments to reconcile net income to net cash
from operating activities
Depreciation and amortization	685	1,813
Amortization of intangible assets	290	290
Amortization of deferred financing costs	211	309
Stock-based compensation	516	272
Deferred income taxes	1,572	2,088
Other non-cash items	-	17
Net changes in operating assets and liabilities
Accounts receivable	(27,893)	(30,111)
Inventories	(1,294)	(16,366)
Prepaid expenses and other current and
non-current assets	(908)	(1,747)
Accounts payable	8,284	17,188
Accrued expenses and other current and
non-current liabilities	(1,361)	(785)
Income taxes payable	2,661	4,902
Net cash from operating activities	(10,990)	(17,659)
Cash flows from investing activities
Capital expenditures	(506)	(311)
Net cash from investing activities	(506)	(311)
Cash flows from financing activities
Term loan facility repayments	(4,000)	(1,125)
Purchase of common stock for treasury	(4,012)	-
Short-term debt, net	-	778
Common stock options purchased	-	(140)
Deferred financing costs	(300)	-
Net cash from financing activities	(8,312)	(487)
Effects of exchange rate changes on cash	19	29
Net decrease in cash	(19,789)	(18,428)
Cash and cash equivalents
Beginning of period	30,978	23,212
End of period	$11,189	$4,784

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$2,344	$2,695
Income taxes	$79	$129

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Maidenform Brands, Inc. and its subsidiaries (the “Company,”  “we,”  “us” or “our”) design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels including department stores and national chain stores, mass merchants (including warehouse clubs), and other (including specialty stores, off-price retailers and licensing income). In addition, we also operated 74 and 81 retail outlet stores as of April 1, 2006 and April 2, 2005, respectively, and sell products on our websites.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position as of April 1, 2006, the results of our operations for the three months ended April 1, 2006 and April 2, 2005, and cash flows for the three months ended April 1, 2006 and April 2, 2005. These adjustments consist of normal recurring adjustments. Operating results for the three months ended April 1, 2006 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2005 has been derived from our audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments,” (SFAS No. 123R) which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2006, we accounted for stock-based compensation under SFAS No. 123. For the three months ended April 1, 2006, the adoption of SFAS No. 123R did not have a material impact on our first quarter stock-based compensation. Further, we believe the adoption of SFAS No. 123R will not have a material impact on our future stock-based compensation expense.

Under SFAS No. 123R, we are required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, we will continue to use the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately be forfeited (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the consolidated statements of income.

SFAS No. 123R requires us to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. In addition, SFAS No. 123R requires us to reflect the tax savings resulting from tax deductions in excess of expense as a financing cash flow in our statement of cash flows rather than as an operating cash flow as presented in prior periods.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

2.	BENEFIT PLANS AND POSTRETIREMENT PLANS

We sponsor a defined benefit pension plan covering substantially all eligible employees not covered by the union plans. We also maintain postretirement medical benefit plans for certain eligible retirees for which postretirement benefit expense on a quarterly basis is insignificant.

The components of pension benefit expense charged to operations are as follows:
	Three months ended
	April 1, 2006	April 2, 2005

Service cost	$481	$429
Interest cost	347	308
Expected return on plan assets	(316)	(274)
Recognized net actuarial loss	33	8
Net periodic benefit cost	$545	$471

3.	STOCKHOLDERS’ EQUITY

							Accumulated
	Common		Treasury		Additional		other	Total
	stock		stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	$	Shares	$	capital	deficit	income	equity

Balance at December 31, 2005	23,488,357	$235	-	$-	$59,063	$(6,809)	$214	$52,703

Stock compensation					516			516
Treasury stock			(403,800)	(4,012)				(4,012)
Comprehensive income
Net income						6,247		6,247
Changes during the period							144	144
Total comprehensive income								6,391

Balance at April 1, 2006	23,488,357	$235	(403,800)	$(4,012)	$59,579	$(562)	$358	$55,598

4.	STOCK REPURCHASE PROGRAM

In February 2006, the Board of Directors approved a $20,000 stock repurchase program, authorizing the repurchase of our common stock. We are authorized to make repurchases from time to time in the open market pursuant to existing rules and regulations and other parameters approved by the Board of Directors. During the first quarter of fiscal 2006, we repurchased 403,800 shares of our common stock at a total cost of $4,012, at an average price per share of $9.94.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

5.	STOCK-BASED COMPENSATION

In July 2005, the Board of Directors adopted the Maidenform Brands, Inc. 2005 Stock Incentive Plan pursuant to which the Company can grant to employees, consultants and non-employee directors equity-based awards. Under this plan, 1,750,000 shares were set aside and reserved for issuance. The plan provides for a variety of vesting dates with the majority of the options vesting in an annual increment of 25% of the number of options granted over the first four years of the grant. Options granted under the plan expire no later than ten years after date of grant.

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

No stock options were granted during the three months ended April 1, 2006. The fair value of the stock options on the grant dates was $1,056 for stock options granted during the three months ended April 2, 2005. These amounts are being expensed over the vesting periods. We recorded stock compensation expense, which represents the amortization of the fair value of the stock options issued, of approximately $516 for the three months ended April 1, 2006 and $272 for the three months ended April 2, 2005.

The weighted average fair value of stock options granted during the three months ended April 2, 2005 was $11.85. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $14.50 for the three months ended April 2, 2005. The weighted average fair value of stock options granted during the full year 2005 was $7.67 and the fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $16.53 for the full year 2005.

As of April 1, 2006, there was approximately $5,400 of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. This amount is expected to be recognized over a weighted average period of 2.8 years and does not include the impact of any future stock-based compensation awards.

At April 1, 2006, the aggregate intrinsic value of shares outstanding and shares exercisable was $21,596 and $10,530, respectively. (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.)

The fair value for each stock option granted during the three months ended April 2, 2005 was estimated at the date of grant using a Black-Scholes option-pricing model, assuming the following assumptions.

Three months ended
April 2, 2005

Dividend yield	0.0%
Risk-free interest rate	4.00% - 4.10%
Expected life (years)	10
Volatility	0.0%

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

Changes in options outstanding are summarized as follows:

	Three months ended
	April 1, 2006
		Weighted
		average
	Number	exercise
	of options	price

Options outstanding,
beginning of year	3,037,871	$4.77
Options cancelled or forfeited	(74,894)	7.87

Options outstanding, at April 1, 2006	2,962,977	$4.70

Options exercisable, at April 1, 2006	1,135,283	$1.74

The following table summarizes stock options outstanding and exercisable at April 1, 2006:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Options	remaining	exercise	Number	remaining	exercise
Range of exercise prices	outstanding	contract life	price	exercisable	contract life	price

$1.82	1,025,638	8.2 years	$1.82	357,416	8.2 years	$1.82
3.64	1,025,638	8.2 years	3.64	357,416	8.2 years	3.64
11.85 - 17.00	492,000	6.3 years	16.88	750	9.0 years	14.50
0.01	317,529	6.5 years	0.01	317,529	6.5 years	0.01
0.06	102,172	5.8 years	0.06	102,172	5.8 years	0.06
	2,962,977			1,135,283

6.	COMPREHENSIVE INCOME

The changes in comprehensive income are as follows:

	Three months ended
	April 1, 2006	April 2, 2005

Net income	$6,247	$4,471
Foreign currency translation adjustments (1)	19	28
Interest rate swaps, (net of tax)	125	301
Comprehensive income	$6,391	$4,800

(1)	No tax benefit has been provided associated with the foreign currency translation adjustment due to management’s intention to permanently reinvest the earnings of our foreign subsidiaries.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

7.	INCOME TAXES

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets; changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. Our effective income tax rate for the three months ended April 1, 2006 and April 2, 2005 was 41% and 44%, respectively. The effective income tax rate for the three months ended April 2, 2005 was higher than the normal statutory income tax rate, due to non-deductible expenses primarily associated with our initial public offering in July 2005.

8.	SEGMENT INFORMATION

We report segment information in accordance with the provisions of SFAS No. 131, ‘‘Disclosures about Segments of an Enterprise and Related Information,’’ which requires segment information to be disclosed based on a ‘‘management approach.’’ The management approach refers to the internal reporting that we use for making operating decisions and assessing the performance of reportable segments. SFAS No. 131 also requires disclosure about products and services, geographic areas and major customers. For purposes of complying with SFAS No. 131, we identified our two reportable segments as ‘‘Wholesale’’ and ‘‘Retail.’’ Our wholesale sales are to department stores, national chain stores, mass merchants (including warehouse clubs), specialty stores, off-price retailers, and third party distributors servicing similar customers in foreign countries while our retail segment reflects our operations from our retail stores and Internet operations. Royalty income is also included in our wholesale segment. Within our reportable segments, wholesale includes corporate-related assets. Each segment’s results include the costs directly related to the segment’s net sales and all other costs allocated based on the relationship to consolidated net sales or units produced to support each segment’s net sales. Intersegment sales and transfers are recorded at cost and treated as a transfer of inventory.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

Information on segments and reconciliation to income before provision for income taxes, are as follows:

	Three months ended
	April 1, 2006	April 2, 2005

Net sales
Wholesale	$90,383	$90,223
Retail	10,461	9,987
Total	$100,844	$100,210

Operating income
Wholesale	$13,319	$12,348
Retail	(662)	(1,464)
Operating income	12,657	10,884
Interest expense, net	2,068	2,897
Income before provision
for income taxes	$10,589	$7,987

Depreciation and amortization
Wholesale	$606	$1,724
Retail	369	379
Total	$975	$2,103

Net sales by geographic area
United States	$95,471	$94,416
International	5,373	5,794
Total	$100,844	$100,210

Intercompany sales from wholesale
to retail	$2,354	$1,641

	April 1, 2006	December 31, 2005
Identifiable assets
Wholesale	$232,342	$221,597
Retail	25,059	25,751
Total	$257,401	$247,348

At April 1, 2006 and December 31, 2005, our five largest uncollaterized receivables represented approximately 65% and 53% of total accounts receivable, respectively.

For the three months ended April 1, 2006 and April 2, 2005, two customers in the wholesale segment each accounted for more than 10% of our consolidated net sales.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

9.	EARNINGS PER SHARE

The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three months ended
	April 1, 2006	April 2, 2005

Net income	$6,247	$4,471
Less: Preferred stock dividends	-	(1,448)
Net income available to common
shareholders	$6,247	$3,023

Weighted average number of common and
common equivalent shares outstanding:

Basic number of common shares
outstanding	23,318,657	19,800,000

Impact of dilutive securities	1,116,836	1,312,584

Dilutive number of common and common
equivalent shares outstanding	24,435,493	21,112,584

Basic earnings per common share	$0.27	$0.15
Diluted earnings per common share	$0.26	$0.14

Options to purchase approximately 492,000 shares of common stock were outstanding during the three months ended April 1, 2006, but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the shares of common stock.

10.	COMMITMENTS AND CONTINGENCIES

Purchase commitments

In the normal course of business, we enter into purchase commitments covering inventory requirements of finished goods. At April 1, 2006, we had purchase commitments of $71,220 and believe that we have adequate reserves for expected losses arising from all purchase commitments.

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

11.	ACCRUED EXPENSES AND OTHER CURRENT LIABILTIES

	April 1, 2006	December 31, 2005

Accrued wages, incentive compensation and payroll taxes	$5,453	$6,724
Accrued professional fees	1,402	1,249
Accrued trade promotions	1,599	2,277
Federal, state and local income taxes payable	3,591	930
Accrued other	7,563	7,073
	$19,608	$18,253

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report.  This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “anticipates,”  “believes,”  “estimates,”  “expects,”  “intends,”  “plans,”  “potential,”  “predicts,”  “projects” or similar words or phrases, although not all forward-looking statements contain such identifying words.  All forward-looking statements included in this report are based on information available to us on the date hereof.  It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year.  Although these expectations may change, we are under no obligation to inform you if they do.  Actual events or results may differ materially from those contained in the projections or forward-looking statements.  Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, particularly in the section captioned “PART II - OTHER INFORMATION, Item 1A - Risk Factors.”

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

We sell our products under some of the most recognized brands in the intimate apparel industry, including Maidenform, Flexees, Lilyette, Sweet Nothings, Rendezvous, Subtract, Bodymates and Self Expressions. Our Maidenform, Flexees and Lilyette brands are broadly sold in department stores and national chain stores. Our other brands are distributed through national chain stores and selected mass merchants. These other brands carry our corporate endorsement and leverage our product technology, but are separate brands with distinctly different logos. In addition to our owned brands, we also supply private brand products to selected retailers.

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

We believe we are well-positioned to capitalize on or address these trends by, among other things:

•	increasing consumer identification with our brands through further marketing investments;
•	continuing to launch innovative products, such as the Maidenform Dream collection first introduced in 2005;
•	increasing our presence in department stores and national chain stores through the use of Maidenform, Flexees, Lilyette, Rendezvous, Subtract and private brands;
•	increasing our presence in the mass merchant channel through the use of our Sweet Nothings, Bodymates, Self Expressions and private brands;
•	expanding our international presence;
•	being a marketer, rather than a manufacturer, of intimate apparel by sourcing all of our products from third-party suppliers;
•	making selective acquisitions, entering into licenses, and developing products and marketing that will complement our existing products or distribution channels; and
•	merchandising, marketing and selling private brand products to selected retailers.

Wholesale Segment

The following trends are among the key variables that will affect our wholesale segment:

Department Stores and National Chain Stores. The department stores and national chain stores are where we generally sell the Maidenform, Flexees and Lilyette brands. We plan to continue to invest in increasing our net sales with department store customers, which we believe is important to our long-term positioning in the channel. There has been a growing trend toward consolidation of department stores, such as the merger of Federated Department Stores, Inc. and May Company. As a result of planned store closings announced by Federated Department Stores, Inc., we expect sales in department stores to be lower this year but expect continued growth in the remaining department stores. We expect the rate of our future net sales growth with department stores to be moderated by the reduction in both the number of department store customers and the number of doors (distinct locations operated by a particular retailer) operated by those customers. We have grown both our market share and our net sales significantly in the past several years with national chain stores. We expect to see continued growth with national chain stores in the future as consumers continue to seek out value alternatives and as our customers in this channel continue to open new doors. We have customers located outside the United States that purchase our Maidenform, Flexees and Lilyette brands. The majority of these net sales to these customers are included in the department store and national chain store channel.

Mass Merchants. The mass merchant channel includes both mass merchants and warehouse clubs. We intend to improve our penetration with mass merchants through the use of our Sweet Nothings, Bodymates, Self Expressions and private brands. We have experienced significant growth in this channel over the past several years and expect to achieve significant growth in the future as we are able to increase both the floor space and number of doors in which our products are sold. We expect that both our net sales to this channel and our net sales to this channel as a percentage of our total net sales is likely to increase over time. Net sales to customers in the mass channel that are located outside the United States are included in this channel.

Other. Our net sales from this channel, which include sales to specialty retailers and to off-price retailers, have historically been a relatively small component of our overall net sales. We participate in private brands in the specialty retailer area as opportunities present themselves. Because of fluctuations in opportunities in this channel, we continually evaluate our growth opportunities. Our licensing income is included in this channel as well as sales to foreign distributors.

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

Income Taxes. We account for income taxes using the liability method, which recognizes the amount of income tax payable or refundable for the current year and recognizes deferred tax liabilities and assets for the future tax consequences of the events that have been recognized in the financial statements or tax returns. We routinely evaluate all deferred tax assets to determine the likelihood of their realization and record a valuation allowance if it is more likely than not that a deferred tax asset will not be realized. Net operating loss carryforwards (NOLs) enable a company to apply net operating losses incurred during a current period against a future period's profits in order to reduce cash tax liabilities in those future periods. In periods when a company is generating operating losses, its NOLs will increase. The tax effect of the NOLs is recorded as a deferred tax asset. If the company does not believe that it is more likely than not that it will be able to utilize the NOLs, it records a valuation allowance against the deferred tax asset. Additionally, Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Upon emergence from bankruptcy in 1999, our NOLs were subject to Section 382 limitations. As a result of the acquisition in 2004, we experienced a change in control, as defined by Section 382. As a result of this ownership change, the utilization of our NOLs were subject to a new annual limitation under Section 382. In addition, the sale of shares in our July 2005 initial public offering resulted in another change in control for the purpose of Section 382; however, the annual limitation of our NOLs did not change. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the 60-month period after the ownership change. Based on fair values of certain assets as determined in connection with the Acquisition and compared with those values in connection with the initial public offering, we have approximately $66.7 million of deemed built-in gains that are anticipated to be recognized or deemed recognized during the aforementioned 60-month period. At December 31, 2005, we had approximately $73.8 million of NOLs available for utilization in the years from 2006 through 2023.

Results of Operations

	Three months ended
	April 1, 2006	April 2, 2005
OPERATING DATA: (in millions)
Wholesale sales	$90.4	$90.2
Retail sales	10.4	10.0
Net sales	100.8	100.2
Cost of sales	62.8	65.9
Gross profit	38.0	34.3
Selling, general and administrative expenses	25.3	23.4
Operating income	$12.7	$10.9

	As a percentage of net sales
	Three months ended
	April 1, 2006	April 2, 2005
OPERATING DATA:
Wholesale sales	89.7%	90.0%
Retail sales	10.3	10.0
Net sales	100.0	100.0
Cost of sales	62.3	65.8
Gross profit	37.7	34.2
Selling, general and administrative expenses	25.1	23.4
Operating income	12.6%	10.9%

Our net sales are derived from two segments, wholesale and retail.  Our net sales within the wholesale segment are grouped by channel, based upon the brands we sell and the customers we sell them to, as follows: (1) department stores and national chain stores, (2) mass merchants and (3) other.

Our department stores and national chain stores channel primarily consists of sales of our Maidenform, Flexees, Lilyette, and private brands on a worldwide basis to customers within this category.  Within the mass merchant channel, we sell brands such as Sweet Nothings, Bodymates, Self Expressions and private brands that are primarily dedicated to specific customers.  These brands are all sold on a worldwide basis to mass merchants and, to a lesser degree, warehouse clubs. Our remaining sales are grouped within a channel designated as other and include private brand products sold to specialty retailers and all brand sales to off-price retail stores. In addition, licensing income is included in our other channel.

	Three months ended
	April 1, 2006	April 2, 2005	$ change	% change
Department Stores and National Chain Stores	$59.3	$51.7	$7.6	14.7%
Mass Merchant	19.1	22.5	(3.4)	-15.1%
Other	12.0	16.0	(4.0)	-25.0%
Total Wholesale	90.4	90.2	0.2	0.2%

Retail	10.4	10.0	0.4	4.0%

Total Consolidated Net Sales	$100.8	$100.2	$0.6	0.6%

In addition, our mix of products sold between bras, shapewear, and panties in the wholesale segment for the three months ended April 1, 2006 and April 2, 2005, respectively, is summarized below:

	April 1, 2006	April 2, 2005
Bras	66%	71%
Shapewear	23%	17%
Panties	11%	12%
	100%	100%

Our retail segment consists of both outlet and clearance stores. We had 74 stores as of April 1, 2006 compared to 81 stores as of April 2, 2005. During the first three months of 2006 and 2005, we had no store openings or closings.

Net Sales

Consolidated net sales increased by $0.6 million from $100.2 million for the three months ended April 2, 2005 to $100.8 million for the three months ended April 1, 2006. This increase is despite a 27.5% consolidated net sales gain in the first quarter of 2005 that was driven by two specific product rollouts from one mass merchant customer and one chain store customer. Although these product rollout events resulted in a 32.5% increase in wholesale segment net sales for that period, our wholesale segment net sales increased by $0.2 million from $90.2 million for the three months ended April 2, 2005 to $90.4 million for the three months ended April 1, 2006. Total international sales, which is included in the wholesale segment, decreased by $0.4 million from $5.8 million for the three months ended April 2, 2005 to $5.4 million for the three months ended April 1, 2006 primarily from slightly lower sales in the United Kingdom. Net sales in our retail segment increased $0.4 million, or 4.0%, from $10.0 million for the three months ended April 2, 2005 to $10.4 million for the three months ended April 1, 2006.

Wholesale net sales are derived from the following channels: department stores and national chain stores; mass merchants; and other. Our department stores and national chain stores net sales increased by $7.6 million, or 14.7%, from $51.7 million for the three months ended April 2, 2005 to $59.3 million for the three months ended April 1, 2006. This increase was driven by strong sales particularly in Maidenform bras, Flexees and Lilyette, in addition to new door growth and increased allotted selling space with certain customers. This year-over-year performance is despite a rollout of a specific panty program to one chain store customer for $2.0 million that occurred in the first quarter of 2005, as well as selected door closures from Federated Department Stores and Mervyns. Our mass merchant channel net sales decreased by $3.4 million, or 15.1%, from $22.5 million for the three months ended April 2, 2005 to $19.1 million for the three months ended April 1, 2006. This decrease was due to a more challenging year-over-year comparison from an $8.0 million product placement in all domestic stores for one mass merchant customer that occurred in the first quarter of 2005, largely offset by continued replenishment orders as well as higher sales with another mass merchant customer due to the successful introduction of their customized private label initiative. Other net sales, which include sales to specialty retailers, off-price retailers and licensing income, decreased by $4.0 million, or 25%, from $16.0 million for the three months ended April 2, 2005 to $12.0 million for the three months ended April 1, 2006, primarily due to a non-recurring program with a specialty retailer that occurred in the first quarter of 2005, along with reduced sales to off-price retailers.  We continue to work with the aforementioned specialty retailer on other product introductions.

In our retail segment, we had 74 outlet stores as of April 1, 2006 compared to 81 outlet stores as of April 2, 2005.  Same store sales, defined as sales from stores open for more than one year, increased by 6.8% for the three months ended April 1, 2006, due primarily to increased promotional offerings and overall product mix. Net sales in our retail segment increased by $0.4 million, or 4%, from $10.0 million for the three months ended April 2, 2005 to $10.4 million for the three months ended April 1, 2006. Internet sales more than doubled to $0.7 million for the three months ended April 1, 2006 from $0.3 million for the three months ended April 2, 2005.

Gross Profit

Consolidated gross profit increased by $3.7 million, or 10.8%, from $34.3 million for the three months ended April 2, 2005 to $38.0 million for the three months ended April 1, 2006. As a percentage of net sales, gross margin increased by 3.5 percentage points from 34.2% for the three months ended April 2, 2005 to 37.7% for the three months ended April 1, 2006.

Gross profit as a percentage of sales for the wholesale segment was 35.7% for the three months ended April 1, 2006 as compared to 32.5% for the three months ended April 2, 2005. Our gross margins for the three months ended April 2, 2005 had been negatively affected by $1.3 million, or 1.4 percentage points, from plant closing costs, including negative manufacturing variances associated with the closing of the production plants and losses on the sale of production assets disposed. The margin improvement in the first quarter of 2006 was primarily due to a shift in channel and product mix with stronger sales from the Maidenform bras, Flexees and Lilyette brands.

Gross profit for the retail segment was 54.8% for the three months ended April 1, 2006 as compared to 50.0% for the three months ended April 2, 2005. Our gross margins for the three months ended April 1, 2006 were favorably impacted by increased internet sales and a change in sales mix in our retail stores.

Selling, General and Administrative Expenses (SG&A)

Consolidated SG&A increased by $1.9 million, or 8.1%, from $23.4 million for the three months ended April 2, 2005 to $25.3 million for the three months ended April 1, 2006. As a percentage of net sales, SG&A increased from 23.4% for the three months ended April 2, 2005 to 25.1% for the three months ended April 1, 2006.

SG&A for our wholesale segment, which includes corporate-related expenses, increased by $1.9 million, or 11.2%, from $17.0 million for the three months ended April 2, 2005 to $18.9 million for the three months ended April 1, 2006. As a percentage of net sales, wholesale segment SG&A increased from 18.8% for the three months ended April 2, 2005 to 20.9% for the three months ended April 1, 2006. The increase of $1.9 million is a result of payroll and related benefits, primarily incentive compensation, stock-based compensation expense, severance and benefits, and public company expenses now included in SG&A but not included in the first quarter of 2005 of $2.6 million and other expenses of $0.3 million. Partially offsetting these increases were non-recurring initial public offering expenses of $0.6 million and restructuring expenses of $0.4 million that were incurred in the first quarter of 2005.

SG&A for our retail segment remained flat at $6.4 million for the three months ended April 1, 2006 and April 2, 2005. As a percentage of net sales, SG&A for the retail segment decreased from 64.0% for the three months ended April 2, 2005 to 61.5% for the three months ended April 1, 2006.

Operating Income

Our consolidated operating income increased by $1.8 million, or 16.5%, from $10.9 million for the three months ended April 2, 2005 to $12.7 million for the three months ended April 1, 2006. Consolidated operating income as a percentage of net sales increased to 12.6% for the three months ended April 1, 2006 from 10.9% for the three months ended April 2, 2005. Our operating income for the three months ended April 2, 2005 was reduced by non-recurring negative manufacturing variance associated with the closing of production plants and loss on sale of assets disposed that totaled $1.3 million, along with non-recurring initial public offering expenses of $0.6 million and restructuring expenses of $0.4 million.

For the foregoing reasons, operating income for the wholesale segment increased by $1.1 million, or 8.9%, from $12.3 million for the three months ended April 2, 2005 to $13.4 million for the three months ended April 1, 2006.

Operating income for the retail segment was a loss of ($0.7) million during the three months ended April 1, 2006 as compared to a loss of $(1.4) million during the three months ended April 2, 2005.

Interest Expense, Net

Interest expense, net decreased by $0.8 million, or 27.6%, from $2.9 million for the three months ended April 2, 2005 to $2.1 million for the three months ended April 1, 2006. This decrease was primarily a result of having lower average debt outstanding and benefiting from a lower interest rate of LIBOR plus 1.75%. The lower rate resulted from the June 29, 2005 amendment to our credit facility. The average balance of total debt outstanding decreased from $148.5 million for the three months ended April 2, 2005 to $137.4 million for the three months ended April 1, 2006, and the average interest rate during the three months ended April 2, 2005 was 6.9% as compared to a 6.0% average interest rate during the three months ended April 1, 2006.

Income Tax Expense

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. Our effective income tax rate for the three months ended April 2, 2005 was approximately 44% as compared to an effective income tax rate for the three months ended April 1, 2006 of approximately 41%.  The effective income tax rate for the three months ended April 2, 2005 was higher than the normal statutory income tax rate, due to non-deductible expenses primarily associated with our initial public offering in July 2005.

Because of significant net operating loss carryforwards (NOLs) available to offset income taxes payable, our cash income taxes to be paid will be at a rate significantly lower than our effective income tax rate. These NOLs have the effect of reducing the effective income tax rate as reported on our income statement to a lower income tax rate to be paid on a cash basis.

Net Income

For the foregoing reasons, our net income increased by $1.8 million, or 40.0%, from $4.5 million for the three months ended April 2, 2005 to $6.2 million for the three months ended April 1, 2006.

Preferred Stock Dividends

For the three months ended April 2, 2005, preferred stock dividends include the accrual of $1.4 million of preferred stock dividends. All outstanding shares of preferred stock, including shares of preferred stock acquired upon the exercise of all outstanding options to purchase shares of our preferred stock, were redeemed in connection with our initial public offering in July 2005.

Net Income Available to Common Stockholders

For the foregoing reasons, the net income available to common stockholders increased by $3.2 million from $3.0 million for the three months ended April 2, 2005 to $6.2 million for the three months ended April 1, 2006.

Liquidity and Capital Resources

Operating activities. Cash flows used in operating activities were $11.0 million in the three months ended April 1, 2006 compared to cash flows used in operating activities of $17.7 million in the three months ended April 2, 2005. The decrease in cash used in operating activities during the three months ended April 1, 2006 as compared to the three months ended April 2, 2005 was primarily related to changes in inventory and accounts payable. The increase in inventories for the three months ended April 1, 2006 was $1.3 million compared to an increase of $16.4 million for the three months ended April 2, 2005. The increase in accounts payable for the three months ended April 1, 2006 was $8.3 million compared to an increase of $17.2 million for the three months ended April 2, 2005. These increases in 2005 were a result of several factors including, among other things, abnormally lower inventories at the end of fiscal 2004 caused by the China safeguard that restricted us from receiving certain of our bra products into inventory in December 2004. This resulted in normal inventory flow shifting from December 2004 into the three months ended April 2, 2005.

Investing activities. Cash flows used in investing activities were $0.5 million in the three months ended April 1, 2006 compared to cash flows used in investing activities of $0.3 million in the three months ended April 2, 2005.

Financing activities. Cash flows used in financing activities were $8.3 million in the three months ended April 1, 2006 compared to cash flows used in financing activities of $0.5 million in the three months ended April 2, 2005. The increase in cash used in financing activities is primarily due to voluntary prepayments against our credit facility and the repurchase of common stock for treasury stock as part of our $20 million stock repurchase program, described below.

In February 2006, the Board of Directors approved a stock repurchase program in an amount up to $20 million. Through April 1, 2006, we repurchased $4.0 million of common stock at an average price of $9.94. The stock repurchase program, which is open-ended, allows us to repurchase our shares of common stock on the open market, depending on market conditions and corporate consideration, from available cash flow and borrowings under our revolving facility. Our credit facility was amended to permit the borrowings to fund the stock repurchase program, subject to certain restrictions and limitations set forth in the amendment to our credit facility.

We believe that our existing cash balances and available borrowings under our revolving facility, along with our future cash flow from operations, will enable us to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

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

The following table summarizes our significant contractual obligations and commercial commitments at April 1, 2006 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional details regarding these obligations are provided in the notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

	Balance of
	fiscal	In fiscal	In fiscal	In fiscal	In fiscal
(in millions)	2006	2007	2008	2009	2010	Thereafter	Total

Long-term debt (1)	$-	$-	$-	$33.4	$100.1	$-	$133.5
Interest on long-term debt (2)	6.5	8.7	8.7	8.7	3.3	-	35.9
Operating leases	3.9	3.8	2.9	1.6	1.0	3.0	16.2
Total financial obligations	10.4	12.5	11.6	43.7	104.4	3.0	185.6
Purchase obligations (3)	71.2	-	-	-	-	-	71.2
Total financial obligations and commitments	$81.6	$12.5	$11.6	$43.7	$104.4	$3.0	$256.8

(1) For the years 2006 through the expiration date of our credit facility, we may be required to make annual consolidated excess cash flow payments depending on applicable leverage ratios. On May 2, 2006, we made a voluntary payment of $3.5 million which is not reflected in the above table.
(2) The interest rate for the variable portion of long-term debt was the rate in effect at April 1, 2006.
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

In addition to the total contractual obligations and commitments included in the table above, we have pension and postretirement benefit obligations included in other non-current liabilities.

Contingent Commitments and Contingencies

We also have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur. We do not currently expect that the remaining contingent commitments will result in any amounts being paid by us.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk. We do not believe that we have significant foreign currency transactional exposures. For the three months ended April 1, 2006, $5.5 million of our total net sales were in currencies other than U.S. dollars. During the three months ended April 1, 2006, our net sales were unfavorably impacted by $0.2 million due to foreign exchange rates. Most of our purchases are denominated in U.S. dollars. Approximately 70% of our total sourcing is concentrated in two foreign countries, China and Indonesia. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

Interest Rate Risk. Interest rate risk is managed through a combination of variable and fixed rate debt composed of long-term instruments. The objective is to maintain a cost-effective mix that we deem appropriate and have entered into interest rate swap agreements to maintain that balance. At April 1, 2006, our debt portfolio was composed of variable-rate debt of which we hedge approximately 22% to a fixed-rate. With respect to our variable-rate debt, a 1% change in interest rates would be immaterial.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 1, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal controls over financial reporting during the quarter ended April 1, 2006 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings. We are subject to various claims and legal actions arising from time to time in the ordinary course of business. We do not believe that the outcome of any of these proceedings will have a material adverse effect on our financial conditions, results of operations or cash flows.

Item 1A. Risk Factors

Risks that could have a negative impact on our business, results of operations and financial condition include: our growth cannot be assured and any growth may be unprofitable; our history of losses; potential fluctuations in our results of operations or rate of growth; our dependence on a limited number of customers; we have larger competitors with greater resources; retail trends in the intimate apparel industry, including consolidation and continued growth in the development of private brands, resulting in downward pressure on prices, reduced floor space and other harmful changes; failure to anticipate, identify or promptly react to changing trends, styles, or consumer preferences; our substantial leverage could adversely affect our financial condition; external events may disrupt our supply chain, result in increased cost of goods or an inability to deliver our products; events which result in difficulty in procuring or producing products on a cost-effective basis; increases in the prices of raw materials; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; foreign currency exposure; unanticipated internal control weaknesses or ineffective disclosure controls and procedures; and the sufficiency of cash to fund operations and capital expenditures. This list is intended to identify only certain of the principal factors that could have a material and adverse impact on our business, results of operations and financial condition.  A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K, filed on March 29, 2006.

There are no material changes to the risk factors described in the Form 10-K, filed on March 29, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.
(b) None.
(c) Issuer purchases of equity securities:
			Total number	Maximum
			of shares	dollar
	Total		repurchased	value of shares
	number	Average	as part of publicly	that may yet be
	of shares	price paid	announced	purchased under
Period	purchased	per share	program (1)	the program (1)

January 1, 2006 - February 4, 2006	-	$-	-	$-
February 5 - March 4, 2006	344,000	$9.87	344,000	$16,604,720
March 5 - April 1, 2006	59,800	$10.32	59,800	$15,987,584

Total	403,800	$9.94	403,800

(1) In February 2006, the Board of Directors approved a $20 million stock repurchase program, authorizing the repurchase of our common stock. We are authorized to make repurchases from time to time in the open market as market conditions warrant and pursuant to other parameters set by our Board of Directors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

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

MAIDENFORM BRANDS, INC. (Registrant)

Date: May 10, 2006	By:	/s/ Dorvin D. Lively
Name: Dorvin D. Lively
Title: Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002