Form 10-Q
period 2006-07-01
Maidenform Brands, Inc.
filed 2006-08-09
CIK 1323531

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

As of August 4, 2006, there were 22,914,498 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)
	July 1, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$17,654	$30,978
Accounts receivable, net	59,338	34,169
Inventories	41,824	35,255
Deferred income taxes	8,724	8,724
Prepaid expenses and other current assets	9,421	8,059
Total current assets	136,961	117,185
Property, plant and equipment, net	17,904	18,230
Goodwill	7,884	7,884
Intangible assets, net	100,257	100,838
Other non-current assets	2,983	3,211
Total assets	$265,989	$247,348

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$30,922	$19,212
Accrued expenses and other current liabilities	24,179	18,253
Total current liabilities	55,101	37,465
Long-term debt	125,000	137,500
Deferred income taxes	13,600	10,754
Other non-current liabilities	8,873	8,926
Total liabilities	202,574	194,645

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock - $0.01 par value; 10,000,000 shares authorized and none issued and outstanding	-	-
Common stock - $0.01 par value; 100,000,000 shares authorized; 23,488,357 shares
issued and 22,914,498 outstanding at July 1, 2006 and 23,488,357 issued and outstanding at December 31, 2005	235	235
Additional paid-in capital	60,088	59,063
Retained earnings (accumulated deficit)	8,856	(6,809)
Accumulated other comprehensive income	278	214
Treasury stock (573,859 shares at an average price of $10.53)	(6,042)	-
Total stockholders’ equity	63,415	52,703
Total liabilities and stockholders’ equity	$265,989	$247,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net sales	$117,139	$102,291	$217,983	$202,501
Cost of sales	72,923	64,283	135,788	130,173
Gross profit	44,216	38,008	82,195	72,328

Selling, general and administrative expenses	26,121	24,735	51,443	48,171
Operating income	18,095	13,273	30,752	24,157

Interest expense, net	2,201	8,007	4,269	10,904
Income before provision for income taxes	15,894	5,266	26,483	13,253
Income tax expense	6,476	2,703	10,818	6,219
Net income	9,418	2,563	15,665	7,034

Preferred stock dividends and changes in redemption value	-	(14,102)	-	(15,550)
Net income (loss) available to common stockholders	$9,418	$(11,539)	$15,665	$(8,516)
Basic earnings (loss) per common share	$0.41	$(0.58)	$0.68	$(0.43)
Diluted earnings (loss) per common share	$0.39	$(0.58)	$0.65	$(0.43)
Basic weighted average number of shares outstanding	22,996,480	19,800,000	23,157,568	19,800,000
Diluted weighted average number of shares outstanding	24,118,332	19,800,000	24,276,912	19,800,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six months ended
	July 1, 2006	July 2, 2005
Cash flows from operating activities
Net income	$15,665	$7,034
Adjustments to reconcile net income to net cash
from operating activities
Depreciation and amortization	1,394	4,253
Amortization of intangible assets	581	580
Amortization of deferred financing costs	427	5,561
Stock-based compensation	1,045	606
Deferred income taxes	2,846	3,712
Other non-cash items	-	488
Net changes in operating assets and liabilities
Accounts receivable	(25,169)	(27,882)
Inventories	(6,569)	(12,843)
Prepaid expenses and other current and non-current assets	(996)	(4,147)
Accounts payable	11,710	8,676
Accrued expenses and other current and non-current liabilities	1,771	(3,379)
Income taxes payable	4,102	4,528
Net cash from operating activities	6,807	(12,813)
Cash flows from investing activities
Capital expenditures	(1,068)	(950)
Proceeds from sale of assets	-	920
Net cash from investing activities	(1,068)	(30)
Cash flows from financing activities
Term loan facility repayments	(12,500)	(58,787)
Purchase of common stock for treasury	(6,098)	-
Stock options exercised	36	-
Deferred financing costs	(300)	(2,428)
Term loan facility borrowings	-	61,037
Stock options purchased	-	(140)
Special cash dividends paid to preferred stockholders	-	(13,320)
Short-term debt, net	-	445
Borrowings under revolving facility	-	10,000
Net cash from financing activities	(18,862)	(3,193)
Effects of exchange rate changes on cash	(201)	8
Net decrease in cash	(13,324)	(16,028)
Cash and cash equivalents
Beginning of period	30,978	23,212
End of period	$17,654	$7,184

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$4,756	$5,258
Income taxes	$3,722	$1,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
Maidenform Brands, Inc. and its subsidiaries (the “Company,”  “we,”  “us” or “our”) design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels including department stores and national chain stores, mass merchants (including warehouse clubs), and other (including specialty retailers, off-price retailers and licensing income). In addition, we also operated 75 and 81 retail outlet stores as of July 1, 2006 and July 2, 2005, respectively, and sell products on our websites.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position at July 1, 2006, the results of our operations for the three and six months ended July 1, 2006 and July 2, 2005, and cash flows for the six months ended July 1, 2006 and July 2, 2005. These adjustments consist of normal recurring adjustments. Operating results for the three and six-month periods ended July 1, 2006 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2005 has been derived from our audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Stock-Based Compensation
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments,” (SFAS No. 123R) which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2006, we accounted for stock-based compensation under SFAS No. 123. The adoption of SFAS No. 123R did not have a material impact on our stock-based compensation expense for the three and six-month periods ended July 1, 2006. Further, we believe the adoption of SFAS No. 123R will not have a material impact on our future stock-based compensation expense.

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

2. DEBT

	July 1, 2006	December 31, 2005
Long-term debt
Term loan facility	$125,000	$137,500

At July 1, 2006, we had $125,000 outstanding under our term loan, $0 outstanding under our revolving facility with $47,718 available for borrowings under the revolving facility, after giving effect to $2,282 of outstanding letters of credit. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. We were in compliance with all debt covenants at July 1, 2006.

Payments due on long-term debt during each of the five years subsequent to July 1, 2006, are as follows:

Balance of fiscal 2006	$-
In fiscal 2007	-
In fiscal 2008	-
In fiscal 2009	28,726
In fiscal 2010	96,274

3. BENEFIT PLANS AND POSTRETIREMENT PLANS

We sponsor a defined benefit pension plan covering substantially all eligible employees not covered by the union plans. We also maintain postretirement medical benefit plans for certain eligible retirees for which postretirement benefit expense on a quarterly basis is insignificant.

The components of pension benefit expense charged to operations are as follows:

	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Service cost	$481	$429	$962	$858
Interest cost	347	308	694	616
Expected return on plan assets	(316)	(274)	(632)	(548)
Recognized net actuarial loss	33	8	66	16
Net periodic benefit cost	$545	$471	$1,090	$942

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

4. STOCKHOLDERS’ EQUITY

						Retained	Accumulated
	Common		Treasury		Additional	earnings	other	Total
	stock		stock		paid-in	(accumulated	comprehensive	stockholders'
	Shares	$	Shares	$	capital	deficit)	income	equity

Balance at December 31, 2005	23,488,357	$235	-	$-	$59,063	$(6,809)	$214	$52,703

Stock compensation					1,045			1,045
Purchase of common stock for treasury			(579,400)	(6,098)				(6,098)
Stock options exercised			5,541	56	(20)			36
Comprehensive income
Net income						15,665		15,665
Changes during the period							64	64
Total comprehensive income								15,729

Balance at July 1, 2006	23,488,357	$235	(573,859)	$(6,042)	$60,088	$8,856	$278	$63,415

5. STOCK REPURCHASE PROGRAM

In February 2006, the Board of Directors approved a $20,000 stock repurchase program, authorizing the repurchase of our common stock. We are authorized to make repurchases from time to time in the open market pursuant to existing rules and regulations and other parameters approved by the Board of Directors. During the six months ended July 1, 2006, we repurchased 579,400 shares of our common stock at a total cost of $6,098, at an average price per share of $10.53.

6. STOCK-BASED COMPENSATION

In July 2005, the Board of Directors adopted the Maidenform Brands, Inc. 2005 Stock Incentive Plan pursuant to which the Company can grant to employees, consultants and non-employee directors equity-based awards. Under this plan, 1,750,000 shares were set aside and reserved for issuance. The plan provides for a variety of vesting dates with the majority of the options vesting in annual increments of 25% of the number of options granted over the first four years of the grant. Options granted under the plan expire no later than ten years after date of grant.

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

The fair value of the stock options on the grant dates were $230 and $1,056, for stock options granted during the six-month period ended July 1, 2006 and July 2, 2005, respectively. These amounts are being expensed over the vesting periods. We recorded stock compensation expense, which represents the amortization of the fair value of the stock options issued, of approximately $529 and $1,045 for the three and six months ended July 1, 2006, respectively, and $334 and $606 for the three and six months ended July 2, 2005, respectively.

The weighted average fair value of stock options granted during the six months ended July 1, 2006 was $4.46. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $11.42 for the six months ended July 1, 2006. The weighted average fair value of stock options granted during the six months ended July 2, 2005 was $11.85. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $14.50 for the six months ended July 2, 2005. The weighted average fair value of stock options granted during the full year 2005 was $7.67 and the fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $16.53 for the full year 2005.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

At July 1, 2006, there was approximately $5,057 of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. This amount is expected to be recognized over a weighted average period of 2.6 years and does not include the impact of any future stock-based compensation awards.

At July 1, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $22,488 and $13,083, respectively. (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.)

The fair value for each stock option granted during the six months ended July 1, 2006 and July 2, 2005 was estimated at the date of grant using a Black-Scholes option-pricing model, assuming the following assumptions.

	Six months ended
	July 1, 2006	July 2, 2005

Dividend yield	0.0%	0.0%
Risk-free interest rate	4.89% - 4.95%	4.00% - 4.10%
Expected life (years)	4 - 5	10
Volatility	39.40%	0.0%

Changes in options outstanding are summarized as follows:

	Six months ended
	July 1, 2006
		Weighted
		average
	Number	exercise
	of options	price

Options outstanding,
beginning of year	3,037,871	$4.77
Options granted	51,574	11.42
Options exercised	(5,541)	3.64
Options cancelled or forfeited	(84,219)	8.15

Options outstanding, at July 1, 2006	2,999,685	$4.80

Options exercisable, at July 1, 2006	1,378,380	$1.91

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

The following table summarizes stock options outstanding and exercisable at July 1, 2006:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Options	remaining	exercise	Number	remaining	exercise
Range of exercise prices	outstanding	contract life	price	exercisable	contract life	price

$1.82	1,023,476	8.0 years	$1.82	480,350	7.9 years	$1.82
3.64	1,017,935	8.0 years	3.64	477,579	7.9 years	3.64
11.11 - 17.00	538,573	6.2 years	16.36	750	8.8 years	14.50
0.01	317,529	6.3 years	0.01	317,529	6.3 years	0.01
0.06	102,172	5.6 years	0.06	102,172	5.6 years	0.06
	2,999,685			1,378,380

7. COMPREHENSIVE INCOME

The changes in comprehensive income are as follows:

	Six months ended
	July 1, 2006	July 2, 2005

Net income	$15,665	$7,034
Foreign currency translation adjustments (1)	(201)	8
Interest rate swaps, (net of tax)	265	170
Comprehensive income	$15,729	$7,212

(1)	No tax benefit has been provided associated with the foreign currency translation adjustment due to management’s intention to permanently reinvest the earnings of our foreign subsidiaries.

8. INCOME TAXES

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets; changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. Our effective income tax rate for the three and six months ended July 1, 2006 was 40.7% and 40.8%, respectively, as compared to an effective income tax rate for the three and six months ended July 2, 2005 of 51.3% and 46.9%, respectively. The effective income tax rate for the three and six months ended July 2, 2005 was higher than the normal statutory income tax rate, due to the tax effect of non-deductible expenses associated with our initial public offering in July 2005.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

9. SEGMENT INFORMATION

We report segment information in accordance with the provisions of SFAS No. 131, ‘‘Disclosures about Segments of an Enterprise and Related Information,’’ which requires segment information to be disclosed based on a ‘‘management approach.’’ The management approach refers to the internal reporting that we use for making operating decisions and assessing the performance of reportable segments. SFAS No. 131 also requires disclosure about products and services, geographic areas and major customers. For purposes of complying with SFAS No. 131, we identified our two reportable segments as ‘‘Wholesale’’ and ‘‘Retail.’’ Our wholesale sales are to department stores, national chain stores, mass merchants (including warehouse clubs), specialty retailers, off-price retailers, and third party distributors servicing similar customers in foreign countries while our retail segment reflects our operations from our retail stores and Internet operations. Royalty income is also included in our wholesale segment. Within our reportable segments, wholesale includes corporate-related assets. Each segment’s results include the costs directly related to the segment’s net sales and all other costs allocated based on the relationship to consolidated net sales or units produced to support each segment’s net sales. Intersegment sales and transfers are recorded at cost and treated as a transfer of inventory.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

Information on segments and reconciliation to income before provision for income taxes, are as follows:

	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net sales
Wholesale	$102,639	$87,526	$193,022	$177,749
Retail	14,500	14,765	24,961	24,752
Total	$117,139	$102,291	$217,983	$202,501

Operating income
Wholesale	$16,447	$12,411	$29,766	$24,759
Retail	1,648	862	986	(602)
Operating income	18,095	13,273	30,752	24,157
Interest expense, net	2,201	8,007	4,269	10,904
Income before provision for income taxes	$15,894	$5,266	$26,483	$13,253

Depreciation and amortization
Wholesale	$658	$2,340	$1,264	$4,064
Retail	342	390	711	769
Total	$1,000	$2,730	$1,975	$4,833

Net sales by geographic area
United States	$108,299	$95,345	$203,770	$189,761
International	8,840	6,946	14,213	12,740
Total	$117,139	$102,291	$217,983	$202,501

Intercompany sales from wholesale to retail	$4,266	$1,388	$6,620	$3,029

	July 1, 2006	December 31, 2005
Identifiable assets
Wholesale	$239,716	$221,597
Retail	26,273	25,751
Total	$265,989	$247,348

At July 1, 2006 and December 31, 2005, our five largest uncollaterized receivables represented approximately 64% and 53% of total accounts receivable, respectively. For the three months ended July 1, 2006, two customers in the wholesale segment each accounted for more than 10% of our consolidated net sales as compared to one customer in the wholesale segment for the three months ended July 2, 2005. For the six months ended July 1, 2006 and July 2, 2005, two customer in the wholesale segment each accounted for more than 10% of our consolidated net sales.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

10. EARNINGS PER SHARE

The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:
	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net income	$9,418	$2,563	$15,665	$7,034
Less: Preferred stock dividends and
changes in redemption value	-	(14,102)	-	(15,550)
Net income (loss) available to common
stockholders	$9,418	$(11,539)	$15,665	$(8,516)
Weighted average number of common and
common equivalent shares outstanding:
Basic number of common shares outstanding	22,996,480	19,800,000	23,157,568	19,800,000

Impact of dilutive securities	1,121,852	-	1,119,344	-

Dilutive number of common and common equivalent shares outstanding	24,118,332	19,800,000	24,276,912	19,800,000

Basic earnings (loss) per common share	$0.41	$(0.58)	$0.68	$(0.43)
Diluted earnings (loss) per common share	$0.39	$(0.58)	$0.65	$(0.43)

Options to purchase approximately 497,000 and 494,500 shares of common stock outstanding during the three and six months ended July 1, 2006, respectively, were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the shares of common stock.

Options to purchase approximately 1,343,688 and 1,328,126 shares of common stock outstanding during the three and six months ended July 2, 2005 respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

11. COMMITMENTS AND CONTINGENCIES

Purchase commitments

In the normal course of business, we enter into purchase commitments covering inventory requirements of finished goods. At July 1, 2006, we had purchase commitments of $77,435 and believe that we have adequate reserves for expected losses arising from all purchase commitments.

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	July 1, 2006	December 31, 2005

Accrued wages, incentive compensation and payroll taxes	$6,377	$6,724
Accrued professional fees	1,680	1,249
Accrued trade promotions	2,051	2,277
Federal, state and local income taxes payable	5,032	930
Accrued other	9,039	7,073
	$24,179	$18,253

13. RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this interpretation.

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

Management Overview

We are a global intimate apparel company with a portfolio of established, well-known brands, top-selling products and an iconic heritage. We design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels, including department stores and national chain stores, mass merchants (including warehouse clubs), other (including specialty retailers, off-price retailers and licensing income), our company-operated outlet stores and our websites.

We sell our products under some of the most recognized brands in the intimate apparel industry, including Maidenform®, Flexees®, Lilyette®, Sweet Nothings®, Rendezvous®, Subtract®, Bodymates® and Self Expressions®. Our Maidenform®, Flexees® and Lilyette® brands are broadly sold in department stores and national chain stores. Our other brands are distributed through national chain stores and selected mass merchants. These other brands carry our corporate endorsement and leverage our product technology, but are separate brands with distinctly different logos. In addition to our owned brands, we also supply private brand products to selected retailers.

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
• continuing to launch innovative products;
• increasing our presence in department stores and national chain stores through the use of Maidenform®, Flexees®, Lilyette®, Rendezvous®, Subtract® and private brands;
• increasing our presence in the mass merchant channel through the use of our Sweet Nothings®, Bodymates®, Self Expressions® and private brands;
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

Wholesale Segment

The following trends are among the key variables that will affect our wholesale segment:

Department Stores and National Chain Stores. The department stores and national chain stores are where we generally sell the Maidenform®, Flexees® and Lilyette® brands. We plan to continue to invest in increasing our net sales with department store customers, which we believe is important to our long-term positioning in the channel. There has been a growing trend toward consolidation of department stores, such as the merger of Federated Department Stores, Inc. and May Company. We expect the rate of our future net sales growth with department stores to be moderated by the reduction in both the number of department store customers and the number of doors (distinct locations operated by a particular retailer) operated by those customers. We have grown both our market share and our net sales significantly in the past several years with national chain stores. We expect to see continued growth with national chain stores in the future as consumers continue to seek out value alternatives and as our customers in this channel continue to open new doors. We have customers located outside the United States that purchase our Maidenform®, Flexees® and Lilyette® brands. The majority of these net sales to these customers are included in the department store and national chain store channel.

Mass Merchants. The mass merchant channel includes both mass merchants and warehouse clubs. We intend to improve our penetration with mass merchants through the use of our brands Sweet Nothings®, Bodymates®, and Self Expressions® as well as private brands. We have experienced significant growth in this channel over the past several years and expect to achieve significant growth in the future as we are able to increase both the floor space and number of doors in which our products are sold. We expect that both our net sales to this channel and our net sales to this channel as a percentage of our total net sales is likely to increase over time. Net sales to customers in the mass channel that are located outside the United States are included in this channel.

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

Income Taxes. We account for income taxes using the liability method, which recognizes the amount of income tax payable or refundable for the current year and recognizes deferred tax liabilities and assets for the future tax consequences of the events that have been recognized in the financial statements or tax returns. We routinely evaluate all deferred tax assets to determine the likelihood of their realization and record a valuation allowance if it is more likely than not that a deferred tax asset will not be realized. Net operating loss carryforwards (NOLs) enable a company to apply net operating losses incurred during a current period against a future period's profits in order to reduce cash tax liabilities in those future periods. In periods when a company is generating operating losses, its NOLs will increase. The tax effect of the NOLs is recorded as a deferred tax asset. If the company does not believe that it is more likely than not that it will be able to utilize the NOLs, it records a valuation allowance against the deferred tax asset. Additionally, Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the 60-month period after the ownership change. Upon emergence from bankruptcy in 1999, our NOLs were subject to Section 382 limitations. As a result of the acquisition in 2004, we experienced a change in control as defined by Section 382. As a result of this ownership change, the utilization of our NOLs were subject to a new annual limitation under Section 382. In addition, the sale of shares in our July 2005 initial public offering resulted in another change in control for the purpose of Section 382; however, the annual limitation of our NOLs did not change. At December 31, 2005, we had approximately $73.8 million of NOLs available for utilization in the years from 2006 through 2023.

Results of Operations

	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
OPERATING DATA: (in millions)
Wholesale sales	$102.6	$87.5	$193.0	$177.7
Retail sales	14.5	14.8	25.0	24.8
Net sales	117.1	102.3	218.0	202.5
Cost of sales	72.9	64.3	135.8	130.2
Gross profit	44.2	38.0	82.2	72.3
Selling, general and administrative expenses	26.1	24.7	51.4	48.1
Operating income	$18.1	$13.3	$30.8	$24.2

	As a percentage of net sales
	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
OPERATING DATA:
Wholesale sales	87.6%	85.5%	88.5%	87.8%
Retail sales	12.4	14.5	11.5	12.2
Net sales	100.0	100.0	100.0	100.0
Cost of sales	62.3	62.9	62.3	64.3
Gross profit	37.7	37.1	37.7	35.7
Selling, general and administrative expenses	22.3	24.1	23.6	23.8
Operating income	15.5%	13.0%	14.1%	12.0%

Our net sales are derived from two segments, wholesale and retail.  Our net sales within the wholesale segment are grouped by channel, based upon the brands we sell and the customers we sell them to, as follows: (1) department stores and national chain stores, (2) mass merchants and (3) other.

Our department stores and national chain stores channel primarily consists of sales of our Maidenform®, Flexees®, Lilyette®, and private brands on a worldwide basis to customers within this category.  Within the mass merchant channel, we sell brands such as Sweet Nothings®, Bodymates®, Self Expressions® and private brands that are primarily dedicated to specific customers.  These brands are all sold on a worldwide basis to mass merchants and, to a lesser degree, warehouse clubs. Our remaining sales are grouped within a channel designated as other and include private brand products sold to specialty retailers and all brand sales to off-price retail stores. In addition, licensing income is included in our other channel.

	Three months ended				Six months ended
	July 1, 2006	July 2, 2005	$ change	% change	July 1, 2006	July 2, 2005	$ change	% change
Department Stores and
National Chain Stores	$59.6	$53.9	$5.7	10.6%	$118.9	$105.6	$13.3	12.6%
Mass Merchant	31.0	22.7	8.3	36.6%	50.1	45.2	4.9	10.8%
Other	12.0	10.9	1.1	10.1%	24.0	26.9	(2.9)	-10.8%
Total Wholesale	102.6	87.5	15.1	17.3%	193.0	177.7	15.3	8.6%

Retail	14.5	14.8	(0.3)	-2.0%	25.0	24.8	0.2	0.8%

Total Consolidated Net Sales	$117.1	$102.3	$14.8	14.5%	$218.0	$202.5	$15.5	7.7%

Our retail segment consists of outlet stores, clearance stores and internet sales. We had 75 stores as of July 1, 2006 compared to 81 stores as of July 2, 2005. In addition, our mix of products sold between bras, shapewear, and panties in the wholesale segment for the three and six months ended July 1, 2006 and July 2, 2005, respectively, is summarized below:

	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Bras	69%	66%	68%	69%
Shapewear	21%	22%	22%	19%
Panties	10%	12%	10%	12%
	100%	100%	100%	100%

Net Sales

Consolidated net sales increased by $14.8 million, or 14.5%, from $102.3 million for the three months ended July 2, 2005 to $117.1 million for the three months ended July 1, 2006. Consolidated net sales increased by $15.5 million, or 7.7%, from $202.5 million for the six months ended July 2, 2005 to $218.0 million for the six months ended July 1, 2006.

Wholesale segment net sales increased by $15.1 million, or 17.3%, from $87.5 million for the three months ended July 2, 2005 to $102.6 million for the three months ended July 1, 2006. Total international sales, which is included in the wholesale segment, increased by $1.9 million, or 27.5%, from $6.9 million for the three months ended July 2, 2005 to $8.8 million for the three months ended July 1, 2006. Wholesale net sales are derived from the following channels: department stores and national chain stores; mass merchants; and other. Our department stores and national chain stores net sales increased by $5.7 million, or 10.6%, from $53.9 million for the three months ended July 2, 2005 to $59.6 million for the three months ended July 1, 2006. This increase was driven by strong sales from Flexees® and Lilyette® product lines, along with solid performance in Maidenform® bras. Specific performance drivers for the second quarter included the successful introduction of the push-up and strapless product extensions from the Dream® Collection, expansion of the One Fabulous FitTM franchise with the introduction of Invisible OptionsTM, and the product launches of Flexees® One Fabulous Body® and the zippered waistnippers. The Company also benefited from increased allotted selling space with certain customers. Our mass merchant channel net sales increased by $8.3 million, or 36.6%, from $22.7 million for the three months ended July 2, 2005 to $31.0 million for the three months ended July 1, 2006. Particular factors that contributed to these second quarter results included the expansion into a new product category with a mass customer, adding new styles for another customer’s private brand assortment and ongoing replenishment orders. Other net sales, which include sales to specialty retailers, off-price retailers and licensing income, increased by $1.1 million, or 10.1%, from $10.9 million for the three months ended July 2, 2005 to $12.0 million for the three months ended July 1, 2006. This improvement was due to a new program with a specialty retailer and strength in our continuity programs with off-price retailers, while liquidation sales decreased.

Net sales in our wholesale segment increased by $15.3 million, or 8.6%, from $177.7 million for the six months ended July 2, 2005 to $193.0 million for the six months ended July 1, 2006. International sales increased $1.5 million, or 11.8%, from $12.7 million for the six months ended July 2, 2005 to $14.2 million for the six months ended July 1, 2006. Of the $15.3 million increase in wholesale segment net sales during the six months ended July 1, 2006, $13.3 million of the total increase was from increased sales in the department stores and national chain stores driven by strong sales from Flexees® and Lilyette® product lines, along with solid performance in Maidenform® bras. An additional $4.9 million increase came from mass merchants, primarily as a result of reasons mentioned above. These increases were partially offset by a decrease in sales of $2.9 million from other, primarily as a result of a reduction in liquidation sales.

Net sales in our retail segment decreased $0.3 million, or 2.0%, from $14.8 million for the three months ended July 2, 2005 to $14.5 million for the three months ended July 1, 2006. Net sales in our retail segment increased $0.2 million, or 0.8%, from $24.8 million for the six months ended July 2, 2005 to $25.0 million for the six months ended July 1, 2006. We had 75 outlet stores as of July 1, 2006 compared to 81 outlet stores as of July 2, 2005.  The decline in retail net sales caused by fewer stores was partially offset by increased internet sales and increased same store sales for the three months ended July 1, 2006, and more than offset by increased internet sales and increased same store sales for the six months ended July 1, 2006.  Same stores sales, defined as sales from stores open for more than one year, for the three month period ended July 1, 2006 increased 2.6% and for the six month period ended July 1, 2006 increased 4.3% largely driven by ongoing select promotional offerings, overall product mix and improved store inventory replenishment. Our internet sales increased by $0.1 million, or 14.3%, from $0.7 million for the three months ended July 2, 2005 to $0.8 million for the three months ended July 1, 2006. Our internet sales increased by $0.4 million, or 36.4%, from $1.1 million for six months ended July 2, 2005 to $1.5 million for the six months ended July 1, 2006.

Gross Profit

Consolidated gross profit increased by $6.2 million, or 16.3%, from $38.0 million for the three months ended July 2, 2005 to $44.2 million for the three months ended July 1, 2006. As a percentage of net sales, gross margins increased by 60 basis points from 37.1% for the three months ended July 2, 2005 to 37.7% for the three months ended July 1, 2006. Consolidated gross profit increased by $9.9 million, or 13.7%, from $72.3 million during the six months ended July 2, 2005 to $82.2 million for the six months ended July 1, 2006. As a percentage of net sales, gross profit increased by 200 basis points from 35.7% for the six month periods ended July 2, 2005 to 37.7% for the six months ended July 1, 2006.

Gross profit as a percentage of sales for the wholesale segment was 34.3% for the three months ended July 2, 2005 as compared to 34.8% for the three months ended July 1, 2006. Gross margins in the second quarter of 2006 were driven by a change in product mix, new product innovation, sourcing initiatives and reduced liquidations. Our gross margins for the three months ended July 2, 2005 included unfavorable manufacturing variances as a result of plant closings, offset by favorable inventory variances from the absorption of overhead expenses. Gross profit as a percentage of sales for the wholesale segment was 33.4% for the six months ended July 2, 2005 as compared to 35.2% for the six months ended July 1, 2006. Our gross margins for the six months ended July 2, 2005 included unfavorable manufacturing variances as a result of plant closings, partially offset by favorable inventory variances from the absorption of overhead expenses.

Gross profit for the retail segment was 54.1% for the three months ended July 2, 2005 as compared to 58.6% for the three months ended July 1, 2006, and 52.0% for the six months ended July 2, 2005 as compared to 56.8% for the six months ended July 1, 2006. Improved performance in the retail segment for both the three and six-month periods ended July 1, 2006 was largely driven by a change in overall product mix.

Selling, General and Administrative Expenses (SG&A)

Consolidated SG&A increased by $1.4 million, or 5.7%, from $24.7 million for the three months ended July 2, 2005 to $26.1 million for the three months ended July 1, 2006. However, as a percentage of net sales, SG&A decreased from 24.1% for the three months ended July 2, 2005 to 22.3% for the three months ended July 1, 2006.

SG&A for our wholesale segment, which includes corporate-related expenses, increased by $1.7 million, or 9.7%, from $17.6 million for the three months ended July 2, 2005 to $19.3 million for the three months ended July 1, 2006. However, as a percentage of net sales, wholesale segment SG&A decreased from 20.1% for the three months ended July 2, 2005 to 18.8% for the three months ended July 1, 2006. The increase of $1.7 million is a result of increased payroll and related benefits, including incentive and other compensation of $1.6 million, increased professional fees and other costs totaling $0.9 million associated primarily with being a public company and Sarbanes Oxley readiness, and increased other expenses of $0.9 million. Partially offsetting these increases were non-recurring initial public offering expenses of $1.3 million and severance expenses of $0.4 million that were incurred in the second quarter of 2005. Retail SG&A decreased by $0.3 million, or 4.2%, from $7.1 million for the three months ended July 2, 2005 to $6.8 million for the three months ended July 1, 2006 due to operating 6 fewer stores.

Consolidated SG&A increased by $3.3 million, or 6.9%, from $48.1 million for the six months ended July 2, 2005 to $51.4 million for the six months ended July 1, 2006. However, as a percentage of net sales, SG&A decreased from 23.8% for the six months ended July 2, 2005 to 23.6% for the six months ended July 1, 2006.

SG&A for our wholesale segment, which includes corporate-related expenses, increased by $3.6 million, or 10.4%, from $34.6 million for the six months ended July 2, 2005 to $38.2 million for the six months ended July 1, 2006. As a percentage of net sales, wholesale segment SG&A increased from 19.5% for the six months ended July 2, 2005 to 19.8% for the six months ended July 1, 2006. The increase of $3.6 million is a result of increased payroll and related benefits, including incentive and other compensation of $4.0 million, increased professional fees and other costs totaling $1.0 million associated primarily with being a public company and Sarbanes Oxley readiness, increased advertising expense of $0.5 million and increased other expenses of $0.8 million. Partially offsetting these increases were non-recurring initial public offering expenses of $1.9 million and severance expenses of $0.8 million that were incurred in the second quarter of 2005. Retail SG&A decreased by $0.3 million, or 2.2%, from $13.5 million for the six months ended July 2, 2005 to $13.2 million for the three months ended July 1, 2006 due to operating 6 fewer stores.

Operating Income

Our consolidated operating income increased by $4.8 million, or 36.1%, from $13.3 million for the three months ended July 2, 2005 to $18.1 million for the three months ended July 1, 2006. Our consolidated operating income increased by $6.6 million, or 27.3%, from $24.2 million for the six months ended July 2, 2005 to $30.8 million for the six months ended July 1, 2006.

For the foregoing reasons, operating income for the wholesale segment increased by $4.0 million, or 32.3%, from $12.4 million during the three months ended July 2, 2005 to $16.4 million during the three months ended July 1, 2006. Operating income for the wholesale segment increased by $5.0 million, or 20.2%, from $24.8 million during the six months ended July 2, 2005 to $29.8 million during the six months ended July 1, 2006.

Also, for the reasons discussed above, operating income for the retail segment increased by $0.8 million, or 88.9%, from $0.9 million during the three months ended July 2, 2005 to $1.7 million during the three months ended July 1, 2006. The retail segment’s operating income increased by $1.6 million from a loss of $0.6 million during the six months ended July 2, 2005 to $1.0 million during the six months ended July 1, 2006.

Interest Expense, Net

Interest expense, net decreased by $5.8 million, or 72.5%, from $8.0 million for the three months ended July 2, 2005 to $2.2 million for the three months ended July 1, 2006. This decrease was primarily the result of deferred financing costs of $4.9 million, associated with the amendment of the Company’s credit facility on June 29, 2005, included in the prior year quarter. In addition, interest expense was lower as a result of a lower average debt outstanding and a lower average interest rate. The average balance of total debt outstanding decreased from $142.7 million for the three months ended July 2, 2005 to $129.8 million for the three months ended July 1, 2006, and the average interest rate during the three months ended July 2, 2005 was 7.4% as compared to a 6.5% average interest rate during the three months ended July 1, 2006.

Interest expense, net decreased $6.6 million, or 60.6%, from $10.9 million for the six months ended July 2, 2005 to $4.3 million for the six months ended July 1, 2006. This decrease was a result of the reasons mentioned above. The average balance of total debt outstanding decreased from $144.6 million for the six months ended July 2, 2005 to $133.6 million for the six months ended July 1, 2006 and the average interest rate during the six months ended July 2, 2005 was 7.0% as compared to a 6.2% average interest rate during the six months ended July 1, 2006.

Income Tax Expense

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. Our effective income tax rate for the three and six-month periods ended July 1, 2006 was 40.7% and 40.8%, respectively, as compared to an effective income tax rate for the three and six-month periods ended July 2, 2005 of 51.3% and 46.9%, respectively. Our effective income tax rate for the three and six-month periods ended July 2, 2005 was higher than the normal statutory income tax rate, due to the tax effect of non-deductible expenses associated with our initial public offering in July 2005.

Because of significant net operating loss carryforwards (NOLs) available to offset income taxes payable, our cash income taxes to be paid will be at a rate significantly lower than our effective income tax rate. These NOLs have the effect of reducing the effective income tax rate as reported on our income statement to a lower income tax rate to be paid on a cash basis.

Net Income

For the foregoing reasons, our net income increased by $6.8 million from $2.6 million for the three months ended July 2, 2005 to $9.4 million for the three months ended July 1, 2006. Our net income increased by $8.7 million from $7.0 million for the six months ended July 2, 2005 to $15.7 million for the six months ended July 1, 2006.

Preferred Stock Dividends and Changes in Redemption Value

For the three and six months ended July 2, 2005, preferred stock dividends and changes in redemption value, including a special preferred stock dividend, was $14.1 million and $15.6 million, respectively. All outstanding shares of preferred stock, including shares of preferred stock acquired upon the exercise of all outstanding options to purchase shares of our preferred stock, were redeemed in connection with our initial public offering in July 2005.

Net Income Available to Common Stockholders

For the foregoing reasons, the net income available to common stockholders for the three months ended July 1, 2006 was $9.4 million as compared to a net loss of $11.5 million for the three months ended July 2, 2005. The net income available to common stockholders for the six months ended July 1, 2006 was $15.7 million as compared to a net loss of $8.5 million for the six months ended July 2, 2005.

Liquidity and Capital Resources

Operating activities. Cash flows provided by operating activities were $6.8 million in the six months ended July 1, 2006 compared to cash flows used in operating activities of $12.8 million in the six months ended July 2, 2005. This increase in cash provided by operating activities was primarily driven by an increase of $8.7 million in net income, a decrease in inventory and an increase in accrued expenses and other liabilities. The increase in inventories for the six months ended July 1, 2006 was $6.6 million compared to an increase of $12.8 million for the six months ended July 2, 2005. The increase in accrued liabilities for the six months ended July 1, 2006 was $1.8 million compared to a decrease of $3.4 million for the six months ended July 2, 2005. The increase in inventory at July 2, 2005 was a result of several factors including, among other things, abnormally lower inventories at the end of fiscal 2004 caused by the China safeguard that restricted us from receiving certain of our bra products into inventory in December 2004. This resulted in normal inventory flow shifting from December 2004 into the first six months ended July 2, 2005. Additionally, accrued expenses and other liabilities increased for the six months ended July 1, 2006 when compared to the six months ended July 2, 2005 primarily due to timing of payments.

Investing activities. Cash flows used in investing activities were $1.1 million in the six months ended July 1, 2006 compared to no cash flows used in investing activities in the six months ended July 2, 2005. Capital expenditures for the six months ended July 1, 2006 was comparable when compared to the six months ended July 2, 2005. The increase was due to proceeds received from the sale of assets associated with the plants which were closed during the six months ended July 2, 2005.

Financing activities. Cash flows used in financing activities were $18.9 million in the six months ended July 1, 2006 compared to cash flows used in financing activities of $3.2 million in the six months ended July 2, 2005. The increase in cash used in financing activities is primarily due to voluntary prepayments of our long term debt outstanding totaling $12.5 million and the repurchase of common stock for treasury stock as part of our $20 million stock repurchase program totaling $6.1 million described below.

In February 2006, the Board of Directors approved a stock repurchase program in an amount up to $20 million. Through July 1, 2006, we repurchased $6.1 million of common stock at an average price of $10.53. The stock repurchase program, which is open-ended, allows us to repurchase our shares of common stock on the open market, depending on market conditions and other corporate considerations, from available cash flow and borrowings under our revolving facility. Our credit facility was amended to permit the stock repurchase program and to allow borrowings to fund this program, subject to certain restrictions and limitations set forth in the amendment to our credit facility.

At July 1, 2006, we had $125.0 million outstanding under our credit facility. At July 1, 2006, approximately $47.7 million was available for borrowings under the revolving facility, after giving effect to $2.3 million of outstanding letters of credit. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. We were in compliance with all debt covenants at July 1, 2006. We continued to de-leverage our balance sheet with $12.5 million of voluntary debt prepayments during the six months ended July 1, 2006. With each debt prepayment, our amortization schedule is revised. Our next scheduled mandatory principal payment is not due until October 3, 2009. At July 1, 2006, we had a debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of 2.42 to 1. If our debt to EBITDA ratio at year end December 31, 2006 is less than 2.5 to 1, there will be no mandatory excess cash flow prepayment for 2006. However, if our debt to EBITDA ratio at year end December 31, 2006 is 2.5 to 1 or greater, then all voluntary prepayments during 2006 would be credited against the mandatory excess cash flow prepayment which would be due in March 2007.

We believe that our existing cash balances and available borrowings under our revolving facility, along with our future cash flow from operations, will enable us to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

Contractual Obligations

We have various contractual obligations which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities in our consolidated financial statements. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements.

The following table summarizes our significant contractual obligations and commercial commitments at July 1, 2006 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings.

	Balance of
	fiscal	In fiscal	In fiscal	In fiscal	In fiscal
(in millions)	2006	2007	2008	2009	2010	Thereafter	Total

Long-term debt (1)	$-	$-	$-	$28.7	$96.3	$-	$125.0
Interest on long-term debt (2)	4.4	8.7	8.7	8.7	3.4	-	33.9
Operating leases	2.8	4.0	3.1	1.6	1.0	3.0	15.5
Total financial obligations	7.2	12.7	11.8	39.0	100.7	3.0	174.4
Purchase obligations (3)	76.4	1.0	-	-	-	-	77.4
Total financial obligations and commitments	$83.6	$13.7	$11.8	$39.0	$100.7	$3.0	$251.8

(1) For the years 2006 through the expiration date of our credit facility, we may be required to make annual consolidated excess cash flow payments depending on applicable leverage ratios.
(2) The interest rate for the variable portion of long-term debt was the rate in effect at July 1, 2006.
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

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this interpretation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk. We do not believe that we have significant foreign currency transactional exposures. For the three and six-month periods ended July 1, 2006, $7.7 million and $13.2 million, respectively, of our total net sales were in currencies other than the U.S. dollar. During the three and six-month periods ended July 1, 2006, our net sales were favorably impacted by $0.2 million and $0.1 million, respectively, due to foreign exchange rates. Most of our purchases are denominated in U.S. dollars. Approximately 70% of our total sourcing is concentrated in two foreign countries, China and Indonesia. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

Interest Rate Risk. Interest rate risk is managed through a combination of variable and fixed rate debt composed of long-term instruments. The objective is to maintain a cost-effective mix that we deem appropriate and have entered into interest rate swap agreements to maintain that balance. At July 1, 2006, our debt portfolio was composed of variable-rate debt of which we hedge approximately 24% to a fixed-rate. With respect to our variable-rate debt, a 1% change in interest rates would be immaterial.

Commodity Price Risk. We are subject primarily to commodity price risk arising from fluctuations in the market prices of raw materials used in the garments purchased from our sourcing vendors if they pass along these increased costs. During the past five years, there has been no significant impact from commodity price fluctuations, nor do we currently use derivative instruments in the management of these risks. On a going-forward basis, fluctuations in petroleum prices may also influence the prices of the related items such as chemicals, dyestuffs, man made fibers and foam. Any raw material price increase, as well as any increase in transportation costs, would increase our cost of sales and decrease our profitability unless we are able to pass our higher costs on to our customers.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 1, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal controls over financial reporting during the quarter ended July 1, 2006 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.
(b) None.
(c) Issuer purchases of equity securities:

Period	Total number of shares repurchased	Average price paid per share	Total number of shares repurchased as part of publicly announced program (1)	Maximum dollar value of shares that may yet be repurchased under the program (1)

January 1, 2006 - February 4, 2006	-	$-	-	$-
February 5 - March 4, 2006	344,000	9.87	344,000	16,604,720
March 5 - April 1, 2006	59,800	10.32	59,800	15,987,584
April 2 - May 6, 2006	72,600	10.99	72,600	15,189,710
May 7 - June 3, 2006	46,800	12.62	46,800	14,599,094
June 4 - July 1, 2006	56,200	12.41	56,200	$13,901,652

Total	579,400	$10.53	579,400

(1) In February 2006, the Board of Directors approved a $20 million stock repurchase program, authorizing the repurchase of our common stock. We are authorized to make repurchases from time to time in the open market as market conditions warrant and pursuant to other parameters set by our Board of Directors.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of shareholders on May 25, 2006. The following actions were voted upon at the meeting:

1. The following individuals were elected to the Company’s Board of Directors, to hold office until the next annual meeting of shareholders. A total of 21,672,383 shares were represented in person or by proxy at the Annual Meeting. The number of shares that were voted for, and that were withheld from, each of the director nominees is as follows:

Director Nominee	Favor	Withheld

David B. Kaplan	21,524,015	148,368
Thomas J. Ward	21,523,515	148,868
Norman Axelrod	21,563,462	108,921
Harold F. Compton	21,585,865	86,518
Barbara Eisenberg	21,583,312	89,071
Karen Rose	21,583,711	88,672
Adam L. Stein	21,541,915	130,468

2. The shareholders approved the re-appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the 2006 fiscal year by a vote of 20,838,272 favor, 7,518 against and 826,593 abstained.

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

MAIDENFORM BRANDS, INC. (Registrant)

Date: August 9, 2006	By:	/s/ Dorvin D. Lively
Name: Dorvin D. Lively
Title: Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002