Form 10-Q
period 2006-09-30
Maidenform Brands, Inc.
filed 2006-11-08
CIK 1323531

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 3, 2006, there were 22,845,817 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$16,491	$30,978
Accounts receivable, net	56,808	34,169
Inventories	50,133	35,255
Deferred income taxes	8,734	8,724
Prepaid expenses and other current assets	6,643	8,059
Total current assets	138,809	117,185
Property, plant and equipment, net	17,792	18,230
Goodwill	7,884	7,884
Intangible assets, net	99,967	100,838
Other non-current assets	2,719	3,211
Total assets	$267,171	$247,348

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$26,509	$19,212
Accrued expenses and other current liabilities	27,726	18,253
Total current liabilities	54,235	37,465
Long-term debt	120,000	137,500
Deferred income taxes	14,651	10,754
Other non-current liabilities	6,987	8,926
Total liabilities	195,873	194,645

Stockholders’ equity
Preferred stock - $0.01 par value; 10,000,000 shares authorized
and none issued and outstanding	-	-
Common stock - $0.01 par value; 100,000,000 shares authorized;
23,488,357 shares issued and 22,841,874 outstanding at September 30, 2006
and 23,488,357 issued and outstanding at December 31, 2005	235	235
Additional paid-in capital	60,544	59,063
Retained earnings (accumulated deficit)	17,730	(6,809)
Accumulated other comprehensive income	102	214
Treasury stock (646,483 shares at an average price per share of $11.31)	(7,313)	-
Total stockholders’ equity	71,298	52,703
Total liabilities and stockholders’ equity	$267,171	$247,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net sales	$113,833	$100,121	$331,816	$302,622
Cost of sales	71,079	63,458	206,867	193,631
Gross profit	42,754	36,663	124,949	108,991

Selling, general and
administrative expenses	25,676	28,703	77,119	76,874
Operating income	17,078	7,960	47,830	32,117

Interest expense, net	2,177	2,582	6,446	13,486
Income before provision
for income taxes	14,901	5,378	41,384	18,631
Income tax expense	6,027	3,263	16,845	9,482
Net income	8,874	2,115	24,539	9,149

Preferred stock dividends and changes
in redemption value	-	(1,714)	-	(17,264)
Net income (loss) available to
common stockholders	$8,874	$401	$24,539	$(8,115)
Basic earnings (loss) per common share	$0.39	$0.02	$1.06	$(0.39)
Diluted earnings (loss) per common share	$0.37	$0.02	$1.01	$(0.39)
Basic weighted average number of
shares outstanding	22,884,957	22,718,260	23,066,698	20,772,753
Diluted weighted average number of
shares outstanding	24,101,601	23,902,295	24,217,570	20,772,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30, 2006	October 1, 2005
Cash flows from operating activities
Net income	$24,539	$9,149
Adjustments to reconcile net income to net cash
from operating activities
Depreciation and amortization	2,106	4,927
Amortization of intangible assets	871	870
Amortization of deferred financing costs	671	5,759
Stock-based compensation	1,536	1,095
Deferred income taxes	3,887	2,589
Tax benefit from exercise of stock options	-	2,774
Other non-cash items	-	835
Net changes in operating assets and liabilities
Accounts receivable	(22,639)	(27,546)
Inventories	(14,878)	(3,794)
Prepaid expenses and other current and
non-current assets	1,530	(4,564)
Accounts payable	7,297	6,702
Accrued expenses and other current and
non-current liabilities	2,411	(4,359)
Income taxes payable	5,116	5,871
Net cash from operating activities	12,447	308
Cash flows from investing activities
Capital expenditures	(1,668)	(1,353)
Proceeds from sale of assets	-	1,455
Net cash from investing activities	(1,668)	102
Cash flows from financing activities
Term loan facility repayments	(17,500)	(68,787)
Purchase of common stock for treasury	(7,563)	-
Stock options exercised	195	-
Deferred financing costs	(300)	(2,428)
Term loan facility borrowings	-	61,037
Stock options purchased	-	(140)
Special cash dividends paid to preferred stockholders	-	(13,320)
Short-term debt, net	-	111
Borrowings under revolving facility	-	10,000
Repayments under revolving facility	-	(10,000)
Proceeds from issuance of preferred and common stock	-	52,579
Redemption of preferred stock and preferred options and
payment of accumulated dividends	-	(46,828)
Net cash from financing activities	(25,168)	(17,776)
Effects of exchange rate changes on cash	(98)	(15)
Net decrease in cash	(14,487)	(17,381)
Cash and cash equivalents
Beginning of period	30,978	23,212
End of period	$16,491	$5,831

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$7,082	$7,080
Income taxes	$7,418	$1,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
Maidenform Brands, Inc. and its subsidiaries (the “Company,”  “we,”  “us” or “our”) design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels including department stores and national chain stores, mass merchants (including warehouse clubs), and other (including specialty retailers, off-price retailers and licensing income). In addition, we also operated 77 retail outlet stores as of September 30, 2006 and October 1, 2005 and sell products on our websites.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position at September 30, 2006, the results of our operations for the three and nine months ended September 30, 2006 and October 1, 2005, and cash flows for the nine months ended September 30, 2006 and October 1, 2005. These adjustments consist of normal recurring adjustments. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2005 has been derived from our audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Stock-Based Compensation
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments,” (SFAS No. 123R) which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2006, we accounted for stock-based compensation under SFAS No. 123. The adoption of SFAS No. 123R did not have a material impact on our stock-based compensation expense for the three and nine-month periods ended September 30, 2006. Further, we believe the adoption of SFAS No. 123R will not have a material impact on our future stock-based compensation expense.

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

2. DEBT

	September 30, 2006	December 31, 2005
Long-term debt
Term loan facility	$120,000	$137,500

At September 30, 2006, we had $120,000 outstanding under our term loan, $0 outstanding under our revolving facility with $47,718 available for borrowings under the revolving facility, after giving effect to $2,282 of outstanding letters of credit. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. We were in compliance with all debt covenants at September 30, 2006.

Payments due on long-term debt during each of the five years subsequent to September 30, 2006, are as follows:

Balance of fiscal 2006	$-
In fiscal 2007	-
In fiscal 2008	-
In fiscal 2009	19,875
In fiscal 2010	100,125

On October 31, 2006, we made an additional payment of $5,000 which is not reflected in the above table.

3. BENEFIT PLANS AND POSTRETIREMENT PLANS

We sponsor a defined benefit pension plan covering substantially all eligible employees not covered by the union plans. We also maintain postretirement medical benefit plans for certain eligible retirees for which postretirement benefit expense on a quarterly basis is insignificant.

The components of pension benefit expense charged to operations are as follows:

	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Service cost	$481	$429	$1,443	$1,286
Interest cost	348	308	1,042	925
Expected return on plan assets	(318)	(274)	(950)	(821)
Recognized net actuarial loss	34	8	100	23
Net periodic benefit cost	$545	$471	$1,635	$1,413

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

4. STOCKHOLDERS’ EQUITY

						Retained	Accumulated
	Common		Treasury		Additional	earnings	other	Total
	stock		stock		paid-in	(accumulated	comprehensive	stockholders'
	Shares	$	Shares	$	capital	deficit)	income	equity

Balance at December 31, 2005	23,488,357	$235	-	$-	$59,063	$(6,809)	$214	$52,703

Stock compensation					1,536			1,536
Purchase of common stock
for treasury			(669,500)	(7,563)				(7,563)
Stock options exercised			23,017	250	(55)			195
Comprehensive income
Net income						24,539		24,539
Changes during the period							(112)	(112)
Total comprehensive income								24,427

Balance at September 30, 2006	23,488,357	$235	(646,483)	$(7,313)	$60,544	$17,730	$102	$71,298

5. STOCK REPURCHASE PROGRAM

In February 2006, the Board of Directors approved a $20,000 stock repurchase program, authorizing the repurchase of our common stock. We are authorized to make repurchases from time-to-time in the open market pursuant to existing rules and regulations and other parameters approved by the Board of Directors. During the nine months ended September 30, 2006, we repurchased 669,500 shares of our common stock at a total cost of $7,563, at an average price per share of $11.30.

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

The fair value of the stock options on the grant dates were $230 and $4,599, for stock options granted during the nine-month period ended September 30, 2006 and October 1, 2005, respectively. These amounts are being expensed over the vesting periods. We recorded stock compensation expense, which represents the amortization of the fair value of the stock options issued, of approximately $491 and $1,536 for the three and nine months ended September 30, 2006, respectively, and $489 and $1,095 for the three and nine months ended October 1, 2005, respectively.

The weighted average fair value of stock options granted during the nine months ended September 30, 2006 was $4.46. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $11.42 for the nine months ended September 30, 2006.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

The weighted average fair value of stock options granted during the nine months ended October 1, 2005 was $7.69. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $16.63 for the nine months ended October 1, 2005. The weighted average fair value of stock options granted during the full year 2005 was $7.67 and the fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $16.53 for the full year 2005.

At September 30, 2006, there was approximately $4,285 of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. This amount is expected to be recognized over a weighted average period of 2.4 years and does not include the impact of any future stock-based compensation awards.

At September 30, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $25,569 and $15,559, respectively. The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $248 and $290, respectively. (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.)

The fair value for each stock option granted during the nine months ended September 30, 2006 and October 1, 2005 was estimated at the date of grant using a Black-Scholes option-pricing model, assuming the following assumptions.

	Nine months ended
	September 30, 2006	October 1, 2005

Dividend yield	0.00%	0.00%
Risk-free interest rate	4.89% - 4.95%	4.00% - 4.11%
Expected life (years)	4 - 5	5 - 10
Volatility	39.40%	0.00% - 39.40%

Changes in options outstanding are summarized as follows:

	Nine months ended
	September 30, 2006
		Weighted
		average
	Number	exercise
	of options	price

Options outstanding,
beginning of year	3,037,871	$4.77
Options granted	51,574	11.42
Options exercised	(23,017)	3.56
Options cancelled or forfeited	(131,920)	9.13

Options outstanding, at September 30, 2006	2,934,508	$4.71

Options exercisable, at September 30, 2006	1,547,557	$3.03

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

The following table summarizes stock options outstanding and exercisable at September 30, 2006:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Options	remaining	exercise	Number	remaining	exercise
Range of exercise prices	outstanding	contract life	price	exercisable	contract life	price

$1.82	1,012,160	7.7 years	$1.82	512,934	7.7 years	$1.82
3.64	991,198	7.7 years	3.64	502,453	7.7 years	3.64
11.11 - 17.00	511,449	5.9 years	16.32	112,469	5.8 years	16.98
0.01	317,529	6.0 years	0.01	317,529	6.0 years	0.01
0.06	102,172	5.3 years	0.06	102,172	5.3 years	0.06
	2,934,508			1,547,557
7. COMPREHENSIVE INCOME

The changes in comprehensive income are as follows:

	Nine months ended
	September 30, 2006	October 1, 2005

Net income	$24,539	$9,149
Foreign currency translation adjustments (a)	(98)	(15)
Interest rate swaps, (net of tax)	(14)	446
Comprehensive income	$24,427	$9,580

(a)	No tax benefit has been provided associated with the foreign currency translation adjustment due to management’s intention to permanently reinvest the earnings of our foreign subsidiaries.

8. INCOME TAXES

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets; changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. Our effective income tax rate for the three and nine months ended September 30, 2006 was 40.4% and 40.7%, respectively, as compared to an effective income tax rate for the three and nine months ended October 1, 2005 of 60.7% and 50.9%, respectively. The effective income tax rate for the three and nine months ended October 1, 2005 was higher than the normal statutory income tax rate, due to the tax effect of non-deductible expenses associated with our initial public offering in July 2005.

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

Information on segments and reconciliation to income before provision for income taxes, are as follows:

	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net sales
Wholesale	$96,457	$83,614	$289,479	$261,363
Retail	17,376	16,507	42,337	41,259
Total	$113,833	$100,121	$331,816	$302,622

Operating income
Wholesale	$14,546	$5,996	$44,312	$30,755
Retail	2,532	1,964	3,518	1,362
Operating income	17,078	7,960	47,830	32,117
Interest expense, net	2,177	2,582	6,446	13,486
Income before provision
for income taxes	$14,901	$5,378	$41,384	$18,631

Depreciation and amortization
Wholesale	$625	$575	$1,854	$4,639
Retail	377	389	1,123	1,158
Total	$1,002	$964	$2,977	$5,797

Net sales by geographic area
United States	$105,997	$91,921	$309,767	$281,682
International	7,836	8,200	22,049	20,940
Total	$113,833	$100,121	$331,816	$302,622

Intercompany sales from wholesale
to retail	$4,336	$3,435	$10,956	$10,121

	September 30, 2006	December 31, 2005
Identifiable assets
Wholesale	$241,336	$221,597
Retail	25,835	25,751
Total	$267,171	$247,348

At September 30, 2006 and December 31, 2005, our five largest uncollaterized receivables represented approximately 62% and 53% of total accounts receivable, respectively. For both the three and nine-month periods ended September 30, 2006, two customers in the wholesale segment each accounted for more than 10% of our consolidated net sales as compared to one customer in the wholesale segment for the three and nine-month periods ended October 1, 2005.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

10. EARNINGS PER SHARE

The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net income	$8,874	$2,115	$24,539	$9,149
Less: Preferred stock dividends and
changes in redemption value	-	(1,714)	-	(17,264)
Net income (loss) available to common
stockholders	$8,874	$401	$24,539	$(8,115)
Weighted average number of common and
common equivalent shares outstanding:
Basic number of common shares
outstanding	22,884,957	22,718,260	23,066,698	20,772,753

Impact of dilutive securities	1,216,644	1,184,035	1,150,872	-

Dilutive number of common and common
equivalent shares outstanding	24,101,601	23,902,295	24,217,570	20,772,753

Basic earnings (loss) per common share	$0.39	$0.02	$1.06	$(0.39)
Diluted earnings (loss) per common share	$0.37	$0.02	$1.01	$(0.39)

Options to purchase approximately 447,000 and 478,000 shares of common stock outstanding during the three and nine months ended September 30, 2006, respectively, were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the shares of common stock.

Options to purchase approximately 507,000 shares of common stock outstanding during the three months ended October 1, 2005, was not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the shares of common stock.

Options to purchase approximately 1,280,096 shares of common stock outstanding during the nine months ended October 1, 2005, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

11. COMMITMENTS AND CONTINGENCIES

Purchase commitments

In the normal course of business, we enter into purchase commitments covering inventory requirements of finished goods. At September 30, 2006, we had purchase commitments of $77,441 and believe that we have adequate reserves for expected losses arising from all purchase commitments.

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

12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	September 30, 2006	December 31, 2005

Accrued wages, incentive compensation and payroll taxes	$8,719	$6,724
Accrued trade promotions	2,832	2,277
Federal, state and local income taxes payable	6,046	930
Accrued other	10,129	8,322
	$27,726	$18,253

13. RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and requires certain disclosures in our fiscal year ending December 30, 2006 Form 10-K. The Company is currently evaluating the impact of adopting this interpretation.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 30, 2006. The Company is currently assessing the impact of the adoption of SAB 108.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 30, 2006.

Based on the funded status of our plan obligations disclosed in Note 12 to our Annual Report on Form 10-K for the year ended December 31, 2005, the estimated impact of adopting SFAS No. 158 would have been a reduction to comprehensive income at December 31, 2005 of approximately $2,500, with no impact to our consolidated statements of income or cash flows. There will be no effect on our Restated Credit Facility and underlying debt covenants. As the actual impact of adopting SFAS No. 158 will be dependent upon the fair value of the plan assets and the amount of projected benefit obligations measured as of December 30, 2006, the above estimated amount may not be reflective of the actual impact of the adoption at December 30, 2006.

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

Mass Merchants. The mass merchant channel includes both mass merchants and warehouse clubs. We intend to improve our penetration with mass merchants through the use of our brands Sweet Nothings®, Bodymates®, and Self Expressions® as well as private brands. We have experienced significant growth in this channel over the past several years and expect to achieve growth in the future as we are able to increase both the floor space and number of doors in which our products are sold. We expect that both our net sales to this channel and our net sales to this channel as a percentage of our total net sales is likely to increase over time. The volume and mix of net sales of our brands and of private label in the mass merchants channel can vary from period-to-period based upon strategic changes that our customers may implement from time-to-time. Net sales to customers in the mass channel that are located outside the United States are included in this channel.

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

Income Taxes. We account for income taxes using the liability method, which recognizes the amount of income tax payable or refundable for the current year and recognizes deferred tax liabilities and assets for the future tax consequences of the events that have been recognized in the financial statements or tax returns. We routinely evaluate all deferred tax assets to determine the likelihood of their realization and record a valuation allowance if it is more likely than not that a deferred tax asset will not be realized. Net operating loss carryforwards (NOLs) enable a company to apply net operating losses incurred during a current period against a future period's profits in order to reduce cash tax liabilities in those future periods. In periods when a company is generating operating losses, its NOLs will increase. The tax effect of the NOLs is recorded as a deferred tax asset. If the company does not believe that it is more likely than not that it will be able to utilize the NOLs, it records a valuation allowance against the deferred tax asset. Additionally, Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the 60-month period after the ownership change. Upon emergence from bankruptcy in 1999, our NOLs were subject to Section 382 limitations. As a result of the acquisition in 2004, we experienced a change in control as defined by Section 382. As a result of this ownership change, the utilization of our NOLs were subject to a new annual limitation under Section 382. Subsequent to the acquisition, sales of our shares by others have resulted in additional changes in control for the purpose of Section 382; however, the annual limitation of our NOLs has not changed. At December 31, 2005, we had approximately $73.8 million of NOLs available for utilization in the years from 2006 through 2023.

Results of Operations

	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
OPERATING DATA: (in millions)
Wholesale sales	$96.5	$83.6	$289.5	$261.3
Retail sales	17.3	16.5	42.3	41.3
Net sales	113.8	100.1	331.8	302.6
Cost of sales	71.0	63.4	206.9	193.6
Gross profit	42.8	36.7	124.9	109.0
Selling, general and administrative expenses	25.7	28.7	77.1	76.9
Operating income	$17.1	$8.0	$47.8	$32.1

	As a percentage of net sales
	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
OPERATING DATA:
Wholesale sales	84.8%	83.5%	87.3%	86.4%
Retail sales	15.2	16.5	12.7	13.6
Net sales	100.0	100.0	100.0	100.0
Cost of sales	62.4	63.3	62.4	64.0
Gross profit	37.6	36.7	37.6	36.0
Selling, general and administrative expenses	22.6	28.7	23.2	25.4
Operating income	15.0%	8.0%	14.4%	10.6%

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

	Three months ended				Nine months ended
	September 30, 2006	October 1, 2005	$ change	% change	September 30, 2006	October 1, 2005	$ change	% change
Department Stores and
National Chain Stores	$58.3	$54.8	$3.5	6.4%	$177.2	$160.4	$16.8	10.5%
Mass Merchant	25.4	15.1	10.3	68.2%	75.5	60.3	15.2	25.2%
Other	12.8	13.7	(0.9)	-6.6%	36.8	40.6	(3.8)	-9.4%
Total Wholesale	96.5	83.6	12.9	15.4%	289.5	261.3	28.2	10.8%

Retail	17.3	16.5	0.8	4.8%	42.3	41.3	1.0	2.4%

Total Consolidated Net Sales	$113.8	$100.1	$13.7	13.7%	$331.8	$302.6	$29.2	9.6%

Our retail segment consists of outlet stores, clearance stores and internet sales. We had 77 stores for both periods ended September 30, 2006 and October 1, 2005. In addition, our mix of products sold between bras, shapewear, and panties in the wholesale segment for the three and nine months ended September 30, 2006 and October 1, 2005, respectively, is summarized below:

	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Bras	68%	67%	68%	69%
Shapewear	20%	20%	21%	21%
Panties	12%	13%	11%	10%
	100%	100%	100%	100%

Net Sales

Consolidated net sales increased by $13.7 million, or 13.7%, from $100.1 million for the three months ended October 1, 2005 to $113.8 million for the three months ended September 30, 2006. Consolidated net sales increased by $29.2 million, or 9.6%, from $302.6 million for the nine months ended October 1, 2005 to $331.8 million for the nine months ended September 30, 2006.

Wholesale segment net sales increased by $12.9 million, or 15.4%, from $83.6 million for the three months ended October 1, 2005 to $96.5 million for the three months ended September 30, 2006. Total international sales, which are included in the wholesale segment, decreased by $0.4 million, or 4.9%, from $8.2 million for the three months ended October 1, 2005 to $7.8 million for the three months ended September 30, 2006, primarily due to slightly lower sales in the U.K. market. Wholesale net sales are derived from the following channels: department stores and national chain stores; mass merchants; and other. Our department stores and national chain stores net sales increased by $3.5 million, or 6.4%, from $54.8 million for the three months ended October 1, 2005 to $58.3 million for the three months ended September 30, 2006. This increase was driven by strong sales from Flexees® and Lilyette® product lines. Specific performance drivers for the third quarter included the introduction of the LiteTM Collection, continued penetration of the Lilyette® full-figure brand and solid performance of the Flexees® contemporary-firm products that utilize sew-free technology. Our mass merchant channel net sales increased by $10.3 million, or 68.2%, from $15.1 million for the three months ended October 1, 2005 to $25.4 million for the three months ended September 30, 2006. Particular factors that contributed to these third quarter results included an expanded full-figure assortment for one mass customer, continued replenishment for another customer’s private brand styles and a new program with a warehouse customer. Other net sales, which include sales to specialty retailers, off-price retailers and licensing income, decreased by $0.9 million, or 6.6%, from $13.7 million for the three months ended October 1, 2005 to $12.8 million for the three months ended September 30, 2006. This decrease was due to lower liquidation sales, which was largely offset by a program with a specialty retailer and greater licensing income.

Net sales in our wholesale segment increased by $28.2 million, or 10.8%, from $261.3 million for the nine months ended October 1, 2005 to $289.5 million for the nine months ended September 30, 2006. International sales increased $1.1 million, or 5.3%, from $20.9 million for the nine months ended October 1, 2005 to $22.0 million for the nine months ended September 30, 2006. Of the $28.2 million increase in wholesale segment net sales during the nine months ended September 30, 2006, $16.8 million of the total increase was from increased sales in the department stores and national chain stores driven by strong sales from Flexees® and Lilyette® product lines. An additional $15.2 million increase came from mass merchants, primarily as a result of reasons mentioned above. These increases were partially offset by a decrease in sales of $3.8 million from other, primarily as a result of a reduction in liquidation sales.

Net sales in our retail segment increased $0.8 million, or 4.8%, from $16.5 million for the three months ended October 1, 2005 to $17.3 million for the three months ended September 30, 2006. Net sales in our retail segment increased $1.0 million, or 2.4%, from $41.3 million for the nine months ended October 1, 2005 to $42.3 million for the nine months ended September 30, 2006. We had 77 stores for both periods ended September 30, 2006 and October 1, 2005. These increases in retail net sales were driven by increased internet sales, increased same store sales and favorable product mix for the three and nine months ended September 30, 2006.  Same stores sales, defined as sales from stores open for more than one year, for the three month period ended September 30, 2006 increased 3.8% and for the nine month period ended September 30, 2006 increased 4.1%, largely driven by a change in overall product mix. Our internet sales increased by $0.4 million, or 57.1%, from $0.7 million for the three months ended October 1, 2005 to $1.1 million for the three months ended September 30, 2006. Our internet sales increased by $0.8 million, or 44.4%, from $1.8 million for the nine months ended October 1, 2005 to $2.6 million for the nine months ended September 30, 2006.

Gross Profit

Consolidated gross profit increased by $6.1 million, or 16.6%, from $36.7 million for the three months ended October 1, 2005 to $42.8 million for the three months ended September 30, 2006. As a percentage of net sales, gross margins increased by 90 basis points from 36.7% for the three months ended October 1, 2005 to 37.6% for the three months ended September 30, 2006. Consolidated gross profit increased by $15.9 million, or 14.6%, from $109.0 million during the nine months ended October 1, 2005 to $124.9 million for the nine months ended September 30, 2006. As a percentage of net sales, gross profit increased by 160 basis points from 36.0% for the nine month periods ended October 1, 2005 to 37.6% for the nine months ended September 30, 2006. Consolidated gross margins for the three and nine months ended October 1, 2005 included unusual and non-recurring items as discussed below.

Gross profit as a percentage of sales for the wholesale segment was 32.9% for the three months ended October 1, 2005 as compared to 34.1% for the three months ended September 30, 2006. Gross margins in the third quarter of 2006 were driven by new product innovation, sourcing initiatives and reduced liquidation sales, which were offset in part by higher net sales in the mass merchant channel as well as higher inventory reserves. Our gross margins for the three months ended October 1, 2005 included unfavorable manufacturing variances of $1.9 million as a result of plant closings and lower inventory reserves. Gross profit as a percentage of sales for the wholesale segment was 33.3% for the nine months ended October 1, 2005 as compared to 34.8% for the nine months ended September 30, 2006, as a result of the aforementioned factors. Our gross margins for the nine months ended October 1, 2005 included unfavorable manufacturing variances of $5.5 million as a result of plant closings, while favorably affected by the absorption of overhead expenses and lower inventory reserves.

Gross profit for the retail segment was 55.8% for the three months ended October 1, 2005 as compared to 57.2% for the three months ended September 30, 2006 and 53.5% for the nine months ended October 1, 2005 as compared to 57.0% for the nine months ended September 30, 2006. Improved performance in the retail segment for both the three and nine-month periods ended September 30, 2006 was largely driven by a change in overall product mix and sourcing initiatives.

Selling, General and Administrative Expenses (SG&A)

Consolidated SG&A decreased by $3.0 million, or 10.5%, from $28.7 million for the three months ended October 1, 2005 to $25.7 million for the three months ended September 30, 2006. As a percentage of net sales, SG&A decreased from 28.7% for the three months ended October 1, 2005 to 22.6% for the three months ended September 30, 2006. Consolidated SG&A for the three months ended October 1, 2005 included unusual and non-recurring items as discussed below.

SG&A for our wholesale segment, which includes corporate-related expenses, decreased by $3.2 million, or 14.9%, from $21.5 million for the three months ended October 1, 2005 to $18.3 million for the three months ended September 30, 2006. As a percentage of net sales, wholesale segment SG&A decreased from 25.7% for the three months ended October 1, 2005 to 19.0% for the three months ended September 30, 2006. The decrease of $3.2 million is a result of non-recurring initial public offering expenses of $1.9 million, special cash bonus paid in connection with the credit facility amendment of $1.5 million and severance expenses of $0.3 million that were incurred in the third quarter of 2005. Partially offsetting these decreases were increased advertising expenses of $1.2 million and a decrease in other expenses of $0.7 million. Retail SG&A increased slightly by $0.2 million, or 2.8%, from $7.2 million for the three months ended October 1, 2005 to $7.4 million for the three months ended September 30, 2006.

Consolidated SG&A increased by $0.2 million, or 0.3%, from $76.9 million for the nine months ended October 1, 2005 to $77.1 million for the nine months ended September 30, 2006. However, as a percentage of net sales, SG&A decreased from 25.4% for the nine months ended October 1, 2005 to 23.2% for the nine months ended September 30, 2006. Consolidated SG&A for the nine months ended October 1, 2005 included unusual and non-recurring items as discussed below.

SG&A for our wholesale segment, which includes corporate-related expenses, increased by $0.3 million, or 0.5%, from $56.2 million for the nine months ended October 1, 2005 to $56.5 million for the nine months ended September 30, 2006. However, as a percentage of net sales, wholesale segment SG&A decreased from 21.5% for the nine months ended October 1, 2005 to 19.5% for the nine months ended September 30, 2006. The increase of $0.3 million is a result of increased payroll and related benefits, including incentive and other compensation of $3.5 million, increased professional fees and other costs totaling $1.0 million associated primarily with being a public company and Sarbanes-Oxley readiness, increased advertising expense of $1.5 million and increased other expenses of $0.6 million. Offsetting these increases were non-recurring initial public offering expenses of $3.8 million, special cash bonus paid in connection with the credit facility amendment of $1.5 million and severance expenses of $1.0 million that were incurred in the third quarter of 2005. Retail SG&A decreased by $0.1 million, or 0.5%, from $20.7 million for the nine months ended October 1, 2005 to $20.6 million for the three months ended September 30, 2006.

Operating Income

Our consolidated operating income increased by $9.1 million, or 113.8%, from $8.0 million for the three months ended October 1, 2005 to $17.1 million for the three months ended September 30, 2006. Our consolidated operating income increased by $15.7 million, or 48.9%, from $32.1 million for the nine months ended October 1, 2005 to $47.8 million for the nine months ended September 30, 2006.

For the foregoing reasons, operating income for the wholesale segment increased by $8.6 million, or 143.3%, from $6.0 million during the three months ended October 1, 2005 to $14.6 million during the three months ended September 30, 2006. Operating income for the wholesale segment increased by $13.6 million, or 44.3%, from $30.7 million during the nine months ended October 1, 2005 to $44.3 million during the nine months ended September 30, 2006.

Also, for the reasons discussed above, operating income for the retail segment increased by $0.5 million, or 25.0%, from $2.0 million during the three months ended October 1, 2005 to $2.5 million during the three months ended September 30, 2006. The retail segment’s operating income increased by $2.1 million, or 150.0% from $1.4 million during the nine months ended October 1, 2005 to $3.5 million during the nine months ended September 30, 2006.

Interest Expense, Net

Interest expense, net decreased by $0.4 million, or 15.4%, from $2.6 million for the three months ended October 1, 2005 to $2.2 million for the three months ended September 30, 2006. This decrease was primarily the result of a lower average debt outstanding. The average balance of total debt outstanding decreased from $152.2 million for the three months ended October 1, 2005 to $122.9 million for the three months ended September 30, 2006, and the average interest rate during the three months ended October 1, 2005 was 6.3% as compared to a 6.8% average interest rate during the three months ended September 30, 2006, and is primarily due to the increase in LIBOR.

Interest expense, net decreased $7.1 million, or 52.6%, from $13.5 million for the nine months ended October 1, 2005 to $6.4 million for the nine months ended September 30, 2006. This decrease was primarily the result of a lower average debt outstanding and a decrease in deferred financing costs of $4.9 million, associated with the amendment of the Company’s credit facility on June 29, 2005, included in the comparative nine-month period ended October 1, 2005. The average balance of total debt outstanding decreased from $146.3 million for the nine months ended October 1, 2005 to $130.1 million for the nine months ended September 30, 2006 and the average interest rate during the nine months ended October 1, 2005 was 7.0% as compared to a 6.4% average interest rate during the nine months ended September 30, 2006.

Income Tax Expense

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. Our effective income tax rate for the three and nine-month periods ended September 30, 2006 was 40.4% and 40.7%, respectively, as compared to an effective income tax rate for the three and nine-month periods ended October 1, 2005 of 60.7% and 50.9%, respectively. Our effective income tax rate for the three and nine-month periods ended October 1, 2005 was higher than the normal statutory income tax rate, due to the tax effect of non-deductible expenses associated with our initial public offering in July 2005.

Because of significant net operating loss carryforwards (NOLs) available to offset income taxes payable, our cash income taxes to be paid will be at a rate significantly lower than our effective income tax rate. These NOLs have the effect of reducing the effective income tax rate as reported on our income statement to a lower income tax rate to be paid on a cash basis.

Net Income

For the foregoing reasons, our net income increased by $6.8 million from $2.1 million for the three months ended October 1, 2005 to $8.9 million for the three months ended September 30, 2006. Our net income increased by $15.4 million from $9.1 million for the nine months ended October 1, 2005 to $24.5 million for the nine months ended September 30, 2006.

Preferred Stock Dividends and Changes in Redemption Value

For the three and nine months ended October 1, 2005, preferred stock dividends and changes in redemption value, including a special preferred stock dividend, was $1.7 million and $17.3 million, respectively. All outstanding shares of preferred stock, including shares of preferred stock acquired upon the exercise of all outstanding options to purchase shares of our preferred stock, were redeemed in connection with our initial public offering in July 2005.

Net Income Available to Common Stockholders

For the foregoing reasons, the net income available to common stockholders for the three months ended September 30, 2006 was $8.9 million as compared to $0.4 million for the three months ended October 1, 2005. The net income available to common stockholders for the nine months ended September 30, 2006 was $24.5 million as compared to a net loss of $8.1 million for the nine months ended October 1, 2005.

Liquidity and Capital Resources

Operating activities. Cash flows provided by operating activities were $12.4 million in the nine months ended September 30, 2006 compared to $0.3 million in the nine months ended October 1, 2005. This increase in cash provided by operating activities was primarily driven by an increase in net income of $15.4 million offset by an increase in the use of working capital. The increase in accounts receivable for the nine months ended at September 30, 2006 was $22.6 million compared to an increase of $27.5 million for the nine months ended October 1, 2005 and was a result of higher wholesale net sales and the timing of cash collections. The increase in inventories for the nine months ended September 30, 2006 was $14.9 million compared to an increase of $3.8 million for the nine months ended October 1, 2005. The increase in inventory at September 30, 2006 was a result of several factors including, among other things, higher sales volume and an emphasis on higher safety stocks for improved order fulfillment for our customers and to meet ongoing sales demand of our products. Inventory at September 30, 2006 rose to $50.1 million from $40.9 million at October 1, 2005 and up from $35.3 million at December 31, 2005. The decrease in prepaid expenses and other current and non-current assets for the nine months ended September 30, 2006 was $1.5 million compared to an increase of $4.6 million for the nine months ended October 1, 2005. The prior year prepaid expenses and other current and non-current assets included assets held for sale which were sold in the fourth quarter of 2005. The increase in accrued expenses and other current and non-current liabilities for the nine months ended September 30, 2006 was $2.4 million compared to a decrease of $4.4 million for the nine months ended October 1, 2005, and is primarily due to timing of payments.

Investing activities. Cash flows used in investing activities were $1.7 million in the nine months ended September 30, 2006 compared to $0.1 million cash flows provided by investing activities in the nine months ended October 1, 2005. Capital expenditures for the nine months ended September 30, 2006 increased by $0.3 million when compared to the nine months ended October 1, 2005. The prior year includes proceeds received from the sale of assets associated with the plants which were closed during the nine months ended October 1, 2005.

Financing activities. Cash flows used in financing activities were $25.2 million in the nine months ended September 30, 2006 compared to cash flows used in financing activities of $17.8 million in the nine months ended October 1, 2005. The increase in cash used in financing activities is primarily due to voluntary prepayments of our long term debt outstanding totaling $17.5 million and the repurchase of common stock for treasury stock as part of our $20 million stock repurchase program totaling $7.6 million described below.

In February 2006, the Board of Directors approved a stock repurchase program in an amount up to $20 million. Through September 30, 2006, we repurchased $7.6 million of common stock at an average price per share of $11.30. The stock repurchase program, which is open-ended, allows us to repurchase our shares of common stock on the open market, depending on market conditions and other corporate considerations, from available cash flow and borrowings under our revolving facility. Our credit facility was amended to permit the stock repurchase program and to allow borrowings to fund this program, subject to certain restrictions and limitations set forth in the amendment to our credit facility.

At September 30, 2006, we had $120.0 million outstanding under our credit facility. At September 30, 2006, approximately $47.7 million was available for borrowings under the revolving facility, after giving effect to $2.3 million of outstanding letters of credit. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. We were in compliance with all debt covenants at September 30, 2006. We continued to de-leverage our balance sheet with $17.5 million of voluntary debt prepayments during the nine months ended September 30, 2006. On October 31, 2006, we made an additional payment of $5.0 million which is not reflected on our balance sheet as of September 30, 2006. With each debt prepayment, our amortization schedule is revised.  Our next scheduled mandatory principal payment is not due until October 3, 2009. At September 30, 2006, we had a debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of 2.19 to 1.

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

The following table summarizes our significant contractual obligations and commercial commitments at September 30, 2006 and the future periods in which such obligations are expected to be settled in cash. In addition, the table below reflects the timing of principal payments on outstanding borrowings.

	Balance of
	fiscal	In fiscal	In fiscal	In fiscal	In fiscal
(in millions)	2006	2007	2008	2009	2010	Thereafter	Total

Long-term debt (1)	$-	$-	$-	$19.9	$100.1	$-	$120.0
Interest on long-term debt (2)	2.2	8.6	8.6	8.6	3.6	-	31.6
Operating leases	1.3	4.0	3.1	1.7	1.0	3.0	14.1
Total financial obligations	3.5	12.6	11.7	30.2	104.7	3.0	165.7
Purchase obligations (3)	36.1	41.3	-	-	-	-	77.4
Total financial obligations and commitments	$39.6	$53.9	$11.7	$30.2	$104.7	$3.0	$243.1

(1) For the years 2006 through the expiration date of our credit facility, we may be required to make annual consolidated excess cash flow payments depending on applicable leverage ratios. On October 31, 2006, we made an additional payment of $5.0 million which is not reflected in the above table.
(2) The interest rate for the variable portion of long-term debt was the rate in effect at September 30, 2006.
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

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and requires certain disclosures in our fiscal year ending December 30, 2006 Form 10-K. The Company is currently evaluating the impact of adopting this interpretation.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 30, 2006. The Company is currently assessing the impact of the adoption of SAB 108.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 30, 2006.

Based on the funded status of our plan obligations disclosed in Note 12 to our Annual Report on Form 10-K for the year ended December 31, 2005, the estimated impact of adopting SFAS No. 158 would have been a reduction to comprehensive income at December 31, 2005 of approximately $2.5 million with no impact to our consolidated statements of income or cash flows. There will be no effect on our Restated Credit Facility and underlying debt covenants. As the actual impact of adopting SFAS No. 158 will be dependent upon the fair value of the plan assets and the amount of projected benefit obligations measured as of December 30, 2006, the above estimated amount may not be reflective of the actual impact of the adoption at December 30, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk. We do not believe that we have significant foreign currency transactional exposures. For the three and nine-month periods ended September 30, 2006, $7.4 million and $20.5 million, respectively, of our total net sales were in currencies other than the U.S. dollar. During the three and nine-month periods ended September 30, 2006, our net sales were favorably impacted by $0.4 million and $0.4 million, respectively, due to foreign exchange rates. Most of our purchases are denominated in U.S. dollars. Approximately 70% of our total sourcing is concentrated in two foreign countries, China and Indonesia. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

Interest Rate Risk. Interest rate risk is managed through a combination of variable and fixed rate debt composed of long-term instruments. The objective is to maintain a cost-effective mix that we deem appropriate and have entered into interest rate swap agreements to maintain that balance. At September 30, 2006, our debt portfolio was composed of variable-rate debt of which we hedge approximately 25% to a fixed-rate. With respect to our variable-rate debt, a 1% change in interest rates would be immaterial.

Commodity Price Risk. We are subject primarily to commodity price risk arising from fluctuations in the market prices of raw materials used in the garments purchased from our sourcing vendors if they pass along these increased costs. During the past five years, there has been no significant impact from commodity price fluctuations, nor do we currently use derivative instruments in the management of these risks. On a prospective basis, fluctuations in petroleum prices may also influence the prices of the related items such as chemicals, dyestuffs, man made fibers and foam. Any raw material price increase, as well as any increase in transportation costs, would increase our cost of sales and decrease our profitability unless we are able to pass our higher costs on to our customers.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
We are not currently a party to any material legal proceedings. We are subject to various claims and legal actions arising from time-to-time in the ordinary course of business. We do not believe that the outcome of any of these proceedings will have a material adverse effect on our financial conditions, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.
(b) None.
(c) Issuer purchases of equity securities:

			Total number	Maximum
			of shares	dollar
	Total		repurchased	value of shares
	number	Average	as part of publicly	that may yet be
	of shares	price paid	announced	repurchased under
Period	repurchased	per share	program (1)	the program (1)

January 1, 2006 - February 4, 2006	-	$-	-	$-
February 5 - March 4, 2006	344,000	9.87	344,000	16,604,720
March 5 - April 1, 2006	59,800	10.32	59,800	15,987,584
April 2 - May 6, 2006	72,600	10.99	72,600	15,189,710
May 7 - June 3, 2006	46,800	12.62	46,800	14,599,094
June 4 - July 1, 2006	56,200	12.41	56,200	13,901,652
July 2 - August 5, 2006	-	-	-	-
August 6 - September 2, 2006	90,100	16.26	90,100	12,436,626
September 3 - September 30, 2006	-	-	-	-

(1) In February 2006, the Board of Directors approved a $20.0 million stock repurchase program, authorizing the repurchase of our common stock. We are authorized to make repurchases from time to time in the open market as market conditions warrant and pursuant to other parameters set by our Board of Directors.

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

MAIDENFORM BRANDS, INC.
(Registrant

Date: November 8, 2006	By:	/s/ Dorvin D. Lively
Name: Dorvin D. Lively
Title: Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002