Form 10-K
period 2006-12-30
Maidenform Brands, Inc.
filed 2007-03-13
CIK 1323531

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 30, 2006
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

        Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☒

        As of March 9, 2007, there were 22,980,144 shares of the registrant's common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

MAIDENFORM BRANDS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2006

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

(i)

PART I

ITEM 1. BUSINESS

        Throughout this Annual Report on Form 10-K, we refer to various trademarks, service marks and trade names that we use in our business. Maidenform®, Flexees®, Lilyette®, Sweet Nothings®, Rendezvous®, Subtract®, Minimizer®, Bodymates®, Self Expressions®, One Fabulous Body®, Instant Slimmer® and Dream® are some of our registered trademarks. One Fabulous Fit™, I Value Luxury™, One Fabulous Moment™, Collection M™, the Lite Bra™, Flex-to-Fit™, Feeling Sexy™ and Smooth Fit™ are some of our trademarks and service marks. We also have a number of other registered service marks, trademarks, service mark applications and trademark applications related to our products that we refer to throughout this Annual Report on Form 10-K. This Annual Report on Form 10-K also contains trademarks and service marks of other organizations and entities which are the property of their respective holders.

OVERVIEW

        Our company, Maidenform Brands, Inc., is a global intimate apparel company with a portfolio of established and well-known brands, top-selling products and an iconic heritage. We design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell our products through multiple distribution channels, including department stores and national chain stores, mass merchants (including warehouse clubs), other (including specialty retailers, off-price retailers and licensing income), our company-operated outlet stores and our websites. During our 85-year history, we believe we have built strong equity for our brands and established a platform for growth through a combination of innovative, first-to-market designs and creative advertising campaigns focused on increasing brand awareness with generations of women. We sell our products under some of the most recognized brands in the intimate apparel industry, including Maidenform, Flexees, Lilyette, Sweet Nothings, Rendezvous, Subtract, Bodymates, and Self Expressions.

        Our Maidenform, Flexees and Lilyette brands are broadly sold in department stores (such as Macy's, Lord & Taylor and Belk) and national chains (such as Kohl's and JCPenney). We also own brands for intimate apparel products that are distributed through select mass merchants. These brands carry our corporate endorsement and leverage our product technology, but are separate brands with distinctly different logos. For example, our Sweet Nothings branded products are sold in more than 3,100 Wal-Mart domestic stores and over 240 Wal-Mart stores in Canada; our Bodymates branded products are sold in Costco's 360 domestic and 125 international Costco stores; and our Self Expressions branded products are sold in more than 1,300 Target stores in the United States and 260 Zellers' stores in Canada. In addition to these brands, we selectively design and source private-label products for certain retailers.

        In the last few years, we have achieved significant increases in our net sales and profitability. We have accomplished this by implementing key management changes, investing in marketing our brands, introducing innovative new products and expanding a multi-brand, multi-channel distribution model while significantly lowering our cost structure through financial and operational discipline and initiatives. For example, we have successfully transitioned from operating our own manufacturing facilities to become a global sourcing company with all of our products manufactured by third parties. As a result of these initiatives, our net sales have grown from $263.4 million in 2002 to $416.8 million in 2006, representing a compound annual growth rate of 12.2%.

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

OUR COMPETITIVE STRENGTHS

        We attribute our market leadership and significant opportunities for continued growth to the following competitive strengths:

Portfolio of well-known brands with strong market position

        During our 85-year history in the intimate apparel industry, we believe we have built strong equity for our brands through a combination of innovative, first-to-market designs and creative advertising campaigns. Our products have a well-earned reputation for "everyday comfort," which we define as excellent fit, affordability and beautiful styling and are marketed under some of the most long-standing, recognized brands in the industry, such as Maidenform, Flexees and Lilyette.

        We have extended our addressable market by offering products at lower price points through the introduction of our other brands. These brands carry our corporate endorsement and leverage our product technology, but are separate brands with distinctly different logos. In addition, these products are similar in style to Maidenform products, but are typically produced with materials more appropriate for these price points.

Effective multi-brand, multi-channel distribution model

        We offer a wide range of brands and products at various price points targeted at distinct distribution channels. This multi-channel strategy reduces our reliance on any single distribution channel, product, brand or price point. While the Maidenform, Flexees and Lilyette brands are generally sold in department stores and national chains, we market our other brands to other retailers in the national chain and mass merchant channels. Specifically, Sweet Nothings is sold at Wal-Mart stores, Rendezvous and Subtract are sold at Sears stores, Bodymates is sold at Costco stores and Self Expressions is sold at Target stores and Zellers' stores.

History of innovation and development of new products

        Throughout our 85-year history, we have successfully developed and introduced new products. Some examples of our innovations include:

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

  •
  introducing the Lite Bra collection, which launched in 2006; and

  •
  introducing the Smooth Fit collection, which launched in early 2007.

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

        We typically introduce our most innovative products into the department stores and national chain stores channel first. Upon a successful launch, we often design a related product that modifies the design to permit value pricing under our other brands. In addition, we are focused on continually reducing our finished goods costs by sourcing our existing products from third parties, without compromising quality levels. We work closely with our sourcing partners, who enter into confidentiality agreements, to share best practices and keep abreast of new advances in design and technology.

Effective and compelling marketing strategies

        Our creative advertising campaigns have been key to building brand equity for the Maidenform brand and for our other brands. In our advertising campaigns, we consistently strive to portray intelligent and confident women and to relate to women's aspirations. Notable campaigns we have used in the past to convey this image include the first Dream campaign ("I Dreamed..."), launched in 1949, and the 1970's launch of "The Maidenform Woman. You Never Know Where She'll Turn Up" campaign. More recently, we re-introduced a modern interpretation of the classic "I Dreamed..." campaign as part of a successful strategy to increase brand recognition with our core consumer and attract a younger, more contemporary consumer. This campaign has had substantial placement in print media. We also invest in point-of-sale advertising and cooperative advertising, which is our contribution to retailer-produced advertising. In all of our advertising, we strive to present a consistent image of the Maidenform brand. We place significant marketing emphasis on the Maidenform brand, as we believe consumers are driven to purchase our products not only for their product features, but also because of the image conveyed by the brand. Furthermore, development of Maidenform brand equity has additional positive effects on our other brands including Sweet Nothings, Rendezvous, Bodymates and Self Expressions.

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

OUR GROWTH STRATEGIES

        We intend to increase sales and profitability by strengthening our position in the intimate apparel industry through the following key strategic initiatives:

Continue to increase consumer identification with our brands

        We plan to increase our focus on marketing, especially for the Maidenform brand. We currently use substantial print media and point-of-sale hang-tags on our products to reinforce our brand image. Going forward, we will look to increase our total number of advertising impressions in a variety of media and coordinate these images with our cooperative advertising, outdoor advertising and point-of-sale materials to ensure that all touchpoints with our consumers reinforce the brand image. At the same time, we will continue to monitor the media where our advertisements are placed to ensure we are as effective as possible in reaching our core consumer. We are also focused on promoting our other brands, including Sweet Nothings, Rendezvous, Bodymates and Self Expressions. For our Flexees and Lilyette brands, we will continue to focus our marketing efforts at the point-of-sale, with informative hang-tags on the product that explain product benefits, and will continue to provide cooperative advertising support for inclusion in retailer-produced advertising.

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

Increase market share in department stores and national chains

        We intend to increase market share in department and national chains by expanding and refreshing product offerings through innovative technology and design expertise within our core brands—Maidenform, Lilyette and Flexees. In addition, we will continue to support the advertising efforts of our retail partners through cooperative advertising programs and the aggressive pursuit of point-of-sale visual presentation that clearly represent our brands on the selling floors.

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

Expand our international presence

        Our products are currently distributed outside the United States in approximately 54 countries and territories, representing 6.8% of our net sales, the majority of which are generated in the United Kingdom and Canada. We intend to continue to focus our international selling efforts in markets with consumer preferences similar to those found in the United States.

        Our European growth is focused within the United Kingdom, where the Maidenform and Flexees collections have gained momentum. In the United Kingdom, we launched the Maidenform brand at Debenhams in 2003 and, following successful tests, launched at the House of Fraser and John Lewis in 2004.

        In Canada, in addition to aggressively expanding the door distribution for Maidenform, Flexees and Lilyette within department stores, sales have also benefited from the expanded placement of new categories of business such as the Maidenform One Fabulous Fit pant collection at The Bay, and Lilyette Minimizer bras and special occasion bras in department stores. Our Canadian business also expanded within the mass merchant channel of distribution through the sales of Sweet Nothings at Wal-Mart Canada, Bodymates at Costco in Canada and Self Expressions bras and shapewear at Zellers.

        In 2006, we experienced growth in Russia, the Benelux countries and Ireland and believe that there is a continuing opportunity to grow our brands and develop our presence in the international markets.

Continue to improve product sourcing

        We employ a sourcing strategy that expedites our speed to market. We source our products from a network of quality manufacturers in China, Hong Kong, Indonesia, Macau, the Philippines and Thailand, among other countries. In most cases, we identify and mandate the raw materials and the sub-contractors we want these suppliers to use. In the future, we may source our products from Bangladesh, Cambodia, Egypt, India and other countries due to the easing of trade restrictions and the maturing of the infrastructure in those countries. In connection with this increase in products sourced from third-party manufacturers, we have significantly reduced our number of employees since 2001.

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

PRODUCTS AND BRANDS

        We sell a broad range of intimate apparel products including bras, panties and shapewear under the following brands:

Maidenform®

        We sell a collection of bras and panties under the Maidenform brand primarily at department stores, national chains and our company-operated outlet stores and websites. Maidenform branded bras are best described as "everyday comfort" bras with excellent fit, feminine styling and consumer-friendly technology, offering a woman the perfect combination of style and function. The target consumer for Maidenform branded products are women between the ages of 25 and 65 with a career or active lifestyle, a sense of style and who appreciate how a comfortable, fit-flexible bra can improve the way they look in clothes. Product lines under the Maidenform brand include:

  •
  One Fabulous Fit: Our signature Maidenform franchise. Product includes two-way stretch foam bras in a variety of silhouettes designed for the average figure consumer.

  •
  One Fab Fit Pants: Everyday, comfortable pants designed in updated silhouettes and colors coordinated to the bra collection.

  •
  Smooth Fit: Our newest franchise featuring seam-free technology. Designed for the average figure, this collection offers innovative technology for a customized fit. It is priced slightly above One Fabulous Fit.

  •
  Smooth Fit Pants: Innovative fusing technology provides a seam-free, smooth look under clothes with no visible panty lines. Color coordinated to the bra collection.

  •
  The Dream Collection: Priced slightly above One Fabulous Fit, this collection offers luxurious fabrics and stretch-to-fit comfort in a variety of silhouette shapes, appealing to a wider audience.

  •
  The Lite Bra: Two way stretch foam interpreted in a bra that is about 20% lighter in weight than the average; where every component is re-designed for less bulk to improve comfort without compromising fit.

  •
  Collection M: A better line of shapewear with limited distribution designed to compete with volume oriented designer businesses.

  •
  I Value Luxury: A collection of intimates designed for the value-conscious women who recognizes and appreciates branded product.

Flexees®

        Flexees is a collection of shapewear products sold primarily in department stores and national chains and our company-operated outlet stores and websites. Shapewear products create a more slimmed and toned appearance. Examples of shapewear include high leg briefs, full briefs, waist nipper briefs, waist nippers, body briefers, control slips and control camisoles. Flexees products serve as an under layer for all types of clothing, offering a woman comfort and flexibility while slimming and shaping. Flexees is designed with shape defining properties to provide a range of control from firm to lighter control. The target consumers of our Flexees products are women between the ages of 25 and 65. The Flexees product is categorized by level of control. Product lines under the Flexees brand name include:

  •
  One Fabulous Body: A collection of lightweight everyday control shapewear for smoothing and toning. Made from luxurious fabrics, garments hug body for an incredibly comfortable fit. Designed to be worn as bodyliners for a sleeker, sexier shape under today's ready-to-wear.

  •
  Contemporary Shapers: These moderate and firm control silhouettes offer women the perfect balance of form, function and femininity. Styles provide superior shaping and comfort for a sleek look under clothes.

  •
  Instant Slimmer: Firm and maximum control shapewear with added coverage featuring firm control slimming features that flatten the tummy, slim the hips and take inches off the waist for a smooth look under clothes.

Lilyette®

        Lilyette is a collection of bras for the full-figured woman sold primarily in department stores and national chains and our company-operated outlet stores and website. Lilyette bras are targeted at larger-busted women between the ages of 25 and 65, and are typically offered in cup sizes of C and larger. The Lilyette brand represents higher quality luxury at a good value. The Lilyette collection is categorized by product feature:

  •
  Minimizer: Beautiful, contemporary bras, designed to reduce the bust up to one cup size while offering a smoother, more balanced appearance under clothes.

  •
  Full Support: Active bras designed for today's active women offering maximum uplift, support and comfortable shaping.

  •
  Specialty: Clean, contemporary and functional full support bras designed for special occasion dressing.

Other Brands

  •
  Sweet Nothings: A collection of bras, panties and shapewear sold at Wal-Mart.

  •
  Rendezvous: A collection of bras and panties sold at Sears in the United States.

  •
  Subtract: A collection of shapewear sold at Sears in the United States.

  •
  Bodymates: Multi-packs of intimate apparel sold at Costco.

  •
  Self Expressions: A collection of bras, panties and shapewear sold at Target in the United States and at Zellers in Canada.

  •
  Private label: We selectively sell bras and shapewear under private labels for certain of our customers.

DISTRIBUTION CHANNELS

        Our Maidenform, Flexees and Lilyette brands are broadly sold in department stores (such as Macy's, Lord & Taylor and Belk) and national chains (such as Kohl's and JCPenney). Our Sweet Nothings branded products are sold in Wal-Mart stores, Rendezvous is sold in Sears stores, our Bodymates branded products are sold in Costco stores and our Self Expressions branded products are sold in Target stores and Zellers' stores in Canada. These brands carry our corporate endorsement and leverage our product technology but are separate brands with distinctly different logos. In addition to these brands, we selectively design, develop and source private-label products for certain specialty retailers and a mass merchant. We currently operate 76 outlets stores and our websites, www.maidenform.com and www.maidenform.co.uk, through which we primarily sell our branded products.

        Our diversified brand and product portfolio allows us to target a variety of channels and price points without causing channel conflict. We operate in two segments, wholesale and retail. Our wholesale segment includes domestic wholesale distribution, international distribution and licensing. Our retail segment includes our company-operated outlet stores and our websites. In 2006, we derived approximately 87% of our net sales from our wholesale segment and approximately 13% of our net sales from our retail segment. We had two customers that each accounted for more than 10% of our net sales in 2006 and 2005, one customer that accounted for more than 10% of our net sales for the period May 11, 2004 through January 1, 2005 and two customers that each accounted for more than 10% of our net sales for the period December 28, 2003 through May 10, 2004.

        In addition, our mix of products sold between bras, shapewear, and panties in the wholesale segment are summarized below:

	2006	2005	2004
Bras	68%	68%	68%
Shapewear	22%	20%	22%
Panties	10%	12%	10%

	100%	100%	100%

Domestic wholesale distribution

        We enjoy longstanding relationships with industry-leading customers in our wholesale channel. Our major wholesale customers include Federated, JCPenney, Kohl's, Mervyns, Sears, Target, Wal-Mart and Costco. In 2006, net sales from our ten largest customers totaled $287.0 million, or 68.9% of total net sales, and 79.6% of our total wholesale net sales.

        Department Stores and National Chain Stores.    The department stores and national chain stores are where we generally sell the Maidenform, Flexees and Lilyette brands. We plan to continue to invest in increasing our net sales with department store customers, which we believe is important to our long-term positioning in the channel. There has been a growing trend toward consolidation of department stores. We expect the rate of our future net sales growth with department stores to be moderated by the reduction in both the number of department store customers and the number of doors (distinct locations operated by a particular retailer) operated by those customers. We have grown both our market share and our net sales significantly in the past several years with national chain stores. We expect to see continued growth with national chain stores in the future as consumers continue to seek out value alternatives and as our customers in this channel continue to open new doors. We have customers located outside the United States that purchase our Maidenform, Flexees and Lilyette brands. The majority of these net sales to these customers are included in the department store and national chain store channel.

        Mass Merchants.    The mass merchant channel includes both mass merchants and warehouse clubs. We intend to improve our penetration in this channel through the use of Sweet Nothings,

Bodymates and Self Expressions, as well as private brands. We have experienced significant growth in this channel over the past several years and expect to achieve growth in the future as we are able to increase both the floor space and number of doors at which our products are sold. We expect that both our net sales to this channel and our net sales to this channel as a percentage of our total net sales are likely to increase over time. The volume and mix of net sales of our brands and of private label in the mass merchants channel can vary from period to period based upon strategic changes that our customers may implement from time to time. Net sales to customers in the mass channel that are located outside the United States are included in this channel.

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

        We will selectively target strategic acquisitions or a brand start-up to grow our consumer base and would utilize the acquired companies to complement the products, channels and geographic reach of our existing portfolio. We believe that acquisitions could enhance our product offerings to retailers and provide potential growth. We believe we can leverage our core competencies such as product development, brand management, logistics and marketing to create significant value from the acquired businesses. The opportunity to license designer brands is also a potential opportunity for us.

        We also generate net sales from licensing our brand names to qualified partners for natural line extensions in the intimate apparel market such as sleepwear, teen bras and panties, bra accessories, socks and slippers. Licensing royalties have accounted for less than 1% of our total net sales. Our licensed products are sold at department stores, national chains and mass merchants, at our company-operated outlet stores and through our websites. We believe this gives us the opportunity to introduce our brands to new consumers at a relatively early age. We believe that we can potentially expand our licensing activities beyond our current offerings.

Domestic retail distribution

        We sell our products directly to consumers through our 76 company-operated outlet stores and our websites.

        Company-Operated Outlet Stores.    We currently operate 76 outlet stores through which we primarily sell our branded products. In addition, we sell products such as sleepwear, bra accessories and teen bras under the Maidenform label which we purchase from our licensees and other third-party vendors. We regularly review our real-estate portfolio in order to optimize our store base. Our company-operated outlet stores reduce our dependence on off-price retailers, to which excess merchandise is typically sold at or below cost, and increase brand awareness through direct-to-consumer sales of our products. Our retail stores also provide us with a unique opportunity to test consumer response to new products in an environment entirely within our control. Our company-operated outlet stores have an average footprint size of approximately 2,500 square feet.

        The following table highlights the number of stores opened and closed since the beginning of 2004.

	2006	2005	2004
Beginning fiscal year	74	81	94
Open	7	2	3
Closed	(5)	(9)	(16)

Ending fiscal year	76	74	81

        Our Websites.    Our websites, which we operate through wholly owned subsidiaries, are designed to heighten brand awareness and serve as a channel for our products to be sold directly to consumers. Online sales are expected to increase as a result of our more contemporary target audience and our increased market share.

MERCHANDISING AND DESIGN

        We continue to focus on innovation across all product lines. Our new product designs are typically conceived by our merchandising teams, which are generally organized by channel (e.g., department stores and national chains or mass merchants) and brands.

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

SALES AND MARKETING

        Existing and potential customers view our latest product lines and place orders during marketing periods that take place twice a year, in the spring and fall. Throughout the year, our products are continuously ordered on a replenishment basis, typically at weekly intervals. In addition, most of our customers order new styles, products or colors in advance in order to ensure sufficient quantities.

        Our marketing team operates as a shared resource across channels to maximize productivity and creativity. We focus our advertising and promotional spending on brand and/or product specific advertising, primarily through point-of-sale product displays, visuals and individual in-store promotions. We also spend a significant portion of our advertising budget on cooperative advertising, which constitutes contributions to the advertising cost of our products by retailers.

COMPETITION

        The intimate apparel industry is highly competitive. We believe, however, that our combination of brand strength, size, design capability and operational expertise position us well against our competitors. Competition is generally based upon product quality, brand name recognition, price, selection, customer service and purchasing convenience. Our primary competitors include Aerie by American Eagle, Cupid Foundations, Inc., Gap Inc., Hanesbrands, Inc., Jockey International, Inc., the Lane Bryant division of Charming Shoppes, Inc., the Soma division of Chico's, Inc., Triumph International, VF Corporation, the Victoria's Secret division of Limited Brands, Inc., Wacoal Corp. and The Warnaco Group, Inc. Additionally, department stores and national chain stores, specialty retailers and other retailers, including our customers, have significant private label product offerings that compete with us. Because of the highly fragmented nature of the industry, we also compete with many small manufacturers and retailers. Some of our competitors are much larger than us and have greater resources than we do.

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

TRADEMARKS, COPYRIGHTS AND LICENSING AGREEMENTS

        We own a portfolio of highly recognized trademarks and trade names, including Maidenform, Flexees, Lilyette, Sweet Nothings, Rendezvous, Subtract, Bodymates and Self Expressions. We also own copyrights. These intellectual property rights are important to our marketing efforts. Our owned brands are protected by registration or otherwise in the United States and most other markets where our brands are sold. These intellectual property rights are enforced and protected from time to time by litigation.

        Each trademark registration in the United States has a duration of ten years and is subject to an indefinite number of renewals for a like period upon appropriate application. The duration of proprietary rights in trademarks, service marks and trade names in the United States, whether registered or not, is predicated on our continued use. Trademarks registered outside of the United States have a duration of between seven and fourteen years depending upon the jurisdiction and are also generally subject to an indefinite number of renewals for a like period upon appropriate application. We are using all of our material marks. Maidenform, Flexees, Lilyette, Sweet Nothings and Self Expressions are some of the trademarks that we have registered with the U.S. Patent and Trademark Office and analogous agencies in a number of other markets where our brands are sold. We have renewed the registrations (or applied for variant forms of the registration, where appropriate, to assure continued protection) of our material registered trademarks. We plan to continue to use all of our material brand names and marks and to renew the registrations of all of our material registered trademarks so long as we continue to use them. We have granted licenses to other parties to manufacture and sell specified products under our trademarks in specified distribution channels and geographic areas. Some of these license agreements contain minimum annual licensing and advertising commitments. Some are for a short term and may not contain specific renewal options. We do not license from third parties any trademarks that are material to our business.

IMPORTS AND IMPORT RESTRICTIONS

        Our operations are, or may become, subject to various existing and proposed international trade agreements and regulations such as the North American Free Trade Agreement, the Central American Free Trade Agreement and the Caribbean Basin Initiative, and the activities and regulations of the World Trade Organization, or WTO. Generally, these trade agreements benefit our business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that negatively affect our business, such as limiting the countries from which we can purchase raw materials and setting quantitative limits on products that may be imported from a particular country. We are exposed to these risks as we import goods from third party suppliers in Asia and Central America.

        In general, previously existing quotas on the importation of fabrics and apparel were phased out over a ten-year period that ended on January 1, 2005. Such quotas were phased out in 1998 for cotton bras and in 2002 for bras of man-made fabrics. These phased-out quotas only applied to WTO-member countries. With China's accession to the WTO in 2001, the phase-out completed on January 1, 2005 was applicable to that country as well. Given this short time frame, however, a "safeguard" mechanism was established with respect to China only. The safeguard mechanism is a transition rule to protect against surges of imports from China that would disrupt the domestic market in such goods.

        On December 24, 2003, the U.S. government imposed a safeguard quota on imports of bras and other foundation garments. This quota was filled as of November 28, 2004, resulting in no imports of bras and certain shapewear products from China from this date through December 23, 2004. The U.S. government self-initiated a safeguard inquiry with respect to panties and imposed a safeguard quota that resulted in an embargo on panties imported from China into the United States, which foreclosed any such imports through the end of the 2005 calendar year. A new petition to impose another safeguard quota on the importation of bras and certain shapewear from China was also filed. These and other safeguard actions led to the negotiation of a three-year bilateral arrangement with China that sets quantitative restrictions on the importation of certain products, including panties, bras and certain shapewear products, with planned and predictable increases to those limits over the three-year period ending December 31, 2008. If there is growth in imports from China which exceed the negotiated increases in the annual quotas, ensuing embargoes could have a disruptive effect on the regular flow of products to fill orders. In anticipation of this possibility, we have been sourcing from other countries in the Asia-Pacific region and should be able to shift production as necessary in order to reduce the risk of adverse consequences from an embargo. The safeguard mechanism will expire and it is likely that no safeguard actions will be invoked after December 31, 2008 with respect to China.

        The European Union (EU) has entered into a trade agreement with China that established annual quantitative limitations on bras and other categories which resulted in an embargo on bras in 2005 and could result in an embargo on bras and other categories imported from China in 2007 and 2008.

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

EMPLOYEES

        As of December 30, 2006, we had approximately 1,300 employees. We consider our relationships with our employees to be satisfactory and have not experienced any significant interruptions of operations due to labor disagreements since 1978. Our union employees are represented by UNITE-HERE and Local 153 of OPEIU. Our contract with UNITE-HERE, which covers approximately 235 employees at our Fayetteville and Bayonne locations, expires on September 30, 2009. Our union contract with OPEIU, which covers 20 clerical employees at our headquarters in Bayonne, New Jersey, expires on September 30, 2009.

AVAILABLE INFORMATION

        Our investor relations website can be accessed at www.maidenformbrands.com. There, we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, proxy statement, directors and officer reports on Form 3, Form 4 and Form 5, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). The information found on our website is not part of this or any other report we file with or furnish to the SEC. We also make available on our website the Maidenform Brands, Inc. Code of Ethics and Conduct, our Corporate Governance Guidelines, and the charters for the Audit, Compensation and Nominating and Corporate Governance Committees of the Board of Directors.

ITEM 1A. RISK FACTORS
Risks Related To Our Business and Our Industry

Our growth cannot be assured. Even if we do experience growth, we cannot assure you that we will grow profitably.

        Although we have experienced significant growth in our net sales since 2002, historical growth rates may not be sustainable and are not necessarily indicative of future operating results. Our efforts to generate future growth in net sales might not result in increased net sales, higher margins or continued profitability. To the extent that net sales do not grow at anticipated rates, that increases in operating expenses precede or are not subsequently followed by commensurate increases in net sales, or that we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition could be materially and adversely affected.

We have experienced losses in the past and may incur losses in the future.

        We experienced net losses for our 2004 year and for each of the years from 1995 to 2001. Furthermore, our predecessor company declared bankruptcy in July 1997 and emerged from bankruptcy in July 1999. We expect that our expenses will increase in the near term in order to continue expanding our business. We may incur losses in future periods. If we are not able to maintain profitability, our stock price is likely to decline.

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

        We depend on a limited number of customers for a significant portion of our sales. Net sales from our ten largest customers totaled 68.9%, 64.5% and 63.3% of our total net sales during 2006, 2005 and 2004, respectively. We expect that these customers will continue to represent a significant portion of our net sales in the future. Two customers each accounted for more than 10% of our net sales in 2006 and 2005, one customer accounted for more than 10% of our net sales for the period May 11, 2004 through January 1, 2005 and two customers each accounted for more than 10% of our net sales for the period December 28, 2003 through May 10, 2004.

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

        The intimate apparel industry is highly competitive. Competition is generally based upon product quality, brand name recognition, price, selection, service and purchasing convenience. Both branded and private brand manufacturers compete in the intimate apparel industry. Our primary competitors include Aerie by American Eagle, Cupid Foundations Inc., Gap Inc., Hanesbrands, Inc., Jockey International, Inc., the Lane Bryant division of Charming Shoppes, Inc., the Soma division of Chico's, Inc., Triumph International, VF Corporation, the Victoria's Secret division of Limited Brands, Inc., Wacoal Corp., and The Warnaco Group, Inc. Because of the highly fragmented nature of the balance of the industry, both domestically and internationally, we also compete with many small manufacturers and retailers. Additionally, department stores, specialty retailers and other retailers, including our customers, have significant private brand product offerings that compete with us, and these retailers may choose to source these private brand product offerings directly from third-party manufacturers.

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

        Many of our competitors have significantly greater financial, marketing and other resources, broader product lines outside of intimate apparel and a larger customer base than we have and may be less financially leveraged than we are. As a result, these competitors may be able to:

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

        There has been a growing trend toward retailer consolidation and, as a result, we increasingly sell our products to a reduced number of customers. As a result of this consolidation, we have observed an increased centralization of buying decisions and greater negotiating power by such retailers. Policy changes by our customers, such as reductions in inventory levels, limitations on access to display space, development of private brands and other changes by customers, could result in lower net sales and lower gross margins for us. These consolidations in the retail industry, as well as further consolidations that may occur in the future, could result in price and other competition that could damage our business. Additionally, as our customers grow larger, they may increasingly require us to provide them with our products on an exclusive basis, which would cause an increase in the number of SKUs we must carry and, consequently, our inventory levels and working capital requirements could increase. The potential impact of these types of policy changes by our customers has been amplified by the recent consolidation of retailers, as each retailer now represents a greater portion of our net sales.

The intimate apparel industry is subject to pricing pressures that may cause us to lower the prices we charge for our products.

        Average prices in the intimate apparel industry have generally declined in the past several years, primarily as a result of the growth of the mass merchant channel of distribution, increased competition, consolidation in the retail industry and a promotional retail environment.

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

        Our success depends, in part, on management's ability to anticipate and respond effectively to rapidly changing fashion trends and consumer tastes and to translate market trends into appropriate, saleable product offerings. If we are unable to anticipate, identify or react to changing styles or trends and misjudge the market for our products or any new product lines, our sales may be lower and we may be faced with a significant amount of unsold finished goods inventory. In response, we may be forced to increase our marketing promotions, to provide markdown allowances to our customers, or to liquidate excess merchandise, any of which could have a material adverse effect on our net sales and profitability. Our brand image may also suffer if customers believe that we are no longer able to offer innovative products, respond to the latest fashion trends or maintain the quality of our products.

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

  •
  in the event of safeguard embargoes, many of the Chinese factories may lose workers which would likely affect their ability to service the business when the embargoes are lifted; or

  •
  as our suppliers open new plants in new countries, costs of labor may be higher and worker productivity may be lower than at existing plants.

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

  •
  quantitative limits that may limit the quantity of goods which may be imported into the United States or other jurisdictions from a particular country, including the imposition of "safeguard" limitations by the U.S. government or governments in other jurisdictions, such as the European Union and its member countries, limiting our ability to import goods from China;

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

        Adverse changes in these costs and restrictions could interrupt production in offshore facilities or delay receipt of our products in the United States and international markets, which would harm our business. Safeguard actions have been initiated in the past with respect to panties and bras by the United States. The United States entered into a three-year bilateral agreement with China setting quantitative limits on imports on panties, bras and certain shapewear products that could result in embargoes in 2007 and 2008. Similarly, the European Union (EU) has entered into a trade agreement with China that has resulted in annual quantitative limitations on bras and other categories that did result in an embargo on bras in 2005 and could result in an embargo on bras and other categories imported from China in 2007 and 2008. Furthermore, future trade agreements could provide our competitors with an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, results of operations or financial condition.

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

        We lease all of our outlet store locations. The majority of our store leases contain provisions for base rent plus an additional amount based on a percentage of sales in excess of an agreed upon minimum annual sales level. A number of our leases include a termination provision which applies if we do not meet certain sales levels during a specified period, typically in the third to fourth year of the lease. In addition, our leases all expire within the next ten years with a shorter average remaining life and generally do not contain options to renew. Furthermore, some of these leases contain various restrictions relating to the change of control of our company. Our leases also subject us to risks relating to compliance with changing outlet center rules and the exercise of discretion by our landlords on various matters within the outlet centers. If we are unable to renew or replace our store leases or enter into leases for new stores on favorable terms, or if we violate any of the terms of our current leases, our growth and profitability could be harmed.

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

We are implementing changes to our Information Technology systems that may disrupt operations.

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

We are subject to potential challenges relating to overtime pay and other regulations, and union contracts that affect our relationship with our employees, which could adversely affect our business.

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

        We are a party to contracts with two separate unions. Our contracts with Local 153 of OPEIU and UNITE-HERE both expire on September 30, 2009. Our failure or inability to renew either of these contracts could have a material adverse effect on our ability to operate our business and on our results of operations.

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

  •
  complete our $20.0 million stock repurchase program;

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

        Future acquisitions could have an adverse effect on our operating results, particularly in the quarters immediately following their completion while we integrate the operations of the acquired business. Once integrated, acquired operations may not achieve levels of revenues, profitability or productivity comparable with those achieved by our existing operations, or otherwise perform as expected.

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

        At December 30, 2006, we had approximately $62.8 million of federal and state net operating loss carryforwards available for future utilization during the years 2007 through 2023. To the extent any sales of common stock by us or certain of our stockholders results in an "ownership change" within the meaning of Section 382 of the Internal Revenue Code ("Section 382"), we may not be able to realize certain of these net operating loss carryforwards existing at the date of such ownership change or the timing of when we can use these net operating loss carryforwards may be modified. For more information regarding these potential income tax benefits and our net operating loss carryforwards, see notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

        As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules of the New York Stock Exchange (NYSE). The requirements of these rules and regulations have in the past increased, and may further increase in the future, our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our systems and resources. The Securities Exchange Act of 1934 requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we report on the effectiveness of our disclosure controls and procedures, and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures, and internal control over financial reporting, significant resources and management oversight will be required. In addition, beginning with our 2006 fiscal year, we were required to comply with Section 404 of the Sarbanes- Oxley Act. As a result, management's attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our Board of Directors and qualified members of our management team.

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

        As of March 7, 2007, our executive officers, directors, current 5% or greater stockholders and affiliated entities (based upon the most recent filings with the SEC with respect to each such stockholder) together beneficially own approximately 47% of our common stock outstanding. Among the 5% or greater stockholders as of the same date, Ares Corporate Opportunities Fund, L.P. ("Ares"), who is our largest stockholder, beneficially owned approximately 16% of our common stock outstanding. As a result, these stockholders, should they act together, may be able to influence or control matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. These stockholders may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

The future sale of shares of our common stock may negatively affect our stock price.

        If our existing stockholders sell substantial amounts of our common stock, including shares issuable upon the exercise of outstanding options in the public market, or if our stockholders are perceived by the market as intending to sell substantial amounts of our common stock, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

Our stockholders could sell large blocks of securities, which could cause the price of our common stock to decline.

        Sales of substantial amounts of common stock by our existing stockholders or the perception that those sales could occur may adversely affect the market price for our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None

ITEM 2. PROPERTIES

        Our company headquarters are located in Bayonne, New Jersey and house the corporate, marketing, merchandising and design functions. We own the entire building, which is approximately 98,700 square feet. During 2007, we will relocate our company headquarters to leased premises of approximately 67,000 square feet located in Iselin, New Jersey. This lease expires in February 2017.

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

        We currently operate 76 outlet stores in 28 states and Puerto Rico. All of these store locations are leased with an average remaining lease period of 2.5 years and lease expiration dates ranging from 2007 to 2015. We also lease space for a sourcing office in Hong Kong.

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

        No matters were submitted to our stockholders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range and Number of Holders

        Since July 22, 2005, Maidenform Brands, Inc.'s common stock has been traded on the New York Stock Exchange under the symbol MFB. Prior to July 22, 2005, Maidenform Brands, Inc's common stock was not publicly traded. The last reported sales price per share of Maidenform Brands, Inc.'s common stock on February 28, 2007 was $18.29, and on that date there were approximately 8 holders of record of Maidenform Brands, Inc.'s common stock.

        The following table sets forth for the period indicated the high and low sales price per share of common stock as reported by the New York Stock Exchange:

Fiscal 2006	High	Low
First quarter	$13.47	$8.76
Second quarter	12.76	10.76
Third quarter	19.30	12.38
Fourth quarter	22.15	17.99
Fiscal 2005	High	Low
Third quarter (commencing July 22, 2005)	$19.85	$13.75
Fourth quarter	14.17	11.30

Stock Performance Graph

        The graph depicted below compares the performance of the Company's common stock with the cumulative total return of the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the Peer Group Index from July 22, 2005, the first day of trading of the Company's common stock after our initial public offering, plus reinvested dividends and distributions through December 30, 2006, the last day of our fiscal year.

        Pursuant to the SEC's rules, the Company created a peer group index with which to compare its own stock performance since a relevant published industry or line-of-business index does not exist. Because the Company was the only stand-alone publicly traded intimate apparel company in the U.S. through September 2006, no grouping could closely mirror the Company's businesses or weight those businesses to match the relative contributions of each of the Company's business segments to the Company's performance. The Company has selected a grouping of companies that it believes share similar characteristics to its own. All of the companies included in the Peer Group Index were, for the relevant period, engaged in some of the businesses in which the Company is engaged or are companies that are not engaged in businesses in which the Company participates but it believes share some similar characteristics with our Company. The companies included in the Peer Group Index are as follows: Hartmarx Corp., Jones Apparel Group Inc., Kellwood Co., Oxford Industries Inc., Perry Ellis International, Phillips-Van Heusen Corp, Inc., Polo Ralph Lauren Corp., Tommy Hilfiger Corp., VF Corp., and Warnaco Group Inc.

Notes:

(1)
The graph covers the period from the market close on July 22, 2005, the first trading day of our common stock following the Company's initial public offering, to December 30, 2006.

(2)
The graph assumes that $100 was invested at the market close on July 22, 2005 in the Company's common stock, in the S&P 500 Index and the Peer Group Index, and that all dividends were reinvested. No cash dividends have been declared on the Company's common stock.

(3)
Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Issuer Purchases of Equity Securities

        In 2006, we purchased $7.6 million of common stock at an average price per share of $11.30, pursuant to a stock repurchase program in an amount up to $20.0 million that was approved by the Board of Directors of the Company in February 2006. The Company's current credit facility was amended to permit the plan subject to certain restrictions and limitations set forth in the amendment to the credit facility. The stock repurchase program, which is open-ended, allows us to repurchase our shares on the open market, depending on market conditions and other corporate considerations, from available cash flow and borrowings under the Amended and Restated Credit Facility dated June 29, 2005, as amended.

Period	Total number of shares repurchased	Average price paid per share	Total number of shares repurchased as part of publicly announced program	Maximum dollar value of shares that may yet be repurchased under the program
January 1, 2006 – February 4, 2006	—	$—	—	$—
February 5 – March 4, 2006	344,000	9.87	344,000	16,604,720
March 5 – April 1, 2006	59,800	10.32	59,800	15,987,584
April 2 – May 6, 2006	72,600	10.99	72,600	15,189,710
May 7 – June 3, 2006	46,800	12.62	46,800	14,599,094
June 4 – July 1, 2006	56,200	12.41	56,200	13,901,652
July 2 – August 5, 2006	—	—	—	—
August 6 – September 2, 2006	90,100	16.26	90,100	12,436,626
September 3 – September 30, 2006	—	—	—	—
October 1 – November 4	—	—	—	—
November 5 – December 2	—	—	—	—
December 3 – December 30	—	—	—	—

Total	669,500	$11.30	669,500	$12,436,626

        No purchases of our common stock were made by or on behalf of the Company or any affiliated purchaser during 2005.

Dividend Policy

        We do not anticipate paying cash dividends on our common stock in the foreseeable future but intend to retain future earnings, if any, for reinvestment in the future operations, expansion of our business and related development activities, repayment of our borrowings under our credit facility, and potentially, to effectuate additional purchases under the stock repurchase program. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, terms of financing agreements, capital requirements, and such other factors as our Board of Directors deems relevant.

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

        We received net proceeds from the sale of the shares of our common stock in the offering of $52.6 million, at an initial public offering price of $17.00 per share, after deducting underwriting discounts and commissions and other offering expenses. Approximately, $46.8 million of the net proceeds to us were used to redeem all the outstanding shares of our preferred stock, including shares of preferred stock acquired upon the exercise of all outstanding options to purchase shares of our preferred stock, and to pay all accrued and unpaid dividends associated with the preferred stock and preferred stock options. The remaining proceeds were used to pay down our revolving facility.

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

  3.
  As of December 30, 2006, the registrant had outstanding options to purchase 2,707,498 shares of our common stock, all of which were granted to employees or non-employee directors of the registrant on or after May 11, 2004.

        The issuances of securities in the transactions described in items 1 and 2 above were determined to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of Regulation D thereunder as transactions by an issuer not involving a public offering. The issuances of securities listed above in item 3 were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with any of the transactions set forth in this Item 5, Recent Sales of Unregistered Securities. After giving effect to the sale of shares by us and selling stockholders in connection with our initial public offering, the redemption of all the outstanding shares of our preferred stock (including shares of preferred stock acquired upon the exercise of all outstanding options to purchase shares of our preferred stock), the filing of an S-8 registration statement with respect to our stock option plans pursuant to which the options referred to above were granted and the registration on a Registration Statement on Form S-3 filed on October 31, 2006 (pursuant to which the vast majority of the balance of the foregoing securities were registered), the balance of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

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

        The following table sets forth selected financial data as of and for the five fiscal years ended December 30, 2006.

	Successor(2)			Predecessor(1)
	For the years ended				For the years ended
	December 30, 2006	December 31, 2005	For the period from May 11, 2004 through January 1, 2005	For the period from December 28, 2003 through May 10, 2004	December 27, 2003	December 28, 2002
	(in thousands, except share and per share amounts)
OPERATING DATA:
Wholesale	$360,647	$327,799	$176,515	$105,225	$238,400	$207,358
Retail	56,188	54,370	38,098	17,190	54,473	56,001

Net sales	416,835	382,169	214,613	122,415	292,873	263,359
Cost of sales(3)	260,083	247,037	151,954	77,113	189,225	178,968

Gross Profit	156,752	135,132	62,659	45,302	103,648	84,391
Selling, general and administrative expenses(4)	101,238	101,604	59,973	31,960	80,094	73,214
Acquisition-related charges(5)	—	—	—	14,286	—	—

Operating income (loss)	55,514	33,528	2,686	(944)	23,554	11,177
Interest expense, net(6)	8,521	15,853	7,622	2,180	1,445	7,136
Other income(7)	—	—	—	—	—	(2,104)

Income (loss) before income taxes	46,993	17,675	(4,936)	(3,124)	22,109	6,145
Income tax expense (benefit)(8)	19,231	8,735	(1,568)	1,122	(4,921)	754

Net income (loss)	27,762	8,940	(3,368)	(4,246)	27,030	5,391
Preferred stock dividends and changes in redemption value(9)	—	(17,264)	(4,756)	—	—	—

Net income (loss) available to common stockholders	$27,762	$(8,324)	$(8,124)	$(4,246)	$27,030	$5,391

EARNINGS (LOSS) PER SHARE DATA(10)(11):
Basic earnings (loss) per common share	$1.21	$(0.39)	$(0.41)	$(0.31)	$1.93	$3.88

Diluted earnings (loss) per common share	$1.15	$(0.39)	$(0.41)	$(0.31)	$1.88	$0.38

Basic weighted average number of shares outstanding	23,024,986	21,451,654	19,800,000	13,727,879	14,034,230	1,388,986

Diluted weighted average number of shares outstanding	24,194,468	21,451,654	19,800,000	13,727,879	14,404,130	14,062,022

Dividends per share	$—	$—	$—	$—	$3.64	$2.00

(footnotes appear on following page)

	Successor(2)			Predecessor(1)
	For the years ended				For the years ended
	December 30, 2006	December 31, 2005	For the period from May 11, 2004 through January 1, 2005	For the period from December 28, 2003 through May 10, 2004	December 27, 2003	December 28, 2002
	(in thousands, except share and per share amounts)
BALANCE SHEET DATA (end of period):
Cash and cash equivalents	$14,617	$30,978	$23,212		$1,234	$1,476
Total assets	244,853	247,348	244,131		153,332	134,405
Total indebtedness, including current maturities	110,000	137,500	147,750		48,035	25,034
Redeemable preferred stock	—	—	41,491		—	—
Common stock subject to put option	—	—	6,356		—	—
Total stockholders' equity (deficit)	74,901	52,703	(1,122)		68,269	72,337

NOTES TO SELECTED FINANCIAL DATA

(1)
Predecessor periods include all periods prior to the Acquisition that occurred on May 11, 2004. Fiscal years 2003 and 2002 include 52 weeks. The Predecessor period from December 28, 2003 through May 10, 2004 includes 19 weeks.

(2)
The Successor period from May 11, 2004 through January 1, 2005 includes 34 weeks. Fiscal years 2006 and 2005 include 52 weeks.

(3)
Includes $19.8 million of non-cash purchase accounting adjustments to record inventory at fair market value on May 11, 2004 that was subsequently sold in the Successor period from May 11, 2004 through January 1, 2005.

(4)
Effective December 29, 2002, we adopted the fair-value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." We selected the modified prospective method of adoption described in SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." In accordance with the modified prospective method of adoption, results for prior years have not been restated to reflect the change. Therefore, 2002 is not comparable to subsequent periods.

(5)
Acquisition-related charges of $14.3 million for the Predecessor period from December 28, 2003 through May 10, 2004 include $6.6 million for sellers' transaction fees and expenses, $2.0 million in special compensation paid to management, $5.6 million in stock-based compensation expense from settlement of stock options, and $0.1 million of other Acquisition-related charges.

(6)
Interest expense includes charges of $4.9 million for deferred financing fees in connection with the amendment of the First Lien Facilities and the prepayment of the Second Lien Facility during 2005, charges of $0.4 million for a debt redemption premium paid in connection with the retirement of all of the Predecessor's outstanding debt at May 10, 2004 and $0.8 million for deferred financing fees in connection with the retirement of all of Predecessor's outstanding debt at May 10, 2004.

(7)
Represents the recovery of preference payments that were made prior to bankruptcy.

(8)
Section 382 imposes limitations on a corporation's ability to utilize its net operating losses (NOLs) if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the 60-month period after the ownership change. Upon emergence from bankruptcy, our NOLs were subject to Section 382 limitations. Additionally, a result of the Acquisition, we experienced a change in control, as defined by Section 382. As a result of this ownership change, the utilization of our NOLs were subject to a new annual limitation under Section 382. Based on fair values of certain assets as determined in connection with the Acquisition, we had approximately $66.7 million of deemed built-in gains that are anticipated to be recognized or deemed recognized during the aforementioned sixty-month period. Subsequent to the Acquisition, sales of our shares by others, including the initial public offering in July 2005, have resulted in additional changes in control for the purpose of Section 382; however, the annual limitation of our NOLs has not changed. At December 30, 2006, we had approximately $62.8 million of federal and state NOLs available for future utilization during the years of 2007 through 2023. During 2006, our combined limitation for our NOLs was approximately $12.1 million and we utilized approximately $12.1 million of NOLs. During 2005, our combined limitation for our NOLs was approximately $20.9 million and we utilized approximately $18.9 million of NOLs. During the Successor period May 11, 2004 through January 1, 2005, we utilized approximately $16.0 million. During the Predecessor year 2003, we utilized approximately $14.1 million of NOLs. For 2002, we had a valuation allowance against our net deferred tax assets due to the uncertainty of the future recognition of such assets as a result of prior financial results and timing of NOL expirations. During 2003, we concluded that it was more likely than not that the net deferred tax assets would be realized in future periods and the valuation allowance in the amount of $52.7 million was reversed. The reversal of the valuation allowance reduced the carrying value of goodwill by $28.3 million and increased additional paid-in capital by $19.0 million. See notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(9)
All outstanding shares of preferred stock, including shares of preferred stock acquired upon the exercise of all outstanding options to purchase shares of our preferred stock, were redeemed in connection with our initial public offering in July 2005.

(10)
As a result of the Acquisition, our capital structure and the number of outstanding shares were changed. Accordingly, earnings per share in Predecessor periods are not comparable to earnings per share in the Successor period.

(11)
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

        We sell our products under some of the most recognized brands in the intimate apparel industry, including Maidenform, Flexees, Lilyette, Sweet Nothings, Rendezvous, Subtract, Bodymates and Self Expressions. Our Maidenform, Flexees and Lilyette brands are broadly sold in department stores and national chain stores. Our other brands are distributed through national chain stores and selected mass merchants. These other brands leverage our product technology, but are separate brands with distinctly different logos. In addition to our owned brands, we also supply private brand products to selected retailers.

Trends in our business

        We operate in two segments, wholesale and retail. Our wholesale segment includes both our domestic and international wholesale markets. Our retail segment includes our company-operated outlet stores and our websites.

        We have identified many near-term opportunities for growth and operational improvements, as well as challenges to our business. In particular, management believes that there are many factors influencing the intimate apparel industry, including but not limited to: consistent demand for foundation garments, consumer demand for product innovation and leading brands, sourcing and supply chain efficiencies, continued growth of the mass merchant channel, pressure from retailers brought about by the consolidation in the retail industry, increases in the cost of the raw materials used in intimate apparel products and uncertainty surrounding import restrictions.

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

  •
  expanding our international presence;

  •
  being a marketer of our brands, rather than a manufacturer, of intimate apparel;

  •
  making selective acquisitions, entering into licenses, and developing products and marketing that will complement our existing products or distribution channels; and

  •
  merchandising, marketing and selling private brand product for selected retailers.

Wholesale Segment

        The following trends are among the key variables that will affect our wholesale segment:

        Department Stores and National Chain Stores.    The department stores and national chain stores are where we generally sell the Maidenform, Flexees and Lilyette brands. We plan to continue to invest in increasing our net sales with department store customers, which we believe is important to our long-term positioning in the channel. There has been a trend toward consolidation of department stores. We expect the rate of our future net sales growth with department stores to be moderated by the reduction in both the number of department store customers and the number of doors (distinct locations operated by a particular retailer) operated by those customers. We have grown both our market share and our net sales significantly in the past several years with national chain stores. We expect to see continued growth with national chain stores in the future as consumers continue to seek out value alternatives and as our customers in this channel continue to open new doors. We have customers located outside the United States that purchase our Maidenform, Flexees and Lilyette brands. The majority of these net sales are included in the department store and national chain store channel.

        Mass Merchants.    The mass merchant channel includes both mass merchants and warehouse clubs. We intend to improve our penetration with mass merchants through the use of our brands Sweet Nothings, Bodymates, and Self Expressions as well as private brands. We have experienced significant growth in this channel over the past several years and expect to achieve significant growth in the future as we are able to increase both the floor space and number of doors at which our products are sold. We expect that both our net sales to this channel and our net sales to this channel as a percentage of our total net sales is likely to increase over time. The volume and mix of net sales of our brands and of private label in the mass merchants channel can vary from period-to-period based upon strategic changes that our customers may implement from time-to-time. Net sales to customers in the mass channel that are located outside the United States are included in this channel.

        Other.    Our net sales from this channel, which include sales to specialty retailers and to off-price retailers, have historically been a relatively small component of our overall net sales. We participate in private brands in the specialty retailer area as opportunities present themselves.

We continually evaluate this channel for opportunities. Licensing income is included in this channel as well as our sales to foreign distributors.

        We will selectively target strategic acquisitions or a brand start-up to grow our consumer base and would utilize the acquired companies to complement the products, channels and geographic reach of our existing portfolio. We believe that acquisitions could enhance our product offerings to retailers and provide potential growth. We believe we can leverage our core competencies such as product development, brand management, logistics and marketing to create significant value from the acquired businesses. The opportunity to license designer brands is also a potential opportunity for us.

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

        Our objectives in our retail segment are to continue to increase the productivity of our portfolio of stores through effective merchandising and focused advertising, as well as selectively closing less productive locations and potentially opening new stores in more productive locations. Even in those situations where we selectively close less productive outlet stores and do not open a new store in that region, we believe those consumers still purchase many of our Maidenform brands from our other outlet stores, our websites or our wholesale segment customers that carry these brands. Historically, we have primarily sold excess and, to a lesser extent, obsolete inventories through our outlet stores at a higher margin than that achieved through other liquidation alternatives.

Definitions

        In reviewing our operating performance, we evaluate both the wholesale and retail segments by focusing on each segment's operating income, cash flows from operations and inventory turns.

        Net Sales.    Our net sales are derived from two operating segments, wholesale and retail. Our net sales in the wholesale segment are sales recorded net of cooperative advertising allowances, sales returns, sales discounts, and markdown allowances provided to our customers. Net sales in our retail segment are recognized at the time the customer takes possession of the merchandise at the point-of-sale in our stores and for our internet sales, net sales are recognized when the products are shipped and title passes to the customer.

        Cost of Sales.    We outsource all manufacturing of the products we sell and, therefore the principal elements of our cost of sales are for finished goods inventories purchased from our sourced vendors. Included in cost of sales and affecting our overall gross margins are freight expenses from the manufacturers to our distribution centers in situations where such expenses are charged separately. Also included in cost of sales is the cost of warehousing, labor and overhead related to receiving and warehousing at our distribution centers, and depreciation of assets related to our receiving and warehousing in our distribution centers. Direct labor, cost of fabrics, as well as raw materials for fabrics, are the primary components driving the overall cost of our sourced finished goods inventories from our sourcing vendors.

        Selling, General and Administrative Expenses (SG&A).    Our SG&A include all of our marketing, selling, distribution and general and administrative expenses for both the wholesale and retail segments (which include our retail outlet store payroll and related benefits), and rent expense. General and administrative expenses include management payroll, benefits, travel, information systems, accounting, insurance and legal. Additionally, depreciation related to the shipping function in our distribution centers and our corporate office assets such as furniture, fixtures, and equipment, as well as amortization of intellectual property, is included in SG&A.

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

        Net operating loss carryforwards (NOLs) enable a company to apply net operating losses incurred during a current period against a future period's profits in order to reduce cash tax liabilities in those future periods. In periods when a company is generating operating losses, its NOLs will increase. The tax effect of the NOLs is recorded as a deferred tax asset. If the company does not believe that it is more likely than not that it will be able to utilize the NOLs, it records a valuation allowance against the deferred tax asset. Additionally, Section 382 imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the 60-month period after the ownership change. Upon emergence from bankruptcy in 1999, our NOLs were subject to Section 382 limitations. As a result of the Acquisition (defined below) in 2004, we experienced a change in control as defined by Section 382. As a result of this ownership change, the utilization of our NOLs were subject to a new annual limitation under Section 382. Subsequent to the Acquisition, sales of our shares by others, including the initial public offering in July 2005, have resulted in additional changes in control for the purpose of Section 382; however, the annual limitation of our NOLs has not changed. Based on fair values of certain assets as determined in connection with the Acquisition, we had approximately $66.7 million of deemed built-in gains that are anticipated to be recognized or deemed recognized during the aforementioned 60-month period. At December 30, 2006, we had approximately $62.8 million of federal and state NOLs available for utilization in the years from 2007 through 2023.

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

RESULTS OF OPERATIONS

        For discussion purposes only, our 2004 results discussed below represent the mathematical addition of the historical results for the Predecessor period from December 28, 2003 through May 10, 2004 and the Successor period from May 11, 2004 through January 1, 2005. This approach is not consistent with generally accepted accounting principles and yields results that are not comparable on a period-to-period basis due to the new basis of accounting established at the Acquisition date. However, we believe it is the most meaningful way to comment on the results of operations for 2004 compared to those of 2006 and 2005 because a discussion of the partial period from December 28, 2003 through May 10, 2004 (Predecessor) separately from the period from May 11, 2004 through January 1, 2005 (Successor) compared to the period from January 1, 2006 through December 30, 2006 and the period from January 2, 2005 through December 31, 2005 would not be meaningful.

        Fiscal 2004 includes the periods from December 28, 2003 through May 10, 2004 (Predecessor) and May 11, 2004 through January 1, 2005 (Successor). The combined 2004 consisted of 53 weeks. Although 2004 had 53 weeks compared to only 52 weeks in 2006 and 2005, 2004 had only one more shipping day for our wholesale segment. Therefore, the financial results for the three years are comparable. Our company-operated outlet stores and our internet operations include one more week in 2004 compared to 2006 and 2005 but the effect of this extra week on our results of operations is not material.

	For the years ended
	December 30, 2006	December 31, 2005	Combined for the period from December 28, 2003 through January 1, 2005
	(in millions)
OPERATING DATA:
Wholesale sales	$360.6	$327.8	$281.7
Retail sales	56.2	54.4	55.3

Net sales	416.8	382.2	337.0
Cost of sales	260.0	247.1	229.0	(1)

Gross profit	156.8	135.1	108.0
Selling, general and administrative	101.3	101.6	92.0
Acquisition-related charges	—	—	14.3	(2)

Operating income	$55.5	$33.5	$1.7

(footnotes appear on following page)

	As a percentage of net sales
	For the years ended
	December 30, 2006	December 31, 2005	Combined for the period from December 28, 2003 through January 1, 2005
OPERATING DATA:
Wholesale sales	86.5%	85.8%	83.6%
Retail sales	13.5	14.2	16.4

Net sales	100.0	100.0	100.0
Cost of sales	62.4	64.7	68.0	(1)

Gross profit	37.6	35.3	32.0
Selling, general and administrative	24.3	26.6	27.3
Acquisition-related charges	—	—	4.2	(2)

Operating income	13.3%	8.7%	0.5%

(1)
Cost of sales includes $19.8 million of non-cash purchase accounting adjustments to record inventory at fair market value on May 11, 2004. In addition, cost of sales includes $2.8 million of additional depreciation as a result of the Acquisition.

(2)
Acquisition-related charges of $14.3 million for the Predecessor period from December 28, 2003 through May 10, 2004 include $6.6 million for sellers' transaction fees and expenses, $2.0 million in special compensation paid to management, $5.6 million in stock-based compensation expense from settlement of stock options, and $0.1 million of other Acquisition-related charges.

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

	For the years ended
	December 30, 2006	December 31, 2005	$ Change	% Change
	(in millions)
Department Stores and National Chain Stores	$222.8	$202.8	$20.0	9.9%
Mass Merchants	91.8	75.2	16.6	22.1%
Other	46.0	49.8	(3.8)	-7.6%

Total Wholesale	360.6	327.8	32.8	10.0%

Retail	56.2	54.4	1.8	3.3%

Total Consolidated Net Sales	$416.8	$382.2	$34.6	9.1%

Fiscal year ended December 30, 2006 compared with fiscal year ended December 31, 2005 (52 weeks in each fiscal year)

        Net Sales.    Consolidated net sales increased $34.6 million, or 9.1%, from $382.2 million in 2005 to $416.8 million in 2006. Wholesale segment net sales increased by $32.8 million, or 10.0%, from $327.8 million in 2005 to $360.6 million in 2006. Net sales in our retail segment increased by $1.8 million, or 3.3%, from $54.4 million in 2005 to $56.2 million in 2006. Total international sales, which are included in the wholesale segment, increased $1.7 million, or 6.3%, from $26.8 million in 2005 to $28.5 million in 2006.

        Of the $32.8 million increase in the wholesale segment, $20.0 million of this increase was due to growth in net sales to department stores and national chain stores. This increase was primarily driven by higher sales from Lilyette and Flexees product lines as a result of continued product fulfillment and new product introductions. Specific performance drivers for 2006 included continued strong growth in the overall shapewear category which includes our Flexees and Collection M brands. Additionally, we expanded our assortment in our full figure category of Lilyette as well as gaining additional door distribution. An additional $16.6 million of the increase in the wholesale segment was from increased sales to mass merchants. Growth in the mass merchant channel, including growth in the full figure category, was largely driven by the introduction of and the replenishment of a customer's private brand styles, a new program with a warehouse customer, and entering into new product classifications, including shapewear, with one mass customer. Other net sales, which include sales to specialty retailers, off-price retailers, and licensing income, decreased by $3.8 million largely driven by lower liquidation sales. Our international sales, which are included across all three channels of the wholesale segment, increased $1.7 million to $28.5 million in 2006 primarily due to stronger sales from Russia, the Benelux countries and Ireland, partially offset by lower sales in the United Kingdom.

        Retail segment net sales increased $1.8 million largely driven by increased internet sales, increased same store sales and the effect of a more favorable product mix. We operated 76 outlet stores at the end of 2006 as compared to 74 stores at the end of 2005. Our internet sales increased $1.0 million from $2.4 million in 2005 to 3.4 million in 2006. Same store sales, defined as stores that have been open for more than one year, increased 4.0%.

        Gross Profit.    Consolidated gross profit increased by $21.7 million from $135.1 million in 2005 to $156.8 million in 2006. As a percentage of net sales, gross profit increased by 2.3 percentage points from 35.3% in 2005 to 37.6% in 2006. Our gross margins for 2006 were positively impacted by a change in product mix and cost re-engineering from our sourcing initiatives. Our gross margins for 2005 included unfavorable manufacturing variances of $5.7 million from plant closings and the unfavorable effect of excess and close-out inventories of approximately $3.9 million from the discontinuance of a full support product in late 2005.

        Gross profit from our wholesale segment increased by $18.9 million from $106.0 million in 2005 to $124.9 million in 2006. As a percentage of net sales, gross profit from our wholesale segment increased by 2.3 percentage points from 32.3% in 2005 to 34.6% in 2006. As discussed above, wholesale gross margins were favorably affected by product mix, cost re-engineering from our sourcing initiatives as well as less promotional activity with certain wholesale customers. Wholesale gross margins for 2005 included unfavorable manufacturing variances related to plant closings of $5.7 million, in addition to the unfavorable effect of excess and close-out inventories of approximately $3.9 million from the discontinuance of a full support product in late 2005.

        Gross profit from our retail segment increased by $2.8 million from $29.1 million in 2005 to $31.9 million in 2006. As a percentage of net sales, gross profit from our retail segment increased by 3.3 percentage points from 53.5% in 2005 to 56.8% in 2006. Improved performance in the retail segment was largely driven by a change in overall product mix, cost re-engineering from our sourcing initiatives, and increased internet sales which have a higher gross margin.

        Selling, General and Administrative Expenses (SG&A).    Our consolidated SG&A decreased by $0.3 million, or 0.3%, from $101.6 million in 2005 to $101.3 million in 2006. As a percentage of net sales, SG&A was 24.3% for 2006 and 26.6% for 2005.

        Wholesale segment SG&A, which include corporate-related expenses, decreased by $0.5 million, or 0.7%, to $73.6 million in 2006 from $74.1 million in 2005. As a percentage of net sales, wholesale segment SG&A decreased from 22.6% in 2005 to 20.4% in 2006. The prior year included non-recurring expenses including initial public offering expenses of $3.8 million, a special bonus paid in connection with the 2005 credit facility amendment of $1.5 million and severance expense of $1.3 million associated with the 2005 plant closures. Partially offsetting these non-recurring expenses in 2006 were increased payroll and related benefits of $4.4 million, including severance of $0.7 million, stock-based compensation expense of $0.4 million, incentive compensation of $1.0 million and other compensation of $0.5 million. In addition, 2006 includes a full year of professional fees and insurance premiums which amounted to an increase of $1.8 million of public company related expenses, including expenses for Sarbanes-Oxley readiness and expenses associated with the secondary stock offering in November 2006, and other expense increases of $0.6 million. Partially offsetting the 2006 increased expenses was a decrease in workers' compensation expense of $0.7 million resulting from the closing of our manufacturing plants.

        Retail segment SG&A increased slightly by $0.2 million, or 0.7%, to $27.7 million in 2006 from $27.5 million in 2005. However, as a percentage of net sales, retail segment SG&A decreased from 50.6% in 2005 to 49.3% in 2006. This increase of $0.2 million was a result of promotional strategies associated with our internet business partially offset by operating fewer outlet stores through most of the year when compared to last year.

        Operating Income.    Our consolidated operating income increased $22.0 million from $33.5 million in 2005 to $55.5 million in 2006. Operating income, as a percentage of net sales, increased from 8.7% in 2005 to 13.3% in 2006. Our 2005 consolidated operating income was negatively affected by $6.6 million of non-recurring and unusual charges, including initial public offering expenses, severance expense, a special cash bonus paid in connection with the credit facility amendment; and $5.7 million of plant closing costs.

        For the foregoing reasons, operating income for the wholesale segment was $51.3 million in 2006 as compared to $31.9 million in 2005. Also, for the reasons discussed above, operating income for the retail segment increased $2.6 million from $1.6 million in 2005 to $4.2 million in 2006.

        Interest Expense, Net.    Interest expense, net decreased by $7.3 million, or 46.2% from $15.8 million in 2005 to $8.5 million in 2006. This decrease was primarily the result of a lower average debt outstanding at a lower average interest rate for 2006 when compared to 2005 and a decrease in deferred financing costs of $4.9 million associated with the amendment of the Company's credit facility on June 29, 2005.

        The highest level of debt outstanding for 2006 was $137.5 million, at an average interest rate of 6.5%, and the highest level of debt outstanding for 2005 was $160.0 million, at an average interest rate of 6.8%.

        Income Taxes.    We had an income tax expense in 2006 of $19.2 million as compared to $8.7 million in 2005. The effective tax rate for 2006 was 40.9% as compared to 49.4% for 2005. Our income tax expense for 2006 was negatively impacted by non-deductible expenses related to the secondary offering in November 2006. Our income tax expense for 2005 was negatively impacted by non-deductible expenses incurred during 2005 in connection with our initial public offering.

        Because of significant net operating loss carryforwards (NOLs) available to offset income taxes payable, our cash income taxes to be paid are expected to be at a rate lower than our effective income tax rate.

        Net Income.    For the foregoing reasons, our net income increased from $8.9 million in 2005 to $27.8 million in 2006.

        Preferred Stock Dividends and Changes in Redemption Value.    For 2005, preferred stock dividends and changes in redemption value, including a special preferred stock dividend, were $17.3 million. All outstanding shares of preferred stock, including shares of preferred stock acquired upon the exercise of all outstanding options to purchase shares of our preferred stock, were redeemed in connection with our initial public offering in July 2005.

        Net Income (Loss) Available to Common Stockholders.    For the foregoing reasons, our net income (loss) available to common stockholders increased from a loss of $8.3 million in 2005 to income of $27.8 million in 2006.

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

        Gross Profit.    Consolidated gross profit increased by $27.1 million from $108.0 million in 2004 to $135.1 million in 2005. As a percentage of net sales, gross profit increased by 3.3 percentage points from 32.0% in 2004 to 35.3% in 2005. In our wholesale segment, our gross margins for 2005 were negatively affected by $5.7 million of plant closing costs, including negative manufacturing variances associated with operating our plants at less than optimum capacity as we phased out our internal manufacturing, and a loss on the disposal of plant assets. The 2004 margins were impacted by non-recurring adjustments of $19.8 million ($15.5 million recognized by our wholesale segment and $4.3 million recognized by our retail segment) related to increasing inventories to fair market value and $2.8 million of additional depreciation expense. The impact of closing our manufacturing facilities during 2005 on our consolidated gross margin, as a percentage of net sales, was a decrease in gross margin of 1.5 percentage points to 35.3%. The impact of non-cash purchase accounting adjustments and the additional depreciation expense on our consolidated gross margin, as a percentage of net sales, was a decrease in gross margin of 6.7 percentage points to 32.0% for 2004. Excluding these items, consolidated gross profit decreased 1.9 percentage points primarily due to the change in the sales mix by channel, excess and close-out inventories particularly associated with our Full Support product line totaling approximately $3.9 million, and a highly promotional environment causing increased markdown expenses for excess and close-out inventories.

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

        Selling, General and Administrative Expenses (SG&A).    Our consolidated SG&A increased by $9.6 million, or 10.4%, from $92.0 million in 2004 to $101.6 million in 2005. However, as a percentage of net sales, SG&A decreased from 27.3% to 26.6%, primarily as a result of increased net sales. The $9.6 million increase is primarily a result of the following items within our wholesale segment: $3.8 million of expenses associated with our initial public offering; $1.7 million of payroll and related benefits, primarily higher payroll expense with certain new positions, partially offset by a $0.6 million incentive bonus waived by our Chief Executive Officer; $0.8 million related to the cheap stock portion of stock-based compensation expense; $1.5 million special cash bonus paid in connection with the credit facility amendment; $1.3 million severance expense and other expenses associated with the closing of the manufacturing facilities; and $1.5 million of other expenses. These increases are offset in part by a reduction in SG&A for our retail segment of $1.0 million primarily as a result of seven fewer stores in 2005. Our 2004 SG&A included $1.1 million of additional depreciation and amortization expense from non-cash purchase accounting adjustments as a result of the Acquisition.

        Wholesale segment SG&A, which includes corporate-related expenses, increased by $10.6 million, or 16.7%, to $74.1 million in 2005 from $63.5 million in 2004. As a percentage of net sales, wholesale segment SG&A increased slightly from 22.5% to 22.6%. The increase of $10.6 million is a result of the items discussed above.

        Retail segment SG&A decreased by $1.0 million, or 3.5%, to $27.5 million in 2005 from $28.5 million in 2004. As a percentage of net sales, retail segment SG&A decreased slightly from 51.5% to 50.6%. This decrease was primarily as result of seven fewer stores in 2005 when compared to 2004.

        Acquisition-Related Charges.    Acquisition-related charges of $14.3 million were recorded in 2004 in connection with the Acquisition, including (i) $6.6 million for sellers' transaction fees and expenses, (ii) $5.6 million for stock-based compensation expense from settlement of stock options on May 10, 2004, (iii) $2.0 million in special compensation paid to management and (iv) $0.1 million in other Acquisition-related charges.

        Operating Income.    Our consolidated operating income increased $31.8 million from $1.7 million in 2004 to $33.5 million in 2005. Operating income, as a percentage of net sales, increased from 0.5% in 2004 to 8.7% in 2005. Our 2005 consolidated operating income was negatively affected by $7.4 million of unusual charges, including initial public offering expenses, severance expense and other expenses, a special cash bonus paid in connection with the credit facility amendment, the cheap stock portion of stock-based compensation expense; and $5.7 million of plant closing costs. Our 2004 operating income was negatively affected by non-cash purchase accounting adjustments and additional depreciation and amortization both totaling $23.7 million and $14.3 million of Acquisition-related charges. Excluding these items, operating income as a percentage of net sales would have increased from 11.8% in 2004 to 12.2% in 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

        For discussion purposes only, our 2004 cash flow data discussed below represent the mathematical addition of the historical cash flow data for the Predecessor period from December 28, 2003 through May 10, 2004 and the Successor period from May 11, 2004 through January 1, 2005. This approach is not consistent with generally accepted accounting principles and yields results that are not comparable on a period-to-period basis due to the new basis of accounting established at the Acquisition date. However, we believe it is the most meaningful way to comment on the cash flows for 2004 compared to 2006 and 2005 because a discussion of partial periods would not be meaningful.

        Our cash requirements are primarily for working capital, debt service, our stock repurchase program and capital expenditures. Our primary source of liquidity will continue to be cash flows from operations and borrowings under our Revolving Facility (defined below).

        In 2007, we expect to spend a total of approximately $6.9 million on capital expenditures, driven by information technology upgrades including system enhancements specifically related to distribution operations and expenditures associated with the relocation of our company headquarters.

        We had $14.6 million and $31.0 million in cash and cash equivalents as of December 30, 2006 and December 31, 2005, respectively. The decrease in cash of $16.4 million is primarily a result of debt prepayments of $27.5 million and purchases of our common stock of $7.6 million.

Partially offsetting this decrease was an increase in net income reduced by changes in working capital.

        Our existing first lien facilities entered into in connection with the Acquisition, were amended and restated in June 2005 ("Amended and Restated Credit Facility") to provide for borrowings in the aggregate amount of $200.0 million maturing on May 11, 2010 and is comprised of: (i) a $150.0 million amortizing term loan facility (the "Term Loan Facility") and (ii) a $50.0 million revolving credit facility (the "Revolving Facility.")

        On February 8, 2006, the Board of Directors approved a stock repurchase program in an amount up to $20.0 million and we entered into the First Amendment to the Amended and Restated Credit Facility, amending certain provisions to enable us to initiate our stock repurchase program. Through December 30, 2006, we repurchased $7.6 million of common stock at an average price per share of $11.30. The stock repurchase program, which is open-ended, allows us to repurchase our shares of common stock on the open market depending on market conditions and other corporate considerations from available cash flow and borrowings under our Revolving Facility.

        At December 30, 2006, we had $110.0 million outstanding under our Term Loan Facility and we had $0 outstanding and approximately $47.7 million was available for borrowings under our Revolving Facility, after giving effect to $2.3 million of outstanding letters of credit. We use the letters of credit as collateral for our workers' compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. We continued to de-leverage our balance sheet with $27.5 million of debt prepayments during 2006. With each debt prepayment, our amortization schedule is revised. Our next scheduled mandatory principal payment will be October 3, 2009. At December 30, 2006, we had a ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 1.83 to 1.0. There will be no mandatory excess cash flow prepayment for 2006 because our ratio of debt to EBITDA is less than 2.5 to 1.0 as of December 30, 2006.

        The Amended and Restated Credit Facility contains affirmative and restrictive covenants, including: (a) maintenance of a minimum fixed charge coverage ratio, (b) maintenance of a maximum leverage ratio, (c) limitations on consolidated capital expenditures, (d) limitations on the incurrence of indebtedness and liens, (e) limitations on investments/acquisitions and (f) restrictions on payments between Maidenform Brands, Inc. and its subsidiaries. There are a number of circumstances in which additional partial prepayments are required based upon conditions set forth in the Amended and Restated Credit Facility, including net asset sales and net insurance/condemnation proceeds not reinvested in other assets of the business, net securities proceeds from the issuance of capital stock (excluding the initial public offering proceeds), additional debt facilities, and a percentage of annual consolidated excess cash flows, as defined.

        The financial covenants for this facility include various restrictions with respect to the Company and its wholly owned subsidiary Maidenform, Inc., including the transfer of assets or the payment of dividends between Maidenform, Inc. and its subsidiaries and the Company. At December 30, 2006 and December 31, 2005, Maidenform, Inc. had restricted net assets of approximately $64.7 million, or 86.4%, of total net assets and $30.9 million, or 58.7%, of total net assets, respectively. We were in compliance with all debt covenants at December 30, 2006 and December 31, 2005.

        On July 22, 2005, we priced an initial public offering of 14,513,889 shares of common stock of which 3,375,000 and 11,138,889 shares were offered by us and selling stockholders, respectively, at a price of $17.00 per share. Upon the consummation of the offering on July 27, 2005, net proceeds of $52.6 million and $176.1 million were distributed to us and selling stockholders, respectively. We did not receive any of the proceeds from the sale of shares by the selling stockholders. Approximately $46.8 million of the net proceeds to us were used to redeem all the outstanding shares of our preferred stock, including shares of preferred stock acquired upon the exercise of all outstanding options to purchase shares of our preferred stock, and to pay all accrued and unpaid dividends associated with the preferred stock and preferred stock options. The remaining proceeds were used to pay down our Revolving Facility.

        We believe that our existing cash balances and available borrowings under the Revolving Facility, along with our future cash flow from operations, will enable us to meet our liquidity needs and capital expenditure requirements for at least the next twelve months.

        Operating activities.    In 2006, 2005 and 2004, we generated $21.6 million, $25.4 million and $33.5 million, respectively, in cash flow from operations. Cash flow from operations during 2006 was negatively impacted by increased working capital requirements, partially offset by an increase in net income compared to 2005. The primary reason for the increased working capital in 2006 was an $11.7 million increase in inventory at the end of 2006 versus a decrease of $1.8 million in 2005 as a result of several factors including, among other things, higher sales volume and our desire to increase our inventory levels for higher customer fulfillment of orders and to take advantage of incremental sales opportunities and meet ongoing sales demand of our products. Another contributing factor was a $6.0 million decrease in accounts payable at the end of 2006 versus an increase of $7.5 million in 2005. This decrease in accounts payable was due to the timing of payments and inventory receipts. Accounts receivable increased $5.0 million at the end of 2006 versus an increase of $10.2 million in 2005 as a result of higher wholesale net sales and the timing of cash collections. The reduction in cash provided by operations did not result in increased borrowings due to the availability of our cash on hand.

        Cash flows from operations during 2005 included the impact of non-recurring items such as expenses associated with the initial public offering, a special bonus paid in connection with the credit facility amendment, incremental manufacturing costs as a result of phasing out all internal manufacturing and prepayment fees in connection with our Credit Facility amendment. The reduction in cash provided by operations compared to 2004 was primarily due to these non-recurring items and an increase in working capital requirements in 2005 partially offset by an increase in net income, as adjusted for non-cash items. The primary reason for the larger increase in working capital requirements in 2005 was a $10.2 million increase in accounts receivable at the end of 2005 versus a decrease of $3.4 million in 2004. The increase in accounts receivable was primarily due to wholesale net sales increasing 9.4% in the fourth quarter of 2005 as compared to the fourth quarter of 2004. In addition, accrued expenses decreased largely as a result of severance payments made in 2005. These factors were partially offset by an increase in accounts payable as a result of the timing of payments and an increase in income taxes payable in 2005 compared to 2004.

        Investing activities.    Cash flows used in investing activities were $2.7 million in 2006 compared to cash provided by investing activities of $2.9 million in 2005 and cash flows used in investing activities of $161.1 million in 2004. Cash flows used in investing activities in 2006 were for capital expenditures. During 2005, cash flows includes proceeds received from the sale of our manufacturing facilities, net of capital expenditures. The significant use of cash in 2004 was primarily due to payments of $158.5 million related to the Acquisition.

        Financing activities.    Cash flows used in financing activities were $35.3 million in 2006 compared to cash used in financing activities of $20.4 million in 2005 and cash flows provided by financing activities of $149.8 million in 2004. The increase in cash used in financing activities for 2006 was due to prepayments of our Term Loan Facility outstanding totaling $27.5 million and the repurchase of common stock as part of our $20.0 million stock repurchase program totaling

$7.6 million. Cash flows used in financing activities during 2005 were primarily from lower net borrowings and the payment of a special preferred stock dividend partially offset by the net proceeds from our initial public offering during 2005. The cash provided from financing activities during 2004 was primarily from borrowings from new credit facilities entered into at the time of the Acquisition, offset by the payment of all debt outstanding at May 11, 2004.

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

        The following table summarizes our significant contractual obligations and commercial commitments at December 30, 2006 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional details regarding these obligations are provided in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	In fiscal
	2007	2008	2009	2010	2011	Thereafter	Total
	(in millions)
Long-term debt(1)	$—	$—	$12.6	$97.4	$—	$—	$110.0
Interest on long-term debt(2)	7.5	7.5	7.5	3.2	—	—	25.7
Obligations under capital lease(3)	0.1	0.1	0.1	—	—	—	0.3
Operating leases	5.4	6.0	4.3	3.3	2.7	10.7	32.4

Total financial obligations	13.0	13.6	24.5	103.9	2.7	10.7	168.4

Purchase obligations(4)	92.1	0.2	—	—	—	—	92.3

Total financial obligations and commitments	$105.1	$13.8	$24.5	$103.9	$2.7	$10.7	$260.7

(1)
For the years 2007 through the expiration date of the Amended and Restated Credit Facility, we may be required to make annual consolidated excess cash flow payments depending on applicable leverage ratios.

(2)
The interest rate for the variable portion of long-term debt was the rate in effect at December 30, 2006.

(3)
Includes amounts classified as interest.

(4)
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

        In addition to the total contractual obligations and commitments included in the table above, we have pension and post-retirement benefit obligations included in other non-current liabilities, as further described in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We expect to contribute approximately $2.0 million to our pension and post-retirement plans before the end of September 2007.

        Off-Balance Sheet Agreements.    Our most significant off-balance sheet financing arrangements as of December 30, 2006 are non-cancelable operating lease agreements, primarily for our company-operated outlet stores, our new company headquarters and our warehouse distribution center in Ireland. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

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

        Goodwill and Intangible Assets.    Goodwill and other intangible assets with indefinite useful lives are evaluated by us for impairment on an annual basis, or more frequently if certain events occur or circumstances exist. We evaluated goodwill and intangible assets during the fourth quarter of 2006 and determined that no impairment exists and will perform the impairment evaluation annually during the fourth quarter of each year.

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

        Revenue Recognition.    Net sales from the wholesale segment are recognized when merchandise is shipped to customers, at which time title and the risks and rewards of ownership pass to the customer and persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable, and payment is reasonably assured. In the case of sales by our retail operations, net sales are recognized at the time the customer takes possession of the merchandise at the point-of-sale in our stores and for our internet sales, net sales are recognized when the products are shipped and title passes to the customer. Reserves for sales returns, markdown allowances, cooperative advertising, discounts and other customer deductions are provided when sales are recorded or when the commitment is incurred.

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

        Benefit Plans (including postretirement plans).    The long-term rate of return for our pension plan is established via a building block approach with proper consideration of diversification and rebalancing. Historical markets are studied and long-term historical relationships between equity and fixed-income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital market assumptions are determined. We employ a total return investment approach whereby a mix of equities and fixed-income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The assets of our pension plan are held in pooled-separate accounts and are invested in mutual funds consisting of a diversified blend of equity and fixed income securities. We use this investment approach in order to meet its diversification and asset allocation goals. Furthermore, equity investments are diversified across domestic and foreign stocks, as well as growth, value, and small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies. We expect to contribute approximately $1.9 million to our pension plan in 2007 based upon the current funded status and expected asset return assumptions.

        At December 30, 2006, we increased the discount rate assumption from 5.50% to 6.00% for the pension plan to reflect changes in the index fund that closely matches our expected pension benefit payouts. At December 30, 2006, we used a long-term rate of return assumption of 8.5% based on the investment return of our pension plan assets, which are primarily in equity securities. A 0.5% decrease or increase in the discount rate would affect our pension expense by less than $0.1 million. Similarly, a 0.5% decrease or increase in the expected return on plan assets would affect our pension expense by less than $0.1 million.

        Effective on January 1, 2007, the Company's pension plan was frozen. See notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

        The postretirement medical plans are unfunded plans. We expect to contribute to the plans an amount equal to benefit payments to be made in 2007 which are estimated to be $0.1 million. Changes in assumptions related to our post retirement plans would not materially impact our consolidated statements of financial position, results of operations or cash flows.

Recently issued accounting standards

        In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN No. 48, if any, will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. We will adopt FIN No. 48 in the first quarter of 2007. We are evaluating our tax position and the impact that the guidance will have on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 158, "Employers Accounting for Defined Benefit Pensions and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 123(R)." On December 30, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158. See notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Foreign Currency Risk.    We do not believe that we have significant foreign currency transactional exposures. Our net sales for the years ended 2006, 2005 and 2004 in currencies other than U.S. dollars were approximately $26.5 million, $23.3 million and $16.2 million, respectively, of our total net sales. During the years 2006, 2005 and 2004, our net sales were favorably impacted by $0.8 million, $0.6 million and $1.2 million, respectively, due to foreign exchange rates. Most of our purchases are denominated in U.S. dollars. Approximately 70% of our total sourcing is concentrated in two foreign countries, China and Indonesia. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

        Interest Rate Risk.    Interest rate risk is managed through a combination of variable and fixed rate debt composed of long-term instruments. The objective is to maintain a cost-effective mix that we deem appropriate and we have entered into interest rate swap agreements to maintain that balance. At December 30, 2006, our debt portfolio was composed of variable-rate debt of which we hedge approximately 27% to a fixed-rate. With respect to our variable-rate debt, a 1% change in interest rates would have had a $1.1 million impact on our interest expense for 2006, a $1.2 million impact on our interest expense for 2005, a $1.0 million impact on our interest expense for the period from May 11, 2004 through January 1, 2005 (Successor), and a $0.2 million impact on our interest expense for the period from December 28, 2003 through May 10, 2004 (Predecessor).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Reports of Independent Registered Public Accounting Firm	58
Consolidated Balance Sheets at December 30, 2006 and December 31, 2005	61
Consolidated Statements of Operations for the years ended December 30, 2006 and December 31, 2005, for the period from May 11, 2004 through January 1, 2005 (Successor) and from December 28, 2003 through May 10, 2004 (Predecessor)	62
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 30, 2006 and December 31, 2005, for the period from May 11, 2004 through January 1, 2005 (Successor) and from December 28, 2003 through May 10, 2004 (Predecessor)	63
Consolidated Statements of Cash Flows for the years ended December 30, 2006 and December 31, 2005, for the period from May 11, 2004 through January 1, 2005 (Successor) and from December 28, 2003 through May 10, 2004 (Predecessor)	64
Notes to Consolidated Financial Statements	65

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Maidenform Brands, Inc.:

        In our opinion, the accompanying consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the results of the operations and cash flows of Maidenform Brands, Inc. and its subsidiaries (Predecessor Company) for the period from December 28, 2003 through May 10, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        As explained in Note 12 to the consolidated financial statements, controlling ownership of the Predecessor Company was acquired in a purchase transaction as of May 11, 2004. The acquisition was accounted for as a purchase and, accordingly, the consolidated financial statements of the successor company are not comparable to those of the Predecessor Company.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
April 21, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Maidenform Brands, Inc.:

        We have completed an integrated audit of Maidenform Brands, Inc.'s 2006 consolidated financial statements and of its internal control over financial reporting as of December 30, 2006 and audits of its 2005 consolidated financial statements and its results of operations and cash flows for the period from May 11, 2004 through January 1, 2005 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

        In our opinion, the accompanying consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Maidenform Brands, Inc. and its subsidiaries (Successor Company) at December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for the years then ended and for the period from May 11, 2004 through January 1, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
March 9, 2007

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$14,617	$30,978
Accounts receivable, net	39,142	34,169
Inventories	46,911	35,255
Deferred income taxes	9,459	8,724
Prepaid expenses and other current assets	6,203	8,059

Total current assets	116,332	117,185
Property, plant and equipment, net	18,454	18,230
Goodwill	7,884	7,884
Intangible assets, net	99,678	100,838
Other non-current assets	2,505	3,211

Total assets	$244,853	$247,348

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$13,195	$19,212
Accrued expenses and other current liabilities	21,176	18,253

Total current liabilities	34,371	37,465
Long-term debt	110,000	137,500
Deferred income taxes	16,223	10,754
Other non-current liabilities	9,358	8,926

Total liabilities	169,952	194,645

Commitments and contingencies (Note 8 and 19)
Stockholders' equity
Preferred stock—$0.01 par value; 10,000,000 shares authorized and none issued and outstanding	—	—
Common stock—$0.01 par value; 100,000,000 shares authorized; 23,488,357 shares issued and 22,964,826 outstanding at December 30, 2006 and 23,488,357 issued and outstanding at December 31, 2005	235	235
Additional paid-in capital	59,478	59,063
Retained earnings (accumulated deficit)	20,953	(6,809)
Accumulated other comprehensive income	158	214
Treasury stock (523,531 shares at an average price per share of $11.31)	(5,923)	—

Total stockholders' equity	74,901	52,703

Total liabilities and stockholders' equity	$244,853	$247,348

The accompanying notes are an integral part of these consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Successor			Predecessor
	For the years ended		For the period from May 11, 2004 through January 1, 2005	For the period from December 28, 2003 through May 10, 2004
	December 30, 2006	December 31, 2005
Net sales	$416,835	$382,169	$214,613	$122,415
Cost of sales	260,083	247,037	151,954	77,113

Gross profit	156,752	135,132	62,659	45,302
Selling, general and administrative expenses	101,238	101,604	59,973	31,960
Acquisition-related charges	—	—	—	14,286

Operating income (loss)	55,514	33,528	2,686	(944)
Interest expense, net	8,521	15,853	7,622	2,180

Income (loss) before provision for income taxes	46,993	17,675	(4,936)	(3,124)
Income tax expense (benefit)	19,231	8,735	(1,568)	1,122

Net income (loss)	27,762	8,940	(3,368)	(4,246)
Preferred stock dividends and changes in redemption value	—	(17,264)	(4,756)	—

Net income (loss) available to common stockholders	$27,762	$(8,324)	$(8,124)	$(4,246)

Basic earnings (loss) per common share	$1.21	$(0.39)	$(0.41)	$(0.31)

Diluted earnings (loss) per common share	$1.15	$(0.39)	$(0.41)	$(0.31)

Basic weighted average number of shares outstanding	23,024,986	21,451,654	19,800,000	13,727,879

Diluted weighted average number of shares outstanding	24,194,468	21,451,654	19,800,000	13,727,879

The accompanying notes are an integral part of these consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share amounts)

	Common Stock		Treasury Stock
						Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit) Equity
					Additional Paid-in Capital
	Shares	$	Shares	$
Predecessor:
Balance at December 27, 2003	14,056,822	$141	(328,943)	$(2,714)	$80,709	$(7,943)	$(1,924)	$68,269
Stock-based compensation					6,869			6,869
Tax effect on stock-based compensation					1,420			1,420
Comprehensive loss
Net loss						(4,246)		(4,246)
Changes during the period							(328)	(328)

Total comprehensive loss								(4,574)

Balance at May 10, 2004	14,056,822	$141	(328,943)	$(2,714)	$88,998	$(12,189)	$(2,252)	$71,984

Successor:
Issuance of common stock at fair market value	15,675,000	$157	—	$—	$27,761	$—	$—	$27,918
Deemed dividend to continuing stockholders					(21,529)			(21,529)
Preferred stock dividends and changes in redemption value					(4,756)			(4,756)
Adjust common stock, subject to put option, to redemption value					511			511
Stock-based compensation					251			251
Other stock transactions					(140)			(140)
Comprehensive loss
Net loss						(3,368)		(3,368)
Changes during the period							(9)	(9)

Total comprehensive loss								(3,377)

Balance at January 1, 2005	15,675,000	157	—	—	2,098	(3,368)	(9)	(1,122)
Preferred stock dividends and changes in redemption value					(4,883)	(12,381)		(17,264)
Initial public offering and exercise of stock options	3,688,357	37			52,542			52,579
Reclassification of common stock subject to put option—upon extinguishment of put option	4,125,000	41			5,547			5,588
Preferred stock options purchased					(1,393)			(1,393)
Adjust common stock, subject to put option, to redemption value					768			768
Tax effect from exercise of stock options					2,775			2,775
Stock-based compensation					1,609			1,609
Comprehensive income
Net income						8,940		8,940
Changes during the period							223	223

Total comprehensive income								9,163

Balance at December 31, 2005	23,488,357	235	—	—	59,063	(6,809)	214	52,703
Stock-based compensation					2,016			2,016
Purchase of common stock for treasury			(669,500)	(7,563)				(7,563)
Stock options exercised			145,969	1,640	(1,601)			39
Initial adoption of SFAS No. 158, net of tax (Note 3)							(40)	(40)
Comprehensive income
Net income						27,762		27,762
Changes during the period							(16)	(16)

Total comprehensive income								27,746

Balance at December 30, 2006	23,488,357	$235	(523,531)	$(5,923)	$59,478	$20,953	$158	$74,901

The accompanying notes are an integral part of these consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor			Predecessor
	For the years ended		For the period from May 11, 2004 through January 1, 2005	For the period from December 28, 2003 through May 10, 2004
	December 30, 2006	December 31, 2005
Cash flows from operating activities
Net income (loss)	$27,762	$8,940	$(3,368)	$(4,246)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	2,817	5,647	5,461	1,636
Amortization of intangible assets	1,160	1,160	719	—
Amortization of deferred financing costs	888	5,953	804	895
Purchase accounting step-up of inventory	—	—	19,838	—
Stock-based compensation	2,016	1,609	251	6,869
Deferred income taxes	4,734	3,988	(2,398)	(1,637)
Tax benefit from exercise of stock options	—	2,775	—	1,420
Excess tax benefits related to share-based compensation	(1,881)	—	—	—
Other non-cash items	—	1,097	39	—
Net changes in operating assets and liabilities, (net of Acquisition)
Accounts receivable	(4,973)	(10,165)	20,148	(16,746)
Inventories	(11,656)	1,812	5,329	(6,358)
Prepaid expenses and other current and non-current assets	1,868	(4,018)	(376)	1,313
Accounts payable	(6,017)	7,488	(8,215)	6,874
Accrued expenses and other current and non-current liabilities	(331)	(4,449)	204	8,176
Income taxes payable	5,246	3,550	(4,192)	1,017

Net cash from operating activities	21,633	25,387	34,244	(787)

Cash flows from investing activities
Capital expenditures	(2,716)	(2,229)	(1,980)	(681)
Proceeds from sale of assets	—	5,160	—	—
Payments in connection with the Acquisition	—	—	(158,473)	—

Net cash from investing activities	(2,716)	2,931	(160,453)	(681)

Cash flows from financing activities
Term loan facility repayments	(27,500)	(71,287)	(25,170)	(2,080)
Term loan facility borrowings	—	61,037	150,000	—
Repayments under revolving facility	—	(10,000)	(43,265)	(101,661)
Borrowings under revolving facility	—	10,000	12,500	109,391
Proceeds from issuance of preferred and common stock	—	52,579	57,000	—
Redemption of preferred stock and preferred stock options and payment of accumulated dividends	—	(46,828)	—	—
Cash dividends paid	—	(13,320)	—	—
Purchase of common stock for treasury	(7,563)	—	—	—
Proceeds from stock options exercised	171	—	—	—
Common stock options purchased	—	(140)	—	—
Payments of employee withholding taxes related to net stock option exercises	(2,013)	—	—	—
Excess tax benefits related to share-based compensation	1,881	—	—	—
Deferred financing costs	(300)	(2,423)	(6,684)	(217)

Net cash from financing activities	(35,324)	(20,382)	144,381	5,433
Effects of exchange rate changes on cash	46	(170)	169	(328)

Net (decrease) increase in cash	(16,361)	7,766	18,341	3,637
Cash and cash equivalents
Beginning of period	30,978	23,212	4,871	1,234

End of period	$14,617	$30,978	$23,212	$4,871

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$9,296	$9,996	$6,096	$884

Income taxes	$8,959	$1,677	$4,597	$144

Supplemental schedule of non-cash investing and financing activities
Equipment acquired with capital lease obligations	$325	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

1. NATURE OF OPERATIONS

        Maidenform Brands, Inc. and its subsidiaries (the "Company," "we," "us" or "our") design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels including department stores and national chain stores, mass merchants (including warehouse clubs), and other (including specialty retailers, off-price retailers and licensing income). In addition, we also operated 76 and 74 retail outlet stores as of December 30, 2006 and December 31, 2005, respectively, and sell products on our websites.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal reporting period

        We report our annual results of operations based on a fiscal period comprised of 52 or 53 weeks. On May 11, 2004, we changed our year end to the Saturday, in December or January, closest to December 31 from the last Saturday in the year. Our fiscal years 2006 and 2005 ended December 30, 2006 and December 31, 2005, respectively. Our fiscal year 2004 is presented in the Successor period from May 11, 2004 through January 1, 2005, which included 34 weeks, and Predecessor period from December 28, 2003 through May 10, 2004, which included 19 weeks. Unless otherwise stated, references to years in the financial statements refer to fiscal years.

Fair value of financial instruments

        Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at fair value because of the short-term maturity of these instruments. The carrying amount of long-term debt at December 30, 2006 and December 31, 2005 approximates fair value as a result of the variable interest rates being accrued and paid on the majority of our debt.

Foreign currency translation

        We have wholly owned subsidiaries operating in Hong Kong, Indonesia, Mexico and Ireland. Subsidiaries operating in Mexico and Ireland function as distributors for us. The subsidiaries in Hong Kong and Indonesia function as quality control centers for inventory purchases from third party vendors and other sourcing support services. These foreign operations use their respective local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the current exchange rates in effect at the balance sheet date while net sales and expenses are translated at the average exchange rate for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders' equity.

Cash and cash equivalents

        All highly liquid investments with a remaining maturity of three months or less at the date of our balance sheet are classified as cash.

Accounts receivable

        Accounts receivable consist primarily of amounts due from customers. We provide reserves for accounts receivable that may not be realized as a result of uncollectibility, sales returns, markdowns, and other customer allowances. Reserves are determined based on actual commitments, historical experience, credit quality, age of accounts receivable balances, and existing economic conditions. Reserves provided for accounts receivable aggregated $10,490 and $9,566 at December 30, 2006 and December 31, 2005, respectively. We believe that these reserves provide reasonable assurance that such balances are reflected at net realizable value.

Inventories

        Inventories are stated at the lower of cost or market. The cost of wholesale inventory is based on standard costs, which approximate first-in, first-out (FIFO), while the cost of product acquired from third parties for sale through our retail segment is based on the retail inventory method. Inventories at December 30, 2006 and December 31, 2005 consist of finished goods inventory.

Property, plant and equipment

        Property, plant and equipment additions are recorded at cost. Equipment under capital leases and related obligations are recorded at an amount equal to the present value of future minimum lease payments computed on the basis of our incremental borrowing rate or, when known, the interest rate implicit in the lease. Depreciation and leasehold amortization are calculated using the straight-line method over the estimated useful lives of the assets. Depreciation of equipment under capital leases is calculated on a straight-line basis over the lease term and is included in depreciation expense.

        Useful lives for property, plant and equipment are established for each common asset class and are based on our historical experience:

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

Operating leases

        Several of our operating leases contain rent holidays and/or predetermined rent increases during the term of such leases. For these leases, the aggregate rental expense is recognized on a straight-line basis over the initial lease term. The difference in lease expense charged to earnings in any year and amounts payable under the leases during that year is recorded as deferred rent.

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

Goodwill and intangible assets

        Goodwill and other intangible assets with indefinite useful lives are evaluated by us for impairment on an annual basis, or more frequently if certain events occur or circumstances exist. We evaluated goodwill and intangible assets during the fourth quarter of 2006 and determined that no impairment exists and will perform the impairment evaluation annually during the fourth quarter of each year.

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

Interest rate swap agreements

        We utilize interest rate swap agreements to manage interest rate exposure. The net interest paid or received on the swaps is recognized as interest expense. The derivatives are recognized in the balance sheet as either an asset or liability measured at its fair value. The swaps are designated as cash flow hedges and changes in fair value, to the extent the hedges are effective, will be recognized as components of other comprehensive income (loss) and subsequently reclassified into interest expense when the hedged exposure effects earnings. Hedge ineffectiveness is measured at least quarterly based on the relative changes in fair value between the swap contract and the hedged item over time. Any change in fair value resulting from ineffectiveness will be reported in earnings. There were no significant gains or losses recognized in earnings for hedge ineffectiveness in 2006, 2005 and 2004.

Comprehensive income (loss)

        Comprehensive income (loss) includes net income (loss) and adjustments for foreign currency translation, minimum pension liability and unrealized income (loss) on interest rate swap agreements.

Revenue recognition

        Net sales from our wholesale operations are recognized when merchandise is shipped to customers, at which time title and the risks and rewards of ownership pass to the customer and persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable, and payment is reasonably assured. Reserves for sales returns, markdown allowances, cooperative advertising, discounts and other customer deductions are provided when net sales are recorded or when the commitment is incurred. In the case of sales by our retail operations, net sales are recognized at the time the customer takes possession of the merchandise at the point-of-sale in our stores and for our internet sales, nets sales are recognized when the products are shipped and title passes to the customer.

Royalties and license fees

        We license certain of our trademarks including Maidenform, Sweet Nothings, Self Expressions, Rendezvous and others to qualified companies for use on intimate apparel, sleepwear and other products. These royalties are recorded as earned, based upon the sale of licensed products by our licensees. Royalty income included in net sales amounted to $2,690 and $1,884 for 2006 and 2005, respectively, $971 for the Successor period May 11, 2004 through January 1, 2005 and $376 for the Predecessor period December 28, 2003 through May 10, 2004.

Shipping and handling expense

        Shipping and handling expenses incurred in connection with our distribution centers include shipping supplies, related labor costs, third-party shipping costs, and certain distribution overhead. Such costs are generally absorbed by us and are included in selling, general and administrative expenses. These costs amounted to $12,250 and $11,455 for 2006 and 2005, respectively, $7,040 for the Successor period May 11, 2004 through January 1, 2005 and $3,698 for the Predecessor period December 28, 2003 through May 10, 2004. With respect to the freight component of our shipping and handling costs, most customers arrange for the shipping of our product and pay the related freight costs directly to third party freight carriers. However, in limited circumstances, we arrange and pay the freight for these customers and bill them for this service and those amounts are immaterial.

Advertising expense

        All advertising-related production costs are charged to expense when the advertisement is first shown in media. Production costs included in prepaid expenses and other current assets was $1,114 and $850 at December 30, 2006 and December 31, 2005, respectively. Advertising expense included in selling, general and administrative expenses are $8,583 and $8,539 for 2006 and 2005, respectively, $4,791 for the Successor period May 11, 2004 through January 1, 2005 and $3,448 for the Predecessor period December 28, 2003 through May 10, 2004.

Stock-based compensation

        Effective January 1, 2006, we adopted SFAS No. 123R, "Share-Based Payments," which revises SFAS No. 123, "Accounting for Stock-Based Compensation." Prior to January 1, 2006, we accounted for stock-based compensation under SFAS No. 123. The adoption of SFAS No. 123R did not have a material impact on our stock-based compensation expense for 2006.

        Under SFAS No. 123R, we are required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, we will continue to use the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of our common stock price over the expected term ("volatility") and the number of options that will ultimately be forfeited ("forfeitures.") Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the consolidated statements of income.

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

        On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123R-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R.

        The weighted average fair value of stock options granted during 2006 was $4.46. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $11.42.

        The weighted average fair value of stock options granted during 2005 was $7.64. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $16.55.

        The weighted average fair value of stock options granted during the Successor period May 11, 2004 through January 1, 2005, was $1.80. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $3.42.

        The range of assumptions consists of the following:

	Successor			Predecessor
			For the period from May 11, 2004 through January 1, 2005	For the period from December 28, 2003 through May 10, 2004 (1)
	For the years ended
	December 30, 2006	December 31, 2005
Dividend yield	0.0%	0.0%	0.0%	N/A
Risk-free interest rate	4.89% – 4.95%	4.00% – 4.60%	4.43% – 4.47%	N/A
Expected life (years)	4 & 5	5 & 10	10	N/A
Volatility	39.4%	0.0% & 39.4%	0.0%	N/A

(1)
No stock options were granted during the Predecessor period December 28, 2003 through May 10, 2004.

See Note 16, "Stock Option Plans," for additional information regarding our stock option plans.

Earnings (loss) per share

        Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if common stock equivalents were issued and exercised.

Income taxes

        We account for income taxes using the liability method which recognizes the amount of income tax payable or refundable for the current year and recognizes deferred tax liabilities and assets for the future tax consequences of the events that have been recognized in the financial statements or tax returns. We routinely evaluate all deferred tax assets to determine the likelihood of their realization and record a valuation allowance if it is more likely than not that a deferred tax asset will not be realized. See Note 18, "Income Taxes," for discussion of income taxes.

Reclassifications

        Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

3. RECENTLY ISSUED ACCOUNTING STANDARDS

        In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN No. 48, if any, will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. We will adopt FIN No. 48 in the first quarter of 2007. We are evaluating our tax position and the impact that the guidance will have on our consolidated financial statements.

        In September 2006, the FASB issued statement No. 158, "Employers Accounting for Defined Benefit Pensions and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 123R," (SFAS No. 158). On December 30, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158. See Note 9, "Impact of SFAS No. 158," for further discussion.

4. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment at December 30, 2006 and December 31, 2005 consist of the following:

	2006	2005
Land	$1,239	$1,239
Buildings and building improvements	8,328	8,291
Machinery and production equipment	2,820	2,614
Furniture, fixtures and equipment	6,911	5,428
Construction-in-progress	238	123
Leasehold improvements	6,011	4,843

	25,547	22,538
Less—Accumulated depreciation	(7,093)	(4,308)

	$18,454	$18,230

        Depreciation and amortization expense included in selling, general and administrative expenses and cost of sales is $2,817 and $5,647 for 2006 and 2005, respectively, $5,461 for the Successor period May 11, 2004 through January 1, 2005, and $1,636 for the Predecessor period December 28, 2003 through May 10, 2004.

        As of December 30, 2006, our assets under capital leases comprised of computer equipment. The assets under capital leases are set forth in the following table at December 30, 2006 and December 31, 2005:

	2006	2005
Machinery and production equipment	$325	$—
Less—Accumulated depreciation	(5)	—

	$320	$—

5. GOODWILL AND OTHER INTANGIBLE ASSETS

        In connection with the Acquisition as defined in Note 12, "Change in Ownership," we recognized the excess cost of the acquired entity over the net amounts assigned for all assets, including intangible assets, and liabilities assumed, as goodwill. Our goodwill and certain trademarks have been deemed to have indefinite lives and are not amortizable. Our licensing agreements and certain trademarks that do not have indefinite lives are being amortized on a straight-line basis over 15 to 25 years.

        Components of our intangible assets by segment at December 30, 2006 consist of the following:

	Wholesale		Retail		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Trademarks	$16,849	$1,987	$1,074	$180	$17,923	$2,167
Royalty licenses	8,318	872	—	—	8,318	872

	$25,167	$2,859	$1,074	$180	$26,241	$3,039

Non-amortizing intangible assets
Trademarks	$64,600		$11,876		$76,476

        Components of our intangible assets by segment at December 31, 2005 consist of the following:

	Wholesale		Retail		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Trademarks	$16,849	$1,229	$1,074	$112	$17,923	$1,341
Royalty licenses	8,318	538	—	—	8,318	538

	$25,167	$1,767	$1,074	$112	$26,241	$1,879

Non-amortizing intangible assets
Trademarks	$64,600		$11,876		$76,476

        Our non-amortizing intangible assets consist of trademarks for Maidenform and Flexees, as it is expected that these trademarks will contribute to cash flows indefinitely. These trademarks have been in existence for many years and there is no foreseeable limit on the period of time over which they are expected to contribute cash flows. Aggregate amortization expense related to intangible assets was $1,160 for 2006 and 2005, and $719 for the Successor period May 11, 2004 through January 1, 2005.

        Estimated amortization expense for the next five years beginning with 2007 is as follows:

2007	$1,160
2008	1,160
2009	1,160
2010	1,160
2011	1,160

        Components of our goodwill by segment at December 30, 2006 and December 31, 2005 consist of the following:

	Wholesale	Retail	Total
Goodwill acquired during 2004	$7,435	$449	$7,884

6. DEBT

	2006	2005
Long-term debt
Term loan facility	$110,000	$137,500

	110,000	137,500
Current maturities of long-term debt	—	—

Non-current portion of long-term debt	$110,000	$137,500

        On June 29, 2005, we amended and restated our existing first lien facilities and prepaid the outstanding balance of our second lien facility. The amended and restated first lien facilities ("Amended and Restated Credit Facility") provides for borrowings in the aggregate amount of $200,000 maturing on May 11, 2010 and is composed of: (i) a $150,000 amortizing term loan facility (the "Term Loan Facility") and (ii) a $50,000 revolving credit facility (the "Revolving Facility"). The Amended and Restated Credit Facility is collateralized by a first priority perfected lien, subject to certain permitted liens, on substantially all of the personal property assets and certain real property of Maidenform, Inc. and the guarantors.

        On February 8, 2006, we entered into the First Amendment to the Amended and Restated Credit Facility. This amendment amends certain provisions of the Amended and Restated Credit Facility to enable us to initiate our stock repurchase program of up to $20,000.

        As of December 30, 2006, we had $110,000 outstanding under our Term Loan Facility. At December 30, 2006, $0 was outstanding and approximately $47,718 was available for borrowings under the Revolving Facility, after giving effect to $2,282 of outstanding letters of credit. We use the letters of credit as collateral for our workers' compensation insurance programs and bonds issued on our behalf to collateralize our obligation to pay customs duties. We prepaid $27,500 of our Term Loan Facility during 2006 and our amortization schedule has been revised. There will be no mandatory excess cash flow prepayment for 2006 because our ratio of debt to earnings before interest taxes depreciation and amortization (EBITDA) is less than 2.5 to 1.0 as of December 30, 2006. Our next scheduled principal payment will be October 3, 2009.

        Borrowings under the Term Loan Facility bear interest based, at our option, on the Prime rate or the London Interbank Offered Rate ("LIBOR"), plus a margin. During 2006, the Prime rate margin was fixed at 0.75% and the LIBOR rate margin was fixed at 1.75%. The Prime rate margin and the LIBOR margin will be determined on a quarterly basis based on our leverage ratio for the preceding four quarters, effective upon our delivery of a pricing certificate.

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

        Our highest level of debt outstanding for 2006 was $137,500 at an average interest rate of 6.5%, and our highest level of debt outstanding for 2005 was $160,000, at an average interest rate of 6.8%. For 2006, amortization of financing costs included in interest expense was $888. In connection with the June 29, 2005 amendment and restatement of the Credit Facility, we paid fees of $2,423, and in connection with the repayment of the Second Lien Facility, we paid a prepayment penalty fee of $1,000. For 2005, amortization of financing costs included in interest expense was $5,953 (which includes the write-off of deferred financing costs of $4,943 in connection with the amendment of the First Lien Facilities and the prepayment of the Second Lien Facility). Included in interest expense was amortization of financing costs for the Successor period May 11, 2004 through January 1, 2005 of $804 and for the Predecessor period December 28, 2003 through May 10, 2004 of $895 (which includes the write-off of unamortized deferred financing cost at the date of Acquisition in the amount of $772).

        The Amended and Restated Credit Facility contains affirmative and restrictive covenants, including: (a) maintenance of a minimum fixed charge coverage ratio, (b) maintenance of a maximum leverage ratio, (c) limitations on consolidated capital expenditures, (d) limitations on the incurrence of indebtedness and liens, (e) limitations on investments/acquisitions and (f) restrictions on payments between Maidenform Brands, Inc. and its subsidiaries. There are a number of circumstances in which additional partial prepayments are required based upon conditions set forth in the Amended and Restated Credit Facility, including net asset sales and net insurance/condemnation proceeds not reinvested in other assets of the business, net securities proceeds from the issuance of capital stock (excluding the initial public offering proceeds), additional debt facilities, and a percentage of annual consolidated excess cash flows, as defined. We were in compliance with all debt covenants at December 30, 2006 and December 31, 2005.

        Payments due on long-term debt during each of the five years subsequent to December 30, 2006, are as follows:

2007	$—
2008	—
2009	12,591
2010	97,409
2011	—

        At December 31, 2005, we had $137,500 outstanding under our Term Loan Facility and had approximately $43,508 available for borrowings under the Revolving Facility after considering outstanding stand-by letters of credit of $2,182 and our borrowing base limitations. Under the Term Loan Facility, through December 29, 2005, the Prime rate margin was fixed at 1.25% and the LIBOR rate margin was fixed at 2.25%.

7. INTEREST RATE SWAP AGREEMENTS

        Effective August 16, 2004, we entered into two interest rate swap agreements, each having a notional amount of $5,625 for the period August 16, 2004 through August 15, 2005, $11,250 for the period August 16, 2005 through February 15, 2006, and $15,000 for the period February 16, 2006 through the expiration date of August 15, 2007. Under these swap agreements, we converted a floating interest rate for the notional amount of the swaps into a fixed interest rate of 4.05% and 3.885%. These swap contracts are not held for trading purposes. During 2006, 2005 and Successor period May 11, 2004 through January 1, 2005, there were no significant gains or losses recognized in interest expense for hedge ineffectiveness. The cash flow effects of the swap arrangements, included in interest expense on the consolidated statement of operations was, income of $324 for 2006, an expense of $66 for 2005, and an expense of $89 for Successor period May 11, 2004 through January 1, 2005.

        In addition to the interest rate swap agreements, we purchased an interest rate cap as an economic hedge against approximately $52,500 of variable rate debt. The interest rate is capped at 5.92% on a notional amount of $63,750 for the period July 6, 2004 through July 5, 2005, 6.52% on a notional amount of $52,500 for the period July 6, 2005 through January 5, 2006, and 8.08% on a notional amount of $45,000 for the period January 6, 2006 through the expiration date of July 6, 2007. The interest rate cap is recognized on the consolidated balance sheet at its fair value and changes in the fair value were reported in interest expense and was $0 for 2006, $5 for 2005 and $46 for the Successor period May 11, 2004 through January 1, 2005.

8. LEASES

        We lease warehouse, retail, showroom, office facilities and equipment under non-cancelable leases which expire on various dates through 2017. In addition to minimum rentals, certain operating leases provide for annual rent increases for real estate taxes, maintenance and inflation. Several of our operating leases contain renewal options and contingent rental payments based on individual store sales. Certain leases that meet the lease capitalization criteria in accordance with SFAS No. 13, "Accounting for Leases," as amended, have been recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments are based on our incremental borrowing rate at the inception of the lease.

        Minimum annual lease obligations under non-cancelable leases at December 30, 2006 are as follows:

	Operating Leases	Capital Lease Obligations	Total
2007	$5,375	$119	$5,494
2008	5,981	119	6,100
2009	4,303	109	4,412
2010	3,331	—	3,331
2011	2,680	—	2,680
2012 and thereafter	10,660	—	10,660

Total minimum lease payments	$32,330	347	$32,677

Less amount representing interest		31

Present value of minimum lease payments		316
Current maturities of minimum lease payments		102

Non-current portion of minimum lease payments		$214

        Total rent expense included in selling, general and administrative expenses under operating leases, exclusive of property taxes and other property related expenses charged to earnings, was $5,554 and $5,492 for 2006 and 2005, respectively, $3,690 for the Successor period May 11, 2004 through January 1, 2005 and $2,216 for the Predecessor period December 28, 2003 through May 10, 2004.

9. IMPACT OF SFAS NO. 158

        On December 30, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158, which required us to recognize the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of our benefit plan (see Note 10, "Benefit Plans") and our postretirement plans (see Note 11, "Postretirement Plans") in the December 30, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The net impact of the adoption of SFAS No. 158 was an increase in pension and postretirement benefit obligations of $67 with an offset to accumulated other comprehensive income, net of tax. Our adoption of SFAS No. 158 at December 30, 2006 had no impact on our earnings.

        Incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet at December 30, 2006 consist of:

		Adjustments
	Before application of SFAS No. 158	Benefit Plan	Postretirement Plans	After application of SFAS No. 158
Other non-current liabilities	$9,291	$242	$(175)	$9,358
Deferred income taxes	16,250	(96)	69	16,223
Total liabilities	169,912	146	(106)	169,952
Accumulated other comprehensive income, net of taxes	198	(146)	106	158
Total stockholders' equity	74,941	(146)	106	74,901

10. BENEFIT PLANS

        We sponsor a defined benefit pension plan, the Maidenform, Inc. Retirement Plan (the "Retirement Plan,") covering substantially all eligible employees not covered by the union plans described below. The benefits are based on years of service and the employees' compensation through their retirement date. The Retirement Plan is the result of the merger between the Restated Replacement Maidenform, Inc. Retirement Plan and the NCC Defined Benefit Pension Plan (the "NCC Plan") on April 14, 1999. Benefits under the NCC Plan have been frozen since 1991.

        We also make contributions to multiemployer plans that provide defined pension benefits and health and welfare benefits to our unionized employees represented by UNITE-HERE. The contributions for the multiemployer defined benefit pension plans amounted to $255, $268, $168, and $118 for 2006 and 2005, for the Successor period May 11, 2004 through January 1, 2005 and for the Predecessor period December 28, 2003 through May 10, 2004, respectively. The contributions for the health and welfare plans, including a prescription drug program, amounted to $1,012, $1,031, $643, and $443 for 2006 and 2005, for the Successor period May 11, 2004 through January 1, 2005 and for the Predecessor period December 28, 2003 through May 10, 2004, respectively.

        We sponsor the Maidenform, Inc. Savings Plan (the "401(k) Plan"), which operates pursuant to Section 401(k) of the Internal Revenue Code and covers substantially all eligible employees not covered by the multiemployer union pension plan described above. Eligible participating employees, excluding "highly compensated employees," may contribute up to 20% of their pre-tax wages, subject to certain IRC limitations. Through December 31, 2006, highly compensated employees may contribute up to 6% of their pre-tax wages, subject to certain IRC limitations. Also, through December 31, 2006, the 401(k) Plan provides for employer matching contributions to a maximum of 1.5% of pre-tax wages.

        During 2006 and 2005, for the Successor period May 11, 2004 through January 1, 2005 and for the Predecessor period December 28, 2003 through May 10, 2004, we contributed $315, $315, $146 and $147 of employer matching contributions, respectively.

        We use a December 31 measurement date for our defined benefit pension plan.

Obligations and funded status

	For the years ended
	December 30, 2006	December 31, 2005
Changes in benefit obligation
Benefit obligation, beginning of period	$25,437	$21,474
Service cost	1,828	1,714
Interest cost	1,330	1,234
Plan participants' contributions	79	98
Assumption changes	(2,401)	1,189
Actuarial (gain) loss	(1,055)	135
Benefits paid	(487)	(407)

Benefit obligation, end of period	$24,731	$25,437

Change in plan assets
Fair value of plan assets, beginning of period	$14,158	$12,218
Return on plan assets	1,699	683
Employer contributions	1,853	1,617
Plan participants' contributions	79	98
Plan expenses	(45)	(51)
Benefits paid	(487)	(407)

Fair value of plan assets, end of period	$17,257	$14,158

Funded status and net amount recognized
Plan assets less than benefit obligation	$(7,474)	$(11,279)
Unrecognized net actuarial loss	N/A	4,137

Net amount recognized in the consolidated balance sheets	$(7,474)	$(7,142)

        As of December 30, 2006, amounts recognized in the consolidated balance sheet consisted of $7,474 and is included in other non-current liabilities.

        The accumulated benefit obligation for the Retirement Plan was $18,391 and $18,264 at December 30, 2006 and December 31, 2005, respectively. Amounts recognized in accumulated other comprehensive income (pretax) consists of a net loss of $242. The estimated net loss that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost during 2007 is $0.

	Successor			Predecessor
	For the years ended		For the period from May 11, 2004 through January 1, 2005	For the period from December 28, 2003 through May 10, 2004
	December 30, 2006	December 31, 2005
Components of net periodic benefit cost
Service cost	$1,828	$1,714	$848	$416
Interest cost	1,330	1,234	719	347
Expected return on plan assets	(1,267)	(1,094)	(636)	(300)
Recognized net actuarial loss	52	30	—	132

Net periodic benefit cost	$1,943	$1,884	$931	$595

Additional information
Increase in minimum pension liability included in other comprehensive income (loss)	$—	$—	$—	$179

Assumptions

        Weighted average assumptions used to determine benefit obligations:

	2006	2005
Discount rate	6.00%	5.50%
Rate of compensation increase	4.00%	4.00%

        Weighted average assumptions were used to determine net periodic benefit cost:

	Successor			Predecessor
	For the years ended		For the period from May 11, 2004 through January 1, 2005	For the period from December 28, 2003 through May 10, 2004
	December 30, 2006	December 31, 2005
Discount rate	5.50%	5.75%	6.25%	6.25%
Expected return on plan assets	8.50%	8.50%	9.00%	9.00%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

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

Plan assets

        Weighted average asset allocations for the Retirement Plan at December 30, 2006 and December 31, 2005 and the targeted asset allocation for 2007 by asset category are as follows:

	2007 Targeted	2006	2005
Equity Securities	70%	75%	70%
Fixed Income Securities	30	25	30

	100%	100%	100%

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

Cash flows

Contributions

        We expect to contribute approximately $1,922 to the Retirement Plan in 2007, relating to the 2006 plan year, based upon the current funded status and expected asset return assumptions.

Estimated future benefit payments

        Benefit payments, which reflect future service, as appropriate, are expected to be paid as follows:

2007	$546
2008	595
2009	649
2010	699
2011	787
2012-2016	$5,104

        See Note 28, "Subsequent Event," for changes to the Retirement Plan effective January 1, 2007.

11.  POSTRETIREMENT PLANS

        We use a December 31 measurement date for the postretirement plans.

Obligations and funded status

	For the years ended
	December 30, 2006		December 31, 2005
	NCC Plan	Company Plan	NCC Plan	Company Plan
Changes in benefit obligation
Benefit obligation, beginning of period	$879	$302	$877	$260
Interest cost	39	15	49	14
Actuarial (gain) loss	(170)	—	(14)	61
Benefits paid	(40)	(26)	(33)	(33)

Benefit obligation, end of period	$708	$291	$879	$302

Changes in plan assets
Fair value of plan assets, beginning of period	$—	$—	$—	$—
Employer contribution	40	26	33	33
Benefits paid and settlements	(40)	(26)	(33)	(33)

Fair value of plan assets, end of period	$—	$—	$—	$—

Funded status and net amount recognized
Plan assets less than benefit obligation	$(708)	$(291)	$(879)	$(302)
Unrecognized actuarial net gain	N/A	N/A	(11)	—

Net amount recognized in the consolidated balance sheets	$(708)	$(291)	$(890)	$(302)

        As of December 30, 2006, amounts recognized in the consolidated balance sheet consisted of $999 and is included in other non-current liabilities.

        Amounts recognized in accumulated other comprehensive income (pretax) consists of a gain of $175. The estimated gain that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost during 2007 is $12.

	Successor						Predecessor
	For the years ended				For the period from May 11, 2004 through January 1, 2005		For the period from December 28, 2003 through May 10, 2004
	December 30, 2006		December 31, 2005
	NCC Plan	Company Plan	NCC Plan	Company Plan	NCC Plan	Company Plan	NCC Plan	Company Plan
Components of net periodic benefit cost
Interest cost	$39	$15	$49	$14	$36	$13	$17	$6
Amortization of (gains) and losses	(6)	—	—	61	—	(58)	20	12

Net periodic benefit costs	$33	$15	$49	$75	$36	$(45)	$37	$18

Assumptions

        Weighted average assumptions used to determine benefit obligations:

	2006		2005
	NCC Plan	Company Plan	NCC Plan	Company Plan
Discount rate	6.00%	6.00%	5.50%	5.50%

        Weighted average assumptions used to determine net periodic benefit costs:

Successor
Predecessor
For the years ended
					For the period from May 11, 2004 through January 1, 2005		For the period from December 28, 2003 through May 10, 2004
	December 30, 2006		December 31, 2005
	NCC Plan	Company Plan	NCC Plan	Company Plan	NCC Plan	Company Plan	NCC Plan	Company Plan
Discount rate	5.50%	5.50%	5.75%	5.75%	6.25%	6.25%	5.75%	6.25%

Assumed healthcare cost trend rates

	Successor						Predecessor
	For the years ended				For the period from May 11, 2004 through January 1, 2005		For the period from December 28, 2003 through May 10, 2004
	December 30, 2006		December 31, 2005
	NCC Plan	Company Plan	NCC Plan	Company Plan	NCC Plan	Company Plan	NCC Plan	Company Plan
Healthcare cost trend rate assumed for next year	8.00%	9.50%	9.00%	10.25%	8.00%	10.25%	8.00%	9.75%
Rate to which the cost trend rate is assumed to decline	5.00%	4.50%	5.00%	4.50%	5.00%	4.50%	5.00%	4.50%
Year that the rate reaches the ultimate trend rate	2013	2014	2013	2014	2010	2013	2010	2011

        Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A 1% point change in assumed healthcare cost trend rates would have the following effects on the NCC Plan:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	20	(19)

        A 1% point change in assumed healthcare cost trend rates would have the following effects on the Company Plan:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	12	(11)

Cash flows

Contributions

        The postretirement plans are unfunded plans. We expect to contribute to the plan an amount equal to benefit payments to be made in 2007 which are estimated to be $119.

Estimated future benefit payments

        Benefit payments, which reflect future service, as appropriate, are expected to be paid as follows:

2007	$119
2008	114
2009	108
2010	102
2011	96
2012-2016	375

12.  CHANGE IN OWNERSHIP

        On May 11, 2004, MF Acquisition Corporation acquired 100% of Maidenform, Inc. (the "Acquisition") through a merger of its wholly owned subsidiary into Maidenform, Inc. Stockholders of Maidenform, Inc. received either cash or stock of MF Acquisition Corporation in exchange for their shares of Maidenform, Inc. On April 5, 2005, MF Acquisition Corporation changed its name to Maidenform Brands, Inc. Financing for this Acquisition totaled $237,265 and was provided by a first lien term loan of $100,000, revolver borrowings of $12,500, a second lien term loan of $50,000 and $74,765 of cash and capital from investors, including rollover equity by certain members of management of $2,765 and continuing stockholders of $15,000. The financial statements for the period including and after May 11, 2004 are those of Maidenform Brands, Inc. and subsidiaries (the "Successor"). The financial statements for periods prior to May 11, 2004 are those of Maidenform, Inc. and subsidiaries (the "Predecessor"). As a result of the Acquisition, the financial statements including and after May 11, 2004 are not comparable to those prior to that date. The proceeds of the Acquisition and financing were used to pay selling stockholders $147,430, selling stockholders' transaction expenses of $6,570, special compensation of $1,567 paid to management, buyers' transaction expenses of $2,526, and to retire all of Maidenform, Inc.'s previously outstanding current and long-term debt of $54,065, including a debt redemption premium of $380. In addition, $658 of proceeds was held as cash for working capital purposes and $6,684 was used to pay debt issuance costs.

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

13.  CLOSING OF MANUFACTURING FACILITIES

        In connection with the Acquisition, we made the decision to exit our cutting and sewing facilities located in Mexico and Florida. We closed one facility in Mexico in January 2005, closed our facility in Florida in June 2005, and closed the remaining facility in Mexico in July 2005. As part of the allocation of the purchase price, we accrued probable employee termination costs of $2,159 relating to services already rendered and vested for employees at these locations. Other costs of $446 associated with retention bonuses were expensed during the Successor period from May 11, 2004 through January 1, 2005. At January 1, 2005, we had accrued employee termination costs of $2,077 related to the closing of these facilities. During the year ended December 31, 2005, we incurred additional retention bonus expense of $261 and paid $2,103. At December 31, 2005, we accrued employee termination costs of $235. At December 30, 2006, we have completed all terminations and no liability is outstanding. The retention bonus expense is recorded as part of our wholesale segment.

        During 2005, we sold the Mexican and Florida facilities and recognized a loss of $971 which was recorded as a component of cost of sales.

14.  PREFERRED STOCK SUBJECT TO REDEMPTION AND COMMON STOCK SUBJECT TO PUT

        In connection with our initial public offering, we redeemed all the outstanding shares of our preferred stock, including shares of preferred stock acquired upon the exercise of all outstanding options to purchase shares of our preferred stock, and paid all accrued and unpaid dividends associated with the preferred stock and preferred stock options.

        On June 1, 2005, the Board of Directors approved a special cash dividend to all holders of preferred stock as of June 1, 2005 in the aggregate amount of $13,320. This dividend was paid on June 21, 2005 and was accounted for as a reduction to additional paid-in capital to the extent available with the remaining balance recorded as a reduction to retained earnings (accumulated deficit).

We issued 360,000 shares of preferred stock, $0.01 par value with a liquidation value of $36,000, and granted 14,055 preferred stock options to key employees in connection with the Acquisition. All preferred shares, including preferred options, were redeemable at the option of the Board of Directors. Our majority stockholder, who owned approximately 65% of our outstanding common and preferred stock at the time of the Acquisition, had the right to designate a majority of the members of our Board of Directors. Therefore, because any redemption of the preferred stock would be ratable across all preferred stockholders, the redemption of all shares of preferred stock were deemed to be within the control of our majority stockholder and were classified outside of total stockholders' equity (deficit) on our consolidated balance sheet beginning May 11, 2004. We obtained an appraisal by an independent third party which determined the fair market value for the preferred stock to be $36,735 at May 11, 2004.

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

        Dividends were cumulative, accrued quarterly on the first day of August, November, February and May, at 15% per annum. In connection with the initial public offering, we paid all accrued and unpaid dividends associated with the preferred stock and preferred stock options.

        In connection with the Acquisition, a majority stockholder of Predecessor who was also a stockholder of Successor received 75,000 of the 360,000 shares of preferred stock, $0.01 per value, and also received 4,125,000 of the 19,800,000 shares of common stock, $0.01 par value, as rollover equity valued at $15,000. This stockholder had a put option, with some limitations, to put these shares back to us in an amount equal to 85% of the fair market value at the time of the put election (May 10, 2007), limited to $15,000, less any amount already received from previously sold shares, cash dividends and cash distributions. In addition, the put terminates upon a liquidity event such as an initial public offering. Because of this put option, these shares were classified outside of total stockholders' equity (deficit) on our consolidated balance sheet and stated as common stock of $6,356 and preferred stock of $8,644 at January 1, 2005. As the carrying amount of the preferred stock increases as a result of dividends and accretion, the carrying amount of the common stock classified outside of total stockholders' equity (deficit) was reclassified to additional paid-in capital to the extent the combined amount was greater than the put of $15,000. This reclassification amounted to $768 and $511 during 2005 and during the Successor period May 11, 2004 through January 1, 2005, respectively.

15.  STOCKHOLDERS' EQUITY

        Treasury stock is accounted for by the cost method. In February 2006, the Board of Directors approved a $20,000 stock repurchase program, authorizing the repurchase of our common stock. We are authorized to make repurchases from time to time in the open market pursuant to existing rules and regulations and other parameters approved by the Board of Directors. During 2006, we repurchased 669,500 shares of our common stock at a total cost of $7,563 at an average price per share of $11.30.

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

16.  STOCK OPTION PLANS

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

        The fair value of the stock options on the grant dates were $230, $4,439 and $3,644 for stock options granted during 2006 and 2005, and during the Successor period May 11, 2004 through January 1, 2005, respectively. These amounts are being expensed over the vesting periods. We recorded stock-based compensation expense, which represents the amortization of the fair value of the stock options issued, of approximately $2,016 and $1,609 for 2006 and 2005, $251 for the Successor period May 11, 2004 through January 1, 2005 and $6,869 for the Predecessor period December 28, 2003 through May 10, 2004, respectively.

        At December 30, 2006, there was approximately $3,955 of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. This amount is expected to be recognized over a weighted average period of 2.1 years and does not include the impact of any future stock-based compensation awards.

        At December 30, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $35,420 and $16,215, respectively. The aggregate intrinsic value of options exercised, excluding the preferred stock option exercised in 2005, was $4,774 and $5,320 during 2006 and 2005, respectively. No options were exercised during the Successor period May 11, 2004 through January 1, 2005. (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.)

        The following table summarizes stock options outstanding and exercisable at December 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding		Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contract Life	Weighted Average Exercise Price
$1.82	1,005,306		7.4 years	$1.82	321,453	7.4 years	$1.82
3.64	977,542		7.4 years	3.64	474,521	7.4 years	3.64
11.11 – 17.00	504,949		5.7 years	16.34	110,875	5.6 years	16.98
0.01	217,529	(a)	5.8 years	0.01	217,529	5.8 years	0.01
0.06	2,172	(a)	5.1 years	0.06	2,172	5.1 years	0.06

	2,707,498				1,126,550

(a)
Options outstanding under the 2004 Rollover Stock Option Plan.

        Changes in options outstanding are summarized as follows:

	Successor
							Predecessor
	For the years ended
					For the period from May 11, 2004 through January 1, 2005		For the period from December 28, 2003 through May 10, 2004
	December 30, 2006		December 31, 2005
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of year	3,037,871	$4.77	2,815,409	$1.98	—	$—	1,566,406	$10.77
Options granted—common	51,574	11.42	608,148	15.01	2,892,790	2.01	—	—
Options granted-preferred	—	—	—	—	14,055	1.63	—	—
Options cancelled or forfeited	(139,543)	9.14	(59,001)	2.95	(91,436)	2.73	(33,181)	225.30
Options cashed out	—	—	—	—	—	—	(1,274,078)	6.19
Options exercised—common	(242,404)	0.73	(313,357)	0.02	—	—	—	—
Options exercised—preferred	—	—	(13,328)	1.52	—	—	—	—
Predecessor options exchanged for Successor options	—	—	—	—	—	—	(259,147)	5.82

Options outstanding, end of year	2,707,498	$5.04	3,037,871	$4.77	2,815,409	$1.98	—	$—

Options exercisable, end of year, common	1,126,550	$3.73

        The following table summarizes stock options issued and outstanding, excluding the 2004 rollover stock options outstanding, at December 30, 2006 whose exercise price equals, exceeds, or is less than the fair market value of the stock on the date of grant.

Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Market Value
1,019,275	$9.01	$9.01
833,710	3.64	2.11
634,812	2.23	7.98

2,487,797

17.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The components of and changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment(a)	Minimum Pension Liability(b)	Adoption of SFAS No. 158, (net of tax)	Interest Rate Swaps, (net of tax)	Accumulated Other Comprehensive Income (Loss)
Predecessor
Balance, at December 27, 2003	$(150)	$(1,774)	$—	$—	$(1,924)
Changes during the period	(149)	(179)	—	—	(328)

Balance, at May 10, 2004	$(299)	$(1,953)	$—	$—	$(2,252)

Successor
Changes during the period	$169	$—	$—	$(178)	$(9)

Balance, at January 1, 2005	169	—	—	(178)	(9)
Changes during the period	(169)	—	—	392	223

Balance, at December 31, 2005	—	—	—	214	214
Changes during the period	45	—	(40)	(61)	(56)

Balance, at December 30, 2006	$45	$—	$(40)	$153	$158

(a)
No tax benefit has been provided associated with the foreign currency translation adjustment due to management's decision to reinvest the earnings of our foreign subsidiaries indefinitely.

(b)
No tax benefit has been provided associated with the minimum pension liability due to the limitations of the realizability of deferred tax assets.

18.  INCOME TAXES

        Income (loss) before provision for income taxes consists of the following:

	Successor			Predecessor
	For the years ended		For the period from May 11, 2004 through January 1, 2005	For the period from December 28, 2003 through May 10, 2004
	December 30, 2006	December 31, 2005
Domestic	$47,009	$17,522	$(5,625)	$(3,144)
Foreign	(16)	153	689	20

Total	$46,993	$17,675	$(4,936)	$(3,124)

        Our provision (benefit) for income taxes consists of the following:

	Successor			Predecessor
	For the years ended		For the period from May 11, 2004 through January 1, 2005	For the period from December 28, 2003 through May 10, 2004
	December 30, 2006	December 31, 2005
Current
Federal	$12,050	$1,675	$334	$1,295
State and local	2,484	1,502	186	(42)
Foreign	499	466	310	86

	15,033	3,643	830	1,339

Deferred
Federal	3,324	4,799	(2,368)	(1,028)
State and local	867	602	(30)	811
Foreign	7	(309)	—	—

	4,198	5,092	(2,398)	(217)

Total income tax provision (benefit)	$19,231	$8,735	$(1,568)	$1,122

        Our income tax rate is reconciled to the U.S. federal statutory tax rate as follows:

	Successor			Predecessor
			For the period from May 11, 2004 through January 1, 2005	For the period from December 28, 2003 through May 10, 2004
	For the years ended
	December 30, 2006	December 31, 2005
Federal statutory tax rate	35.0%	35.0%	(35.0)%	(35.0)%
Foreign income taxes	1.1	(0.3)	(0.1)	2.3
State and local income taxes, net of federal benefit	4.6	7.8	1.8	19.4
Equity related costs	0.3	7.6	—	—
Foreign deemed dividend	—	1.1	—	—
Change in tax method	—	(2.1)	—	—
Acquisition-related costs	—	—	—	47.9
Other	(0.1)	0.3	1.5	1.3

Effective tax rate	40.9%	49.4%	(31.8)%	35.9%

        Deferred tax assets (liabilities) at December 30, 2006 and December 31, 2005 are comprised of the following:

	2006	2005
Deferred tax assets—current
Accounts receivable reserves	$4,205	$4,118
Inventory reserves	3,231	2,172
Accrued liabilities	1,680	1,925
Other, net	343	509

	9,459	8,724

Deferred tax (liabilities) assets—noncurrent
Depreciation and amortization	(261)	(105)
Net operating losses	17,897	23,575
AMT credit	666	1,437
Intangible assets	(39,756)	(40,353)
Pension and postretirement liabilities	2,204	2,579
Other, net	3,027	2,113

	(16,223)	(10,754)

Net deferred tax liabilities	$(6,764)	$(2,030)

        Our income tax payable of $4,295 and $930 at December 30, 2006 and December 31, 2005, respectively, was included in accrued expenses and other current liabilities.

        In 2006 and 2005, we recorded an increase in additional paid-in capital of approximately $1,881 and $2,775, respectively, for tax benefits from the exercise of stock options.

        Section 382 of the Internal Revenue Code (Section 382) imposes limitations on a corporation's ability to utilize its net operating losses (NOLs) if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Upon emergence from bankruptcy, our NOLs were subject to Section 382 limitations. As a result of the Acquisition, we experienced an ownership change, as defined by Section 382. As a result of this ownership change, the utilization of our NOLs are subject to a new annual limitation under Section 382. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the 60-month period after the ownership change. Based on fair values of certain assets as determined in connection with the Acquisition (see Note 12, "Change in Ownership"), we had approximately $66,700 of built-in gains that are anticipated to be recognized or deemed recognized during the aforementioned 60-month period. Subsequent to the Acquisition, the sale of shares by others, including the initial public offering in July 2005, have resulted in additional changes in control for the purpose of Section 382; however, the annual limitation of our NOLs has not changed. At December 30, 2006, we had approximately $62,800 federal and state NOLs available for future utilization during the years of 2007 through 2023. During 2006, our combined limitation for our NOLs was approximately $12,100 and we utilized approximately $12,100 of NOLs. During 2005, our combined limitation for our NOLs was approximately $20,900 and we utilized approximately $18,900 of NOLs. During the Successor period May 11, 2004 through January 1, 2005, we utilized approximately $16,000 of NOLs. During the Predecessor year 2003, we utilized approximately $14,100 of NOLs.

        At December 30, 2006 and December 31, 2005, we had approximately $1,900 of undistributed earnings from foreign operations. No deferred taxes have been provided because we believe these earnings will be permanently reinvested abroad.

19. COMMITMENTS AND CONTINGENCIES

Purchase commitments

        In the normal course of business, we enter into purchase commitments for both finished goods inventory and raw materials. At December 30, 2006, we had purchase commitments of $92,269 and believe that we have adequate reserves for expected losses arising from all purchase commitments.

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

20. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	2006	2005
Accrued wages, incentive compensation and payroll taxes	$8,457	$6,724
Accrued trade promotion	1,796	2,277
Accrued professional fees	1,604	1,249
Federal, state and local taxes payable	4,295	930
Accrued other	5,024	7,073

	$21,176	$18,253

        Other accrued expenses and current liabilities include, among other items, accrued interest, accrued medical insurance, and accrued advertising.

21. VALUATION AND QUALIFYING ACCOUNTS

	Allowance for
	Doubtful Accounts	Inventory Valuation	Sales Returns and Allowance
Predecessor
Balance, at December 27, 2003	$355	$3,233	$5,599
Additions, charged to expense	(82)	3,188	7,778
Write-offs	—	(945)	(9,556)

Balance, at May 10, 2004	$273	$5,476	$3,821

Successor
Balance, at May 11, 2004	$273	$—	$3,821
Additions, charged to expense	(127)	5,143	23,749
Write-offs	42	(1,551)	(21,829)

Balance, at January 1, 2005	188	3,592	5,741
Additions, charged to expense	60	4,184	40,894
Write-offs	(24)	(4,976)	(38,859)

Balance, at December 31, 2005	224	2,800	7,776
Additions, charged to expense	44	7,632	42,827
Write-offs	—	(5,951)	(42,335)

Balance, at December 30, 2006	$268	$4,481	$8,268

        In addition to the allowances for doubtful accounts and sales returns, we also include in accounts receivable reserves a reserve for markdowns and cooperative advertising commitments.

22.  MAJOR CUSTOMERS AND SUPPLIERS

        Each of the following wholesale segment customers were greater than 10% of our total net sales:

	Successor			Predecessor
	For the years ended		For the period from May 11, 2004 through January 1, 2005	For the period from December 28, 2003 through May 10, 2004
	December 30, 2006	December 31, 2005
Customer A	12.7%	12.9%	16.0%	10.6%
Customer B	12.9%	12.4%		10.4%

        At December 30, 2006 and December 31, 2005, our five largest uncollateralized receivables represented approximately 57% and 53% of total accounts receivable.

	Successor			Predecessor
	For the years ended		For the period from May 11, 2004 through January 1, 2005	For the period from December 28, 2003 through May 10, 2004
	December 30, 2006	December 31, 2005
Major suppliers information
Number of major suppliers	5	3	4	4
% of total purchases	58%	57%	56%	57%

23.  RELATED PARTY TRANSACTIONS

        As a result of the initial public offering, Ares Corporate Opportunity Fund, L.P. (the "Fund") reduced its holdings from 12,925,000 shares of common stock and 235,000 shares of preferred stock, which represented approximately 65% of our outstanding common and preferred stock, to holdings of 7,400,000 shares of common stock which represents approximately 31.5% of our common stock. In connection with the Acquisition, we entered into an advisory agreement with ACOF Operating Manager, L.P. (together with the Fund, the "Ares Entities"), whereby we paid the Ares Entities an annual advisory fee of $250 plus reimbursements for reasonable expenses. In connection with the initial public offering, we terminated the advisory agreement and paid Ares Entities $893 during 2005 for a prorated portion of the advisory fee and a termination fee. Through January 1, 2005, we paid the Ares Entities $160 under this agreement. In addition, upon completion of the Acquisition, we paid the Ares Entities a fee for services rendered in connection with structuring the Acquisition of $2,000, $600 of which was included in deferred financing costs amortized over the life of the obligation and $1,400 was included in the cost of the Acquisition. In connection with the Registration Statement on Form S-3 filed on October 31, 2006, the Fund reduced its holdings from 7,400,000 shares of common stock, which represented approximately 31.5% of our outstanding common stock, to 3,737,351 shares of common stock, which represents approximately 16.0% of our common stock.

        Our Amended and Restated Credit Facility, which includes a consortium of institutions, was arranged with a financial institution who acts as the Administrative Agent for our Amended and Restated Credit Facility. The Administrative Agent is also a stockholder of the Company beginning May 11, 2004. See Note 6, "Debt," for details related to our Amended and Restated Credit Facility. In connection with the amendments on February 8, 2006, June 29, 2005 and the original financing on May 11, 2004, we paid transaction costs in the amount of $300, $3,223 and $4,660, respectively. We also incurred interest expense of $8,592, $10,288 and $6,674 for 2006, 2005 and Successor period May 11, 2004 through January 1, 2005, respectively. In connection with the Registration Statement on Form S-3 filed on October 31, 2006, the Administrative Agent reduced its holdings to approximately 1.0%.

        During 2005 and 2006, certain private equity funds managed by American International Group, Inc. ("AIG") were stockholders. We obtained various insurance policies in the amount of $361 and $393 during 2006 and 2005, respectively, and $1,735 during the Successor period May 11, 2004 through January 1, 2005 and the Predecessor period December 28, 2003 through May 10, 2004 from an affiliate of AIG. The policies obtained during 2006 and 2005 were recorded as prepaid expenses and other current assets and amortized over the term of the policies. Of the $1,735, $242 was included in prepaid expenses and other current assets and amortized over the term of the policies and $1,493 was expensed as a cost of the Acquisition during the Predecessor period

December 28, 2003 through May 10, 2004. At December 30, 2006, certain private equity funds managed by AIG were no longer stockholders of the Company.

24.  SEGMENT INFORMATION

        We report segment information in accordance with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires segment information to be disclosed based on a "management approach." The management approach refers to the internal reporting that we use for making operating decisions and assessing the performance of reportable segments. SFAS No. 131 also requires disclosure about products and services, geographic areas and major customers. For purposes of complying with SFAS No. 131, we identified our two reportable segments as "Wholesale" and "Retail." Our wholesale sales are to department stores, national chain store, mass merchants (including warehouse clubs), specialty retailers, off-price retailers, and third party distributors servicing similar customers in foreign countries while our retail segment reflects our operations from our retail stores and internet operations. Royalty income is also included in our wholesale segment. Within our reportable segments, wholesale includes corporate-related assets. The accounting policies of the segments are the same as those described in Note 2, "Summary of Significant Accounting Policies." Each segment's results include the costs directly related to the segment's net sales and all other costs allocated based on the relationship to consolidated net sales to support each segment's net sales. Intersegment sales and transfers are recorded at cost and treated as a transfer of inventory.

	Successor			Predecessor
	For the years ended		For the period from May 11, 2004 through January 1, 2005	For the period from December 28, 2003 through May 10, 2004
	December 30, 2006	December 31, 2005
Net sales
Wholesale	$360,647	$327,799	$176,515	$105,225
Retail	56,188	54,370	38,098	17,190

Total	$416,835	$382,169	$214,613	$122,415

Operating income (loss)
Wholesale	$51,361	$31,936	$5,261	$14,558
Retail	4,153	1,592	(2,575)	(1,216)
Acquisition—related charges	—	—	—	(14,286)

Operating income (loss)	55,514	33,528	2,686	(944)
Interest expense, net	(8,521)	(15,853)	(7,622)	(2,180)

Income (loss) before provision for income taxes	$46,993	$17,675	$(4,936)	$(3,124)

Depreciation and Amortization
Wholesale	$2,487	$5,265	$5,033	$1,164
Retail	1,490	1,542	1,147	472

Total	$3,977	$6,807	$6,180	$1,636

Net sales by geographic area
United States	$388,312	$355,379	$202,211	$116,574
International (a)	28,523	26,790	12,402	5,841

Total	$416,835	$382,169	$214,613	$122,415

Intercompany sales from wholesale to retail	$13,731	$12,634	$7,374	$4,508

(footnotes appear on following page)

	2006	2005
Inventory
Wholesale (b)	$38,457	$28,432
Retail	8,454	6,823

Total	$46,911	$35,255

Identifiable assets
Wholesale	$218,636	$221,597
Retail	26,217	25,751

Total	$244,853	$247,348

Property, plant and equipment, net, by geographic area
United States	$17,954	$17,960
International	500	270

Total	$18,454	$18,230

(a)
International net sales are identified as international based on the location of the customer.

(b)
Wholesale inventories include inventories warehoused for the retail segment.

25. EARNINGS (LOSS) PER SHARE

        The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Successor			Predecessor
	For the years ended		For the period from May 11, 2004 through January 1, 2005	For the period from December 28, 2003 through May 10, 2004
	December 30, 2006	December 31, 2005
Net income (loss)	$27,762	$8,940	$(3,368)	$(4,246)
Less: Preferred stock dividends and changes in redemption value	—	(17,264)	(4,756)	—

Net income (loss) available to common stockholders	$27,762	$(8,324)	$(8,124)	$(4,246)

Weighted average number of common and common equivalent shares outstanding
Basic number of common shares outstanding	23,024,986	21,451,654	19,800,000	13,727,879
Dilutive effect of stock options	1,169,482	—	—	—

Dilutive number of common and common equivalent shares outstanding	24,194,468	21,451,654	19,800,000	13,727,879

Basic net earnings (loss) per common share	$1.21	$(0.39)	$(0.41)	$(0.31)

Diluted net earnings (loss) per common share	$1.15	$(0.39)	$(0.41)	$(0.31)

        Options to purchase 509,000 shares of common stock were outstanding during 2005, but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the shares of common stock.

        Options to purchase shares of common stock of 1,248,691 for 2005, 430,298 for the Successor period May 11, 2004 through January 1, 2005 and 468,261 for the Predecessor period December 28, 2003 through May 10, 2004, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

26. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

        The following table sets forth certain unaudited quarterly financial information:

	2006
Fiscal 2006	April 1, 2006	July 1, 2006	September 30, 2006	December 30, 2006
Net sales	$100,844	$117,139	$113,833	$85,019
Gross Profit	37,979	44,216	42,754	31,803
Operating income	12,657	18,095	17,078	7,684
Net income	6,247	9,418	8,874	3,223
Net income available to common stockholders	6,247	9,418	8,874	3,223
Basic earnings per share	$0.27	$0.41	$0.39	$0.14
Diluted earnings per share	$0.26	$0.39	$0.37	$0.13
	2005
Fiscal 2005	April 2, 2005	July 2, 2005	October 1, 2005	December 31, 2005
Net sales	$100,210	$102,291	$100,121	$79,547
Gross Profit	34,320	38,008	36,663	26,141
Operating income	10,884	13,273	7,960	1,411
Net income (loss)	4,471	2,563	2,115	(209)
Net income (loss) available to common stockholders	3,023	(11,539)	401	(209)
Basic earnings (loss) per share	$0.15	$(0.58)	$0.02	$(0.01)
Diluted earnings (loss) per share	$0.14	$(0.58)	$0.02	$(0.01)

27.  CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Maidenform Brands, Inc.
Condensed Balance Sheets
(in thousands, except share and per share amounts)

	December 30, 2006	December 31, 2005
Assets
Investment in Maidenform, Inc.	$74,422	$52,500
Other assets	87	12

Total current assets	74,509	52,512
Deferred tax asset	392	191

Total assets	$74,901	$52,703

Stockholders' equity
Stockholders' equity
Preferred stock—$0.01 par value; 10,000,000 shares authorized and none issued and outstanding	—	—
Common stock—$0.01 par value; 100,000,000 shares authorized; 23,488,357 shares issued and 22,964,826 outstanding at December 30, 2006 and 23,488,357 issued and outstanding at December 31, 2005	235	235
Additional paid-in capital	59,478	59,063
Retained earnings (accumulated deficit)	20,953	(6,809)
Accumulated other comprehensive income	158	214
Treasury stock (523,531 shares at an average price per share of $11.31)	(5,923)	—

Total stockholders' equity	74,901	52,703

Total liabilities and stockholders' equity	$74,901	$52,703

The accompanying note is an integral part of these condensed financial statements.

Maidenform Brands, Inc.
Condensed Statements of Operations
(in thousands, except share and per share amounts)

	For the years ended		For the period from May 11, 2004 through January 1, 2005
	December 30, 2006	December 31, 2005
Selling, general and administrative expense	$(1,091)	$(4,306)	$(49)
Income tax benefit	276	184	19

Loss before equity in net income of Maidenform, Inc.	(815)	(4,122)	(30)
Equity in net income (loss) of Maidenform, Inc. (net of tax)	28,577	13,062	(3,338)

Net income	27,762	8,940	(3,368)
Preferred stock dividends and change in redemption value	—	(17,264)	(4,756)

Net income (loss) available to common stockholders	$27,762	$(8,324)	$(8,124)

Basic earnings (loss) per common share	$1.21	$(0.39)	$(0.41)

Diluted earnings (loss) per common share	$1.15	$(0.39)	$(0.41)

Basic weighted average number of shares outstanding	23,024,986	21,451,654	19,800,000

Diluted weighted average number of shares outstanding	24,194,468	21,451,654	19,800,000

The accompanying note is an integral part of these condensed financial statements.

Maidenform Brands, Inc.
Condensed Statements of Stockholders' Equity (Deficit)
(in thousands, except share amounts)

	Common Stock		Treasury Stock
						Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit) Equity
					Additional Paid-in Capital
	Shares	$	Shares	$
Issuance of common stock at fair market value	15,675,000	$157	—	$—	$27,761	$—	$—	$27,918
Deemed dividend to continuing stockholders					(21,529)			(21,529)
Preferred stock dividends and changes in redemption value					(4,756)			(4,756)
Adjust common stock, subject to put option, to redemption value					511			511
Stock-based compensation					251			251
Other stock transactions					(140)			(140)
Comprehensive loss
Net loss						(3,368)		(3,368)
Changes during the period							(9)	(9)

Total comprehensive loss								(3,377)

Balance at January 1, 2005	15,675,000	157	—	—	2,098	(3,368)	(9)	(1,122)
Preferred stock dividends and changes in redemption value					(4,883)	(12,381)		(17,264)
Initial public offering and exercise of stock options	3,688,357	37			52,542			52,579
Reclassification of common stock subject to put option — upon extinguishment of put option	4,125,000	41			5,547			5,588
Preferred stock options purchased					(1,393)			(1,393)
Adjust common stock, subject to put option, to redemption value					768			768
Tax effect from exercise of stock options					2,775			2,775
Stock-based compensation					1,609			1,609
Comprehensive income
Net income						8,940		8,940
Changes during the period							223	223

Total comprehensive income								9,163

Balance at December 31, 2005	23,488,357	235	—	—	59,063	(6,809)	214	52,703
Stock-based compensation					2,016			2,016
Purchase of common stock for treasury			(669,500)	(7,563)				(7,563)
Stock options exercised			145,969	1,640	(1,601)			39
Initial adoption of SFAS No. 158, net of tax							(40)	(40)
Comprehensive income
Net income						27,762		27,762
Changes during the period							(16)	(16)

Total comprehensive income								27,746

Balance at December 30, 2006	23,488,357	$235	(523,531)	$(5,923)	$59,478	$20,953	$158	$74,901

The accompanying note is an integral part of these condensed financial statements.

Maidenform Brands, Inc.
Condensed Statements of Cash Flows
(in thousands)

	For the years ended		For the period from May 11, 2004 through January 1, 2005
	December 30, 2006	December 31, 2005
Cash flows from operating activities
Net income (loss)	$27,762	$8,940	$(3,368)
Adjustments to reconcile net income (loss) to net cash provided by operating activities Stock-based compensation	502	429	49
Deferred income taxes	(201)	(172)	(19)
Tax benefit from exercise of stock options	—	2,775	—
Excess tax benefits related to share-based compensation	(1,881)	—	—
Equity in net income (loss) of Maidenform, Inc.	(28,577)	(13,062)	3,338
Net change in operating activities Accrued expenses	1,806	(12)

Net cash from operating activities	(589)	(1,102)	—

Cash flows from investing activities
Investment in Maidenform, Inc.	8,113	8,811	(57,000)

Net cash from investing activities	8,113	8,811	(57,000)

Cash flows from financing activities
Purchase of common stock for treasury	(7,563)	—	—
Proceeds from options exercised	171	—	—
Payments of employee withholding taxes related to net stock option exercises	(2,013)	—	—
Excess tax benefits related to stock-based compensation	1,881	—	—
Proceeds from issuance of preferred and common stock	—	52,579	57,000
Redemption of preferred stock and preferred options and payment of accumulated dividends	—	(46,828)	—
Cash dividends paid	—	(13,320)	—
Common stock options purchased	—	(140)	—

Net cash from financing activities	(7,524)	(7,709)	57,000

Net change in cash	—	—	—
Cash and cash equivalents
Beginning of period	—	—	—

End of period	$—	$—	$—

Supplementary disclosure of cash flow information
Non-cash intercompany transaction	$1,514	$1,180	$(6,807)

The accompanying note is an integral part of these condensed financial statements.

Maidenform Brands, Inc.
Note to Condensed Financial Statements of Parent Company (in thousands)

BASIS OF PRESENTATION

        On May 11, 2004, a wholly owned subsidiary of MF Acquisition Corporation acquired Maidenform Inc. (the "Acquisition,") pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated March 16, 2004, as amended on May 3, 2004, by and among Maidenform, Inc., MF Merger Corporation, MF Acquisition Corporation, and Ares Corporate Opportunities Fund, L.P. ("Ares.") Financing for the Acquisition totaled $237,265 (including $8,137 of transaction-related fees and expenses). Stockholders of Maidenform, Inc. received either cash or stock of MF Acquisition Corporation in exchange for their shares of Maidenform, Inc. On April 5, 2005, MF Acquisition Corporation changed its name to Maidenform Brands, Inc. (the "Parent Company.") The condensed financial statements for the period including and after May 11, 2004 are designated as Successor. For the predecessor periods, the Company (as defined below) did not have a holding company structure, therefore the results of operations of the Parent Company are the same as those of the Company.

        The Parent Company follows the accounting policies as described in Note 2 to the Consolidated Financial Statements of Maidenform Brands, Inc. and subsidiaries (the "Company") included in the accompanying prospectus with the exception of its investment in its subsidiary for which the Parent Company uses the equity method of accounting. The condensed financial statements of the Parent Company have been revised for 2005 and for the Successor period May 11, 2004 through January 1, 2005 to record stock-based compensation expense and the related tax effects for the Maidenform, Inc. employees as part of the equity investment in Maidenform, Inc.

        For further information, reference should be made to the Notes to Consolidated Financial Statements of the Company included in this Annual Report of Form 10-K.

28. SUBSEQUENT EVENT

        Effective January 1, 2007, the Retirement Plan was frozen for current participants and closed to new entrants. In connection with this freeze, we will recognize a one-time curtailment gain of approximately $6,000 in the first quarter of 2007. The Company may terminate the Retirement Plan and if and when it does so, the Company will recognize a one-time settlement loss or gain depending on the funded status at the time of termination. There is no requirement to terminate the plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our "disclosure controls and procedures," as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

        There were no changes in our internal control over financial reporting during the quarter ended December 30, 2006 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of December 30, 2006.

        PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited our consolidated financial statements, has also audited management's assessment of our internal control over financial reporting as of December 30, 2006 and the effectiveness of internal control over financial reporting as of December 30, 2006, as stated in their report which appears in the "Report of Independent Registered Public Accounting Firm" included elsewhere in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10 with respect to (1) directors, (2) executive officers, (3) Audit Committee matters, (4) our Code of Ethics for the Chief Executive Officer and Senior Financial Officers and (5) compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the sections captioned (1) "Election of Directors," (2) "Executive Officers," (3) "Board Committees and Meetings—Audit Committee," (4) "Corporate Governance Documents" and (5) "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement for our 2007 Annual Meeting of Stockholders, to be filed not later than April 27, 2007.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference to the sections captioned "Compensation Discussion and Analysis", "Compensation Committee Report" (which information shall be deemed furnished in this Annual Report on Form 10-K), "Executive and Director Compensation" and "Compensation Committee Interlocks and Insider Participation" in the definitive proxy statement for our 2007 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item 12 with respect to the security ownership of certain beneficial owners and management is incorporated by reference to the section captioned "Ownership of Securities" in the definitive proxy statement for our 2007 Annual Meeting of Stockholders, to be filed not later than April 27, 2007.

        The following table provides certain information regarding the common stock authorized for issuance under our equity compensation plans, as of December 30, 2006.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2) (c)
Equity compensation plans approved by stockholders(1)	2,707,498	$5.04	1,248,051
Equity compensation plans not approved by stockholders	—	—	—

Total	2,707,498	$5.04	1,248,051

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item 13 is incorporated by reference to the sections captioned "Certain Relationships and Related Transactions" and "Director Independence" in the definitive proxy statement for our 2007 Annual Meeting of Stockholders, to be filed not later than April 27, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item 14 is incorporated by reference to the section captioned "Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures" in the definitive proxy statement for our 2007 Annual Meeting of Stockholders, to be filed not later than April 27, 2007.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statements and Schedules

  (1)
  The financial statements required to be filed as part of this report are set forth in Item 8 of Part II of this report.

  (2)
  Exhibits. See Item 15(b) below.

(b)    Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
3.1	Intentionally omitted
3.2*	Form of Amended and Restated Certificate of Incorporation to be in effect upon the consummation of this offering
3.3	Intentionally omitted
3.4*	Form of Amended and Restated Bylaws to be in effect upon the consummation of this offering
4.1 *	Specimen Common Stock Certificate
4.2*	Amended and Restated Stockholders Agreement, dated as of July 8, 2005, by and among the Registrant and the stockholders of the Registrant listed on the signature pages thereto
4.3*	See Exhibits 3.2 and 3.4 for provisions defining the rights of holders of common stock of the Registrant
10.1 *	Employment Agreement, dated as of May 11, 2004, between Maidenform, Inc. and Thomas J. Ward #
10.2*	Employment Agreement, dated as of June 14, 2005, between Maidenform, Inc. and Maurice Reznik #
10.3*	Employment Agreement, dated as of October 14, 2004, between Maidenform, Inc. and Dorvin D. Lively #
10.4*	Employment Agreement, dated as of November 1, 1999, between Maidenform, Inc. and Steven N. Masket #
10.5(a)*	2004 Stock Option Plan #
10.5(b)*	Amendment to 2004 Stock Option Plan #
10.6(a)*	2004 Rollover Stock Option Plan #
10.6(b)*	Amendment to 2004 Rollover Stock Option Plan #
10.7(a)*	2004 Stock Option Plan for Non-Employee Directors #
10.7(b)*	Amendment to 2004 Stock Option Plan for Non-Employee Directors #
10.8	Intentionally omitted
10.9*	2005 Stock Incentive Plan #
10.10*	2005 Annual Performance Bonus Plan #
10.10(a)***	Form of Non-Tandem Stock Appreciation Rights Agreement Pursuant to the Maidenform Brands, Inc. 2005 Stock Incentive Plan for grants to named executive officers #
10.10(b)***	Form of Restricted Stock Agreement Pursuant to the Maidenform Brands, Inc. 2005 Stock Incentive Plan for grants to named executive officers #

10.11(a)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Thomas J. Ward #
10.11(b)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Thomas J. Ward #
10.11(c)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Maurice S. Reznik #
10.11(d)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Steven N. Masket #
10.12	Intentionally omitted
10.13(a)*	Amended and Restated Credit Agreement, dated as of June 29, 2005, entered into by and among Maidenform, Inc., Maidenform Brands, Inc., BNP Paribas, as administrative agent, and the financial institutions listed on the signature pages thereto
10.13(b)**	First Amendment to Amended and Restated Credit Agreement, dated as of February 8, 2006, entered into by and among Maidenform, Inc., Maidenform Brands, Inc., BNP Paribas, as administrative agent, and the financial institutions listed on the signature pages
10.14	Intentionally omitted
10.15*	Form of Indemnification Agreement
10.16*	Form of Sales Restriction Agreement
21.1*	Subsidiaries of the Registrant
23.1***	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
31.1***	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2***	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference to the identically-numbered exhibit to the registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-124228).

**
Incorporated by reference to Exhibit 99.1 to the registrant's Report on Form 8-K filed on February 9, 2006.

***
Filed herewith.

#
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2007.

Maidenform Brands, Inc. (Registrant)
/s/ DORVIN D. LIVELY Dorvin D. Lively Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of March 2007.

Signature	Title

/s/ THOMAS J. WARD Thomas J. Ward	Chief Executive Officer and Vice Chairman of the Board (principal executive officer)
/s/ DORVIN D. LIVELY Dorvin D. Lively	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)
/s/ DAVID B. KAPLAN David B. Kaplan	Chairman of the Board
/s/ NORMAN AXELROD Norman Axelrod	Director
/s/ BARBARA EISENBERG Barbara Eisenberg	Director
/s/ KAREN ROSE Karen Rose	Director
/s/ HAROLD COMPTON Harold Compton	Director
/s/ ADAM L. STEIN Adam L. Stein	Director

INDEX TO EXHIBITS

        The following is a list of all exhibits filed as part of this Report:

Exhibit No.	Description
3.1	Intentionally omitted
3.2*	Form of Amended and Restated Certificate of Incorporation to be in effect upon the consummation of this offering
3.3	Intentionally omitted
3.4*	Form of Amended and Restated Bylaws to be in effect upon the consummation of this offering
4.1*	Specimen Common Stock Certificate
4.2*	Amended and Restated Stockholders Agreement, dated as of July 8, 2005, by and among the Registrant and the stockholders of the Registrant listed on the signature pages thereto
4.3*	See Exhibits 3.2 and 3.4 for provisions defining the rights of holders of common stock of the Registrant
10.1*	Employment Agreement, dated as of May 11, 2004, between Maidenform, Inc. and Thomas J. Ward #
10.2*	Employment Agreement, dated as of June 14, 2005, between Maidenform, Inc. and Maurice Reznik #
10.3*	Employment Agreement, dated as of October 14, 2004, between Maidenform, Inc. and Dorvin D. Lively #
10.4*	Employment Agreement, dated as of November 1, 1999, between Maidenform, Inc. and Steven N. Masket #
10.5(a)*	2004 Stock Option Plan #
10.5(b)*	Amendment to 2004 Stock Option Plan #
10.6(a)*	2004 Rollover Stock Option Plan #
10.6(b)*	Amendment to 2004 Rollover Stock Option Plan #
10.7(a)*	2004 Stock Option Plan for Non-Employee Directors #
10.7(b)*	Amendment to 2004 Stock Option Plan for Non-Employee Directors #
10.8	Intentionally omitted
10.9*	2005 Stock Incentive Plan #
10.10*	2005 Annual Performance Bonus Plan #
10.10(a)***	Form of Non-Tandem Stock Appreciation Rights Agreement Pursuant to the Maidenform Brands, Inc. 2005 Stock Incentive Plan for grants to named executive officers #
10.10(b)***	Form of Restricted Stock Agreement Pursuant to the Maidenform Brands, Inc. 2005 Stock Incentive Plan for grants to named executive officers #
10.11(a)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Thomas J. Ward #
10.11(b)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Thomas J. Ward #
10.11(c)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Maurice S. Reznik #
10.11(d)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Steven N. Masket #

10.12	Intentionally omitted
10.13(a)*	Amended and Restated Credit Agreement, dated as of June 29, 2005, entered into by and among Maidenform, Inc., Maidenform Brands, Inc., BNP Paribas, as administrative agent, and the financial institutions listed on the signature pages thereto
10.13(b)**	First Amendment to Amended and Restated Credit Agreement, dated as of February 8, 2006, entered into by and among Maidenform, Inc., Maidenform Brands, Inc., BNP Paribas, as administrative agent, and the financial institutions listed on the signature pages
10.14	Intentionally omitted
10.15*	Form of Indemnification Agreement
10.16*	Form of Sales Restriction Agreement
21.1*	Subsidiaries of the Registrant
23.1***	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
31.1***	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2***	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference to the identically-numbered exhibit to the registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-124228).

**
Incorporated by reference to Exhibit 99.1 to the registrant's Report on Form 8-K filed on February 9, 2006.

***
Filed herewith.

#
Management contract or compensatory plan or arrangement

QuickLinks

MAIDENFORM BRANDS, INC. INDEX TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 30, 2006
FORWARD-LOOKING STATEMENTS
PART I
PART II
MAIDENFORM BRANDS, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
MAIDENFORM BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
MAIDENFORM BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts)
MAIDENFORM BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (in thousands, except share amounts)
MAIDENFORM BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
PART III
PART IV
SIGNATURES
INDEX TO EXHIBITS