Form 10-Q
period 2007-03-31
Maidenform Brands, Inc.
filed 2007-05-09
CIK 1323531

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 4, 2007, there were 22,984,357 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)
	March 31, 2007	December 30, 2006
Assets
Current assets
Cash and cash equivalents	$6,429	$14,617
Accounts receivable, net	58,106	39,142
Inventories	55,761	46,911
Deferred income taxes	9,500	9,459
Prepaid expenses and other current assets	5,867	6,203
Total current assets	135,663	116,332
Property, plant and equipment, net	18,689	18,454
Goodwill	7,884	7,884
Intangible assets, net	99,388	99,678
Other non-current assets	2,309	2,505
Total assets	$263,933	$244,853

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$22,425	$13,195
Accrued expenses and other current liabilities	21,243	21,176
Total current liabilities	43,668	34,371
Long-term debt	110,000	110,000
Deferred income taxes	17,374	16,223
Other non-current liabilities	8,287	9,358
Total liabilities	179,329	169,952

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock - $0.01 par value; 10,000,000 shares authorized
and none issued and outstanding	-	-
Common stock - $0.01 par value; 100,000,000 shares authorized;
23,488,357 shares issued and 22,981,057 outstanding at March 31, 2007
and 23,488,357 issued and 22,964,826 outstanding at December 30, 2006	235	235
Additional paid-in capital	59,886	59,478
Retained earnings	29,914	20,953
Accumulated other comprehensive income	308	158
Treasury stock, at cost (507,300 shares at March 31, 2007 and 523,531 shares
at December 30, 2006)	(5,739)	(5,923)
Total stockholders’ equity	84,604	74,901
Total liabilities and stockholders’ equity	$263,933	$244,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended
	March 31, 2007	April 1, 2006

Net sales	$107,233	$100,844
Cost of sales	68,361	62,865
Gross profit	38,872	37,979
Selling, general and
administrative expenses	18,676	25,322
Operating income	20,196	12,657

Interest expense, net	2,021	2,068
Income before provision
for income taxes	18,175	10,589
Income tax expense	7,583	4,342
Net income	$10,592	$6,247
Basic earnings per common share	$0.46	$0.27
Diluted earnings per common share	$0.44	$0.26
Basic weighted average number of
shares outstanding	22,977,456	23,318,657
Diluted weighted average number of
shares outstanding	24,145,056	24,435,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three months ended
	March 31, 2007	April 1, 2006
Cash flows from operating activities
Net income	$10,592	$6,247
Adjustments to reconcile net income to net cash
from operating activities
Depreciation and amortization	717	685
Amortization of intangible assets	290	290
Amortization of deferred financing costs	210	211
Stock-based compensation	456	516
Deferred income taxes	1,725	1,572
Excess tax benefits related to stock-based compensation	(102)	-
Pension plan curtailment gain	(6,099)	-
Net changes in operating assets and liabilities
Accounts receivable	(18,964)	(27,893)
Inventories	(8,850)	(1,294)
Prepaid expenses and other current and
non-current assets	219	(908)
Accounts payable	9,230	8,284
Accrued expenses and other current and
non-current liabilities	(1,901)	(1,361)
Income taxes payable	5,065	2,661
Net cash from operating activities	(7,412)	(10,990)
Cash flows from investing activities
Capital expenditures	(952)	(506)
Net cash from investing activities	(952)	(506)
Cash flows from financing activities
Proceeds from stock options exercised	34	-
Excess tax benefits related to stock-based compensation	102	-
Payments of capital lease obligations	(25)	-
Term loan facility repayments	-	(4,000)
Purchase of common stock for treasury	-	(4,012)
Deferred financing costs	-	(300)
Net cash from financing activities	111	(8,312)
Effects of exchange rate changes on cash	65	19
Net decrease in cash	(8,188)	(19,789)
Cash and cash equivalents
Beginning of period	14,617	30,978
End of period	$6,429	$11,189

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$2,086	$2,344
Income taxes	$22	$79

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
Maidenform Brands, Inc. and its subsidiaries (the “Company,” “we,” “us” or “our”) design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels including department stores and national chain stores, mass merchants (including warehouse clubs), and other (including specialty retailers, off-price retailers and licensing income). In addition, we also operated 76 and 74 retail outlet stores as of March 31, 2007 and April 1, 2006, respectively, and sell products on our websites.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position at March 31, 2007, the results of our operations for the three months ended March 31, 2007 and April 1, 2006, and cash flows for the three months ended March 31, 2007 and April 1, 2006. These adjustments consist of normal recurring adjustments. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 30, 2006 has been derived from our audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 30, 2006.

2.	DEBT

	March 31, 2007	December 30, 2006

Long-term debt	$110,000	$110,000

At March 31, 2007, we had $110,000 outstanding under our term loan, $0 outstanding under our revolving facility with $47,718 available for borrowings under the revolving facility, after giving effect to $2,282 of outstanding letters of credit. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. We were in compliance with all debt covenants at March 31, 2007.

Payments due on long-term debt during each of the five years subsequent to March 31, 2007, are as follows:

Balance of fiscal 2007	$-
In fiscal 2008	-
In fiscal 2009	12,591
In fiscal 2010	97,409

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

3.	BENEFIT PLANS AND POSTRETIREMENT PLANS

We sponsor a defined benefit pension plan covering substantially all eligible employees not covered by the union plans. Effective January 1, 2007, the defined benefit pension plan was frozen for current participants and closed to new entrants. In connection with the freeze, we recorded a $6,099 non-cash curtailment benefit in accordance with Statement of Financial Accounting Standards (SFAS) No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” using actuarial assumptions consistent with those we used at December 30, 2006. The standard requires curtailment accounting if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future service. The Company may terminate the pension plan and if and when it does so, the Company will recognize a one-time settlement loss or gain depending on the funded status at the time of termination. There is no requirement to terminate the plan. We also maintain postretirement medical benefit plans for certain eligible retirees for which postretirement benefit expense on a quarterly basis is insignificant.

The components of pension benefit (income) expense charged to operations are as follows:

	Three months ended
	March 31, 2007	April 1, 2006

Service cost	$-	$481
Interest cost	272	347
Expected return on plan assets	(381)	(316)
Recognized net actuarial loss	-	33
Net periodic benefit (income) expense	(109)	545

Curtailment gain	(6,099)	-
Total	$(6,208)	$545

4.	STOCKHOLDERS’ EQUITY

							Accumulated
	Common		Treasury		Additional		other	Total
	stock		stock		paid-in	Retained	comprehensive	stockholders'
	Shares	$	Shares	$	capital	earnings	income	equity

Balance at December 30, 2006	23,488,357	$235	(523,531)	$(5,923)	$59,478	$20,953	$158	$74,901

Stock-based compensation					456			456
Stock options exercised			16,231	184	(48)			136
Adoption of FIN No. 48 (see Note 6)						(1,631)		(1,631)
Comprehensive income
Net income						10,592		10,592
Changes during the period							150	150
Total comprehensive income								10,742

Balance at March 31, 2007	23,488,357	$235	(507,300)	$(5,739)	$59,886	$29,914	$308	$84,604

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

5.	COMPREHENSIVE INCOME

The changes in comprehensive income are as follows:

	Three months ended
	March 31, 2007	April 1, 2006

Net income	$10,592	$6,247
Foreign currency translation adjustments (a)	65	19
Pension plan curtailment, net of tax	146	-
Interest rate swaps, net of tax	(61)	125
Comprehensive income	$10,742	$6,391

(a)	No tax benefit has been provided associated with the foreign currency translation adjustment due to management’s intention to permanently reinvest the earnings of our foreign subsidiaries.

6.	INCOME TAXES

Effective at the beginning of the first quarter of 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting and disclosure for uncertainty in income taxes. As a result of the adoption, we recorded a decrease to beginning retained earnings of approximately $1,631 and increased our accruals for uncertain tax positions and related interest and penalties by a corresponding amount. As of the adoption date, the total unrecognized tax benefits were approximately $4,711 (net of federal and, if applicable, state effect) and would impact our effective rate if recognized.

We recognize interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of the adoption date, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, is approximately $698. For the three months ended March 31, 2007, we recorded approximately $72 in interest, before federal and, if applicable, state effect.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For federal income tax purposes, our 2003 through 2006 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, our 2002 through 2006 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for six to ten years.

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would generally be recorded discretely in the quarter in which they occurred); changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would generally be recorded discretely in the quarter in which they occurred); or impacts from tax law changes (to the extent such changes effect our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occurred). Our effective income tax rate for the three months ended March 31, 2007 was 41.7% as compared to an effective income tax rate for the three months ended April 1, 2006 of 41.0%.

7.	SEGMENT INFORMATION

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

Information on segments and reconciliation to income before provision for income taxes, are as follows:

	Three months ended
	March 31, 2007	April 1, 2006

Net sales
Wholesale	$97,006	$90,383
Retail	10,227	10,461
Total	$107,233	$100,844

Operating income
Wholesale	$21,313	$13,319
Retail	(1,117)	(662)
Operating income	20,196	12,657
Interest expense, net	2,021	2,068
Income before provision
for income taxes	$18,175	$10,589

Depreciation and amortization
Wholesale	$644	$606
Retail	363	369
Total	$1,007	$975

Net sales by geographic area
United States	$100,049	$95,471
International (a)	7,184	5,373
Total	$107,233	$100,844

Intercompany sales from wholesale
to retail	$2,574	$2,354

	March 31, 2007	December 30, 2006
Identifiable assets
Wholesale	$238,258	$218,636
Retail	25,675	26,217
Total	$263,933	$244,853

(a) International net sales are identified based on the location of the customer.

At March 31, 2007 and December 30, 2006, our five largest uncollaterized receivables represented approximately 67% and 57% of total accounts receivable, respectively. For the three-month period ended March 31, 2007, three customers in the Wholesale segment each accounted for more than 10% of our consolidated net sales as compared to two customers in the Wholesale segment for the three-month period ended April 1, 2006.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

8.	EARNINGS PER SHARE

The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three months ended
	March 31, 2007	April 1, 2006

Net income	$10,592	$6,247
Weighted average number of common and
common equivalent shares outstanding:
Basic number of common shares
outstanding	22,977,456	23,318,657

Impact of dilutive securities	1,167,600	1,116,836

Dilutive number of common and common
equivalent shares outstanding	24,145,056	24,435,493

Basic earnings per common share	$0.46	$0.27
Diluted earnings per common share	$0.44	$0.26

Options to purchase approximately 492,000 shares of common stock were outstanding during the three months ended April 1, 2006, but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the shares of common stock.

9.	COMMITMENTS AND CONTINGENCIES

Purchase commitments

In the normal course of business, we enter into purchase commitments for both finished goods and raw materials. At March 31, 2007, we had purchase commitments of $77,910 and believe that we have adequate reserves for expected losses arising from all purchase commitments.

Litigation

We are party to various legal actions arising in the ordinary course of business. Based on information presently available to us, we believe that we have adequate legal defenses, reserves or insurance coverage for these actions. While it is possible that our cash flows and results of operations in a particular quarter or year could be materially affected, it is our opinion that these matters will not have a material impact on our consolidated financial position, or ongoing results of operations and cash flows.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

10.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	March 31, 2007	December 30, 2006

Accrued wages, incentive compensation and payroll taxes	$5,779	$8,457
Accrued trade promotions	1,783	1,796
Accrued professional fees	1,352	1,604
Federal, state and local income taxes payable	7,061	4,295
Accrued other	5,268	5,024
	$21,243	$21,176

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

We believe we are well-positioned to capitalize on or address these trends by, among other things:

•	increasing consumer identification with our brands through further marketing investments;
•	continuing to launch innovative products;
•	increasing our presence in department stores and national chain stores through the use of Maidenform®, Flexees® and Lilyette®;
•	increasing our presence in the mass merchant channel through the use of our Sweet Nothings®, Bodymates®, Self Expressions® and private brands;
•	expanding our international presence;
•	marketing our brands of intimate apparel;
•	making selective acquisitions, entering into licenses, and developing products and marketing that will complement our existing products or distribution channels; and
•	merchandising, marketing and selling private brand products to selected retailers.

Wholesale Segment

The following trends are among the key variables that will affect our wholesale segment:

Department Stores and National Chain Stores. The department stores and national chain stores are where we generally sell the Maidenform®, Flexees® and Lilyette® brands. We plan to continue to invest in increasing our net sales with department store customers, which we believe is important to our long-term positioning in the channel. There has been a growing trend toward consolidation of department stores. We expect the rate of our future net sales growth with department stores to be moderated by the reduction in both the number of department store customers and the number of doors (distinct locations operated by a particular retailer) operated by those customers. We have grown both our market share and our net sales significantly in the past several years with national chain stores. We expect to see continued growth with national chain stores in the future as consumers continue to seek out value alternatives and as our customers in this channel continue to open new doors. We have customers located outside the United States that purchase our Maidenform®, Flexees® and Lilyette® brands. The majority of these net sales to these customers are included in the department stores and national chain stores channel.

Mass Merchants. The mass merchant channel includes both mass merchants and warehouse clubs. We intend to improve our penetration with mass merchants through the use of our brands Sweet Nothings®, Bodymates®, and Self Expressions® as well as private brands. We have experienced significant growth in this channel over the past several years and expect to achieve growth in the future as we are able to increase both the floor space and number of doors in which our products are sold. We expect that both our net sales to this channel and our net sales to this channel as a percentage of our total net sales is likely to increase over time. The volume and mix of net sales of our brands and of private label in the mass merchant channel can vary from period to period based upon strategic changes that our customers may implement from time to time. Net sales to customers in the mass channel that are located outside the United States are included in this channel.

Other. Our net sales from this channel, which include sales to specialty retailers and to off-price retailers, have historically been a relatively small component of our overall net sales. We participate in private brands in the specialty retailer area as opportunities present themselves. We continually evaluate this channel for opportunities. Licensing income, as well as sales to foreign distributors, are included in this channel.

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

Net Sales. Our net sales are derived from two operating segments, wholesale and retail. Our net sales in the wholesale segment are recorded net of cooperative advertising allowances, sales returns, sales discounts, and markdown allowances provided to our customers. Net sales in our retail segment are recognized at the time the customer takes possession of the merchandise at the point-of-sale in our stores and for our internet sales, net sales are recognized when the products are shipped and title passes to the customer.

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

Selling, General and Administrative Expenses (SG&A). Our SG&A includes all of our marketing, selling, distribution and general and administrative expenses for both the wholesale and retail segments (which include our retail outlet store payroll and related benefits), and rent expense. General and administrative expenses include management payroll, benefits, travel, information systems, accounting, insurance and legal. Additionally, depreciation related to the shipping function in our distribution centers and our corporate office assets such as furniture, fixtures, and equipment, as well as amortization of intellectual property, is included in SG&A.

Income Taxes. We account for income taxes using the liability method, which recognizes the amount of income tax payable or refundable for the current year and recognizes deferred tax liabilities and assets for the future tax consequences of the events that have been recognized in the financial statements or tax returns. We routinely evaluate all deferred tax assets to determine the likelihood of their realization and record a valuation allowance if it is more likely than not that a deferred tax asset will not be realized. For more information, see notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Net operating loss carryforwards (NOLs) enable a company to apply net operating losses incurred during a current period against a future period's profits in order to reduce cash tax liabilities in those future periods. In periods when a company is generating operating losses, its NOLs will increase. The tax effect of the NOLs is recorded as a deferred tax asset. If the company does not believe that it is more likely than not that it will be able to utilize the NOLs, it records a valuation allowance against the deferred tax asset. Additionally, Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the 60-month period after the ownership change. Upon emergence from bankruptcy in 1999, our NOLs were subject to Section 382 limitations. As a result of the acquisition in 2004, we experienced a change in control as defined by Section 382. As a result of this ownership change, the utilization of our NOLs were subject to a new annual limitation under Section 382. Subsequent to the acquisition, sales of our shares have resulted in additional changes in control for the purpose of Section 382; however, the annual limitation of our NOLs has not changed. At December 30, 2006, we had approximately $62.8 million of NOLs available for utilization in the years from 2007 through 2023.

Results of Operations

	Three months ended
	March 31, 2007	April 1, 2006
OPERATING DATA: (in millions)
Wholesale sales	$97.0	$90.4
Retail sales	10.2	10.4
Net sales	107.2	100.8
Cost of sales	68.3	62.8
Gross profit	38.9	38.0
Selling, general and administrative expenses	18.7	25.3
Operating income	$20.2	$12.7

	As a percentage of net sales
	Three months ended
	March 31, 2007	April 1, 2006
OPERATING DATA:
Wholesale sales	90.5%	89.7%
Retail sales	9.5	10.3
Net sales	100.0	100.0
Cost of sales	63.7	62.3
Gross profit	36.3	37.7
Selling, general and administrative expenses	17.5	25.1
Operating income	18.8%	12.6%

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

	Three months ended
			$	%
	March 31, 2007	April 1, 2006	change	change
	(in millions)
Department Stores and
National Chain Stores	$53.5	$59.3	$(5.8)	-9.8%
Mass Merchants	28.6	19.1	9.5	49.7%
Other	14.9	12.0	2.9	24.2%
Total Wholesale	97.0	90.4	6.6	7.3%

Retail	10.2	10.4	(0.2)	-1.9%

Total Consolidated Net Sales	$107.2	$100.8	$6.4	6.3%

Our retail segment consists of outlet stores and internet sales. We had 76 outlet stores as of March 31, 2007 compared to 74 stores as of April 1, 2006. In addition, our mix of products sold between bras, shapewear, and panties in the wholesale segment for the three months ended March 31, 2007 and April 1, 2006, respectively, is summarized below:

	Three months ended
	March 31, 2007	April 1, 2006
Bras	75%	66%
Shapewear	15%	23%
Panties	10%	11%
	100%	100%

Net Sales

Consolidated net sales increased by $6.4 million, or 6.3%, from $100.8 million for the three months ended April 1, 2006 to $107.2 million for the three months ended March 31, 2007.

Wholesale segment net sales increased by $6.6 million, or 7.3%, from $90.4 million for the three months ended April 1, 2006 to $97.0 million for the three months ended March 31, 2007. Total international sales, which are included in the wholesale segment, increased by $1.8 million, or 33.3%, from $5.4 million for the three months ended April 1, 2006 to $7.2 million for the three months ended March 31, 2007, primarily from strong sales from the successful launch of the Sweet Nothings® brand in Mexico with one mass customer. We also gained sales momentum in countries such as the U.K., Russia and the Benelux countries. Our department stores and national chain stores channel net sales decreased by $5.8 million, or 9.8%, from $59.3 million for the three months ended April 1, 2006 to $53.5 million for the three months ended March 31, 2007. A key factor for this decrease was the higher sales of Flexees® for the three months ended April 1, 2006 as one national chain store customer significantly replenished their inventory levels following our inventory shortage of this brand at the end of 2005. Additionally, in the first quarter of 2006, we benefited from the intensification of our brands by a department store customer as they converted acquired doors. Our mass merchant channel net sales increased by $9.5 million, or 49.7%, from $19.1 million for the three months ended April 1, 2006 to $28.6 million for the three months ended March 31, 2007. Significant growth in this channel was driven by continued expansion of our Sweet Nothings® brand with one customer, particularly in full-figure bras, strapless bras and shapewear. Additionally, we reported strong sales from a warehouse customer due to a program that featured our Bodymates® products in a high traffic location. Other channel net sales, which include sales to specialty retailers, off-price retailers and licensing income, increased by $2.9 million, or 24.2%, from $12.0 million for the three months ended April 1, 2006 to $14.9 million for the three months ended March 31, 2007. This increase was due to a program with a specialty retailer, higher sales from an off-price retailer and additional licensing income, which was partially offset by a decrease in liquidation sales.

Net sales in our retail segment decreased $0.2 million, or 1.9%, from $10.4 million for the three months ended April 1, 2006 to $10.2 million for the three months ended March 31, 2007. We had 76 outlet stores as of March 31, 2007 compared to 74 outlet stores as of April 1, 2006. Same stores sales, defined as sales from stores open for more than one year, for the three-month period ended March 31, 2007 decreased 4.0%, due to reduced customer traffic in our outlet stores compared to the same period last year. Our internet sales increased by $0.2 million, or 28.6%, from $0.7 million for the three months ended April 1, 2006 to $0.9 million for the three months ended March 31, 2007.

Gross Profit

Consolidated gross profit increased by $0.9 million, or 2.4%, from $38.0 million for the three months ended April 1, 2006 to $38.9 million for the three months ended March 31, 2007. As a percentage of net sales, consolidated gross margins decreased by 140 basis points from 37.7% for the three months ended April 1, 2006 to 36.3% for the three months ended March 31, 2007.

Gross profit as a percentage of sales for the wholesale segment decreased 120 basis points to 34.5% for the three months ended March 31, 2007 as compared to 35.7% for the three months ended April 1, 2006. The decrease of 120 basis points was driven by a shift in channel mix as mass merchant channel sales increased 49.7% and department stores and national chain stores channel net sales decreased 9.8% and product mix within the channels.

Gross profit for the retail segment was 54.8% for the three months ended April 1, 2006 as compared to 52.9% for the three months ended March 31, 2007. This decrease in the retail segment for the three months ended March 31, 2007 was largely driven by a change in overall product mix.

Selling, General and Administrative Expenses (SG&A)

Consolidated SG&A decreased by $6.6 million, or 26.1%, from $25.3 million for the three months ended April 1, 2006 to $18.7 million for the three months ended March 31, 2007. As a percentage of net sales, SG&A decreased from 25.1% for the three months ended April 1, 2006 to 17.5% for the three months ended March 31, 2007. Consolidated SG&A for the three months ended March 31, 2007 included a non-cash pension curtailment gain of $6.1 million as discussed below.

SG&A for our wholesale segment, which includes corporate-related expenses and the pension curtailment gain, decreased by $6.7 million, or 35.4%, from $18.9 million for the three months ended April 1, 2006 to $12.2 million for the three months ended March 31, 2007. As a percentage of net sales, wholesale segment SG&A decreased from 20.9% for the three months ended April 1, 2006 to 12.6% for the three months ended March 31, 2007. Our pension plan was frozen effective January 1, 2007 for current employee participants and closed to new entrants. In connection with this freeze, we recognized a non-cash curtailment gain of $6.1 million for the three months ended March 31, 2007, reported in our wholesale segment SG&A. Wholesale segment SG&A, excluding this curtailment gain, decreased $0.6 million, or 3.2%, to $18.3 million for the three months ended March 31, 2007. As a percentage of net sales and excluding this curtailment gain, wholesale segment SG&A was 18.9% for the three months ended March 31, 2007 compared to 20.9% for the three months ended April 1, 2006. The decrease of $0.6 million is a result of decreased payroll benefits of $0.7 million, primarily from a reduction in pension benefit expense associated with the pension plan freeze, and decreased professional fees of $0.3 million. Partially offsetting these decreases was an increase in other expenses of $0.4 million.

Retail SG&A increased slightly by $0.1 million, or 1.6%, from $6.4 million for the three months ended April 1, 2006 to $6.5 million for the three months ended March 31, 2007.

Operating Income

Our consolidated operating income increased by $7.5 million, or 59.1%, from $12.7 million for the three months ended April 1, 2006 to $20.2 million for the three months ended March 31, 2007. Excluding the curtailment gain mentioned above, operating income for the three months ended March 31, 2007 increased $1.4 million, or 11.0%, to $14.1 million.

For the foregoing reasons, operating income for the wholesale segment increased by $7.9 million, or 59.0%, from $13.4 million for the three months ended April 1, 2006 to $21.3 million for the three months ended March 31, 2007. Excluding the curtailment gain mentioned above, operating income for the three months ended March 31, 2007 increased $1.8 million, or 13.4%, to $15.2 million.

Also, for the reasons discussed above, operating income for the retail segment decreased by $0.4 million, or 57.1%, from a loss of $0.7 million for the three months ended April 1, 2006 to a loss of $1.1 million for the three months ended March 31, 2007.

Interest Expense, Net

Interest expense, net decreased by $0.1 million, or 4.8%, from $2.1 million for the three months ended April 1, 2006 to $2.0 million for the three months ended March 31, 2007. This decrease was primarily the result of lower average debt outstanding, which was partially offset by higher average interest rates. The average balance of total debt outstanding decreased from $137.4 million for the three months ended April 1, 2006 to $110.0 million for the three months ended March 31, 2007, and the average interest rate during the three months ended April 1, 2006 was 6.0% as compared to a 6.8% average interest rate during the three months ended March 31, 2007.

Income Tax Expense

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would generally be recorded discretely in the quarter in which they occurred); changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities (such changes would generally be recorded discretely in the quarter in which they occurred); or impacts from tax law changes (to the extent such changes effect our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occurred). Our effective income tax rate for the three-month period ended March 31, 2007 was 41.7% as compared to an effective income tax rate for the three-month period ended April 1, 2006 of 41.0%. This increase in the effective income tax rate was primarily a result of the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.”

Because of significant net operating loss carryforwards (NOLs) available to offset income taxes payable, our cash income taxes to be paid will be at a rate lower than our effective income tax rate.

Net Income

For the foregoing reasons, our net income increased by $4.4 million from $6.2 million for the three months ended April 1, 2006 to $10.6 million for the three months ended March 31, 2007. Excluding the curtailment gain mentioned above, net income for the three months ended March 31, 2007 increased $0.8 million, or 12.9%, to $7.0 million.

Liquidity and Capital Resources

Operating activities. Cash flows used in operating activities were $7.4 million in the three months ended March 31, 2007 compared to cash used in operating activities of $11.0 million for the three months ended April 1, 2006. This increase was primarily driven by changes in working capital. Accounts receivable for the three months ended March 31, 2007 increased $19.0 million compared to an increase of $27.9 million for the three months ended April 1, 2006 and was a result of the timing of cash collections and higher wholesale net sales. Inventories for the three months ended March 31, 2007 increased $8.9 million compared to an increase of $1.3 million for the three months ended April 1, 2006. The increase in inventory at March 31, 2007 was a result of several factors including, among other things, higher sales volume and an emphasis on higher safety stocks for improved order fulfillment for our customers and to meet ongoing sales demand of our products. Inventory at March 31, 2007 rose to $55.8 million from $36.5 million at April 1, 2006 and from $46.9 million at December 30, 2006.

Investing activities. Cash flows used in investing activities were $1.0 million in the three months ended March 31, 2007 compared to $0.5 million cash flows used in investing activities in the three months ended April 1, 2006. Capital expenditures for the three months ended March 31, 2007 increased by $0.5 million when compared to the three months ended April 1, 2006 due primarily to information technology upgrades.

Financing activities. Cash flows provided by financing activities were $0.1 million in the three months ended March 31, 2007 compared to cash flows used in financing activities of $8.3 million in the three months ended April 1, 2006. The increase in cash provided by financing activities is primarily due to voluntary prepayments of our long term debt outstanding totaling $4.0 million during the three-month period ended April 1, 2006 and the repurchase of common stock for treasury stock as part of our $20 million stock repurchase program totaling $4.0 million for the same period.

At March 31, 2007, we had $110.0 million outstanding under our credit facility. At March 31, 2007, approximately $47.7 million was available for borrowings under the revolving facility, after giving effect to $2.3 million of outstanding letters of credit. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. We were in compliance with all debt covenants at March 31, 2007. At March 31, 2007, we had a debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of 1.63 to 1. If we maintain our ratio of debt to EBITDA below 2.5 to 1.0 at December 29, 2007, we will have no mandatory excess cash flow payment for 2007.

We believe that our existing cash balances and available borrowings under our revolving facility, along with our future cash flow from operations, will enable us to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

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

The following table summarizes our significant contractual obligations and commercial commitments at March 31, 2007 and the future periods in which such obligations are expected to be settled in cash. In addition, the table below reflects the timing of principal payments on outstanding borrowings.

	Balance of
	fiscal	In fiscal	In fiscal	In fiscal	In fiscal
(in millions)	2007	2008	2009	2010	2011	Thereafter	Total

Long-term debt (1)	$-	$-	$12.6	$97.4	$-	$-	$110.0
Interest on long-term debt (2)	5.5	7.4	7.4	3.2	-	-	23.5
Obligations under capital lease (3)	0.1	0.1	0.1	-	-	-	0.3
Operating leases	4.0	6.0	4.3	3.3	2.7	10.7	31.0
Total financial obligations	9.6	13.5	24.4	103.9	2.7	10.7	164.8
Purchase obligations (4)	77.9	-	-	-	-	-	77.9
Total financial obligations and commitments	$87.5	$13.5	$24.4	$103.9	$2.7	$10.7	$242.7

(1) For the years 2007 through the expiration date of our credit facility, we may be required to make annual consolidated excess cash flow payments depending on applicable leverage ratios.
(2) The interest rate for the variable portion of long-term debt was the rate in effect at March 31, 2007.
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

Effective at the beginning of the first quarter of 2007, we adopted FIN No. 48 as described in Note 6 to the condensed consolidated financial statements. As of December 31, 2006 and March 31, 2007, our total liabilities for unrecognized tax benefits amounted to $5.4 million and $5.5 million, respectively. We cannot make a reasonable estimate of the amount and period of related future payments of our FIN No. 48 liabilities.

Off-Balance Sheet Arrangements. Our most significant off-balance sheet financing arrangements as of March 31, 2007 are non-cancelable operating lease agreements, primarily for our company-operated outlet stores, our new company headquarters and our warehouse distribution center in Ireland. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the year ended December 30, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk. We do not believe that we have significant foreign currency transactional exposures. For the three months ended March 31, 2007, $6.6 million of our total net sales were in currencies other than the U.S. dollar. During the three months ended March 31, 2007, our net sales were favorably impacted by $0.3 million due to foreign exchange rates. Most of our purchases are denominated in U.S. dollars. Approximately 70% of our total sourcing is concentrated in two foreign countries, China and Indonesia. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

Interest Rate Risk. Interest rate risk is managed through a combination of variable and fixed rate debt composed of long-term instruments. The objective is to maintain a cost-effective mix that we deem appropriate and have entered into interest rate swap agreements to maintain that balance. At March 31, 2007, our debt portfolio was composed of variable-rate debt of which we hedge approximately 27% to a fixed-rate. With respect to our variable-rate debt, a 1% change in interest rates would be immaterial.

Commodity Price Risk. We are subject primarily to commodity price risk arising from fluctuations in the market prices of raw materials used in the garments purchased from our sourcing vendors if they pass along these increased costs. During the past five years, there has been no significant impact from commodity price fluctuations, nor do we currently use derivative instruments in the management of these risks. On a prospective basis, fluctuations in crude oil prices or petroleum based product prices may also influence the prices of the related items such as chemicals, dyestuffs, man-made fibers and foam. Any raw material price increase would increase our cost of sales and decrease our profitability unless we are able to pass our higher costs on to our customers.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of March 31, 2007 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting.

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ending March 31, 2007 indentified in connection with the evaluation thereof by our management, including our Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
We are not currently a party to any material legal proceedings. We are subject to various claims and legal actions arising from time to time in the ordinary course of business. While it is possible that our cash flows and results of operations in a particular quarter or year could be materially affected, it is our opinion that these matters will not have a material impact on our consolidated financial position, or ongoing results of operations and cash flows.

Item 1A. Risk Factors
Risks that could have a negative impact on our business, results of operations and financial condition include: our growth cannot be assured and any growth may be unprofitable; our history of losses; potential fluctuations in our results of operations or rate of growth; our dependence on a limited number of customers; we have larger competitors with greater resources; retail trends in the intimate apparel industry, including consolidation and continued growth in the development of private brands, resulting in downward pressure on prices, reduced floor space and other harmful changes; failure to anticipate, identify or promptly react to changing trends, styles, or consumer preferences; our substantial leverage could adversely affect our financial condition; external events may disrupt our supply chain, result in increased cost of goods or an inability to deliver our products; events which result in difficulty in procuring or producing products on a cost-effective basis; increases in the prices of raw materials; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; foreign currency exposure; and the sufficiency of cash to fund operations and capital expenditures. This list is intended to identify only certain of the principal factors that could have a material and adverse impact on our business, results of operations and financial condition.  A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K, filed on March 13, 2007.

There are no material changes to the risk factors described in the Form 10-K, filed on March 13, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.
(b) None.
(c) None

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

MAIDENFORM BRANDS, INC. (Registrant)

Date: May 9, 2007	By:	/s/ Dorvin D. Lively
Name: Dorvin D. Lively
Title: Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002