Form 10-Q
period 2007-06-30
Maidenform Brands, Inc.
filed 2007-08-08
CIK 1323531

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from______ to ______

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

As of August 3, 2007, there were 23,054,105 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

8/6/2007 9:03:00 PM

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)
	June 30, 2007	December 30, 2006
Assets
Current assets
Cash and cash equivalents	$15,253	$14,617
Accounts receivable, net	57,268	39,142
Inventories	55,290	46,911
Deferred income taxes	9,556	9,459
Prepaid expenses and other current assets	5,991	6,203
Total current assets	143,358	116,332
Property, plant and equipment, net	19,784	18,454
Goodwill	7,884	7,884
Intangible assets, net	99,097	99,678
Other non-current assets	1,209	2,505
Total assets	$271,332	$244,853

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$1,100	$-
Accounts payable	25,969	13,195
Accrued expenses and other current liabilities	21,912	21,176
Total current liabilities	48,981	34,371
Long-term debt	98,900	110,000
Deferred income taxes	19,411	16,223
Other non-current liabilities	8,618	9,358
Total liabilities	175,910	169,952

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock - $0.01 par value; 10,000,000 shares authorized
and none issued and outstanding	-	-
Common stock - $0.01 par value; 100,000,000 shares authorized;
23,488,357 shares issued and 23,053,355 outstanding at June 30, 2007
and 23,488,357 issued and 22,964,826 outstanding at December 30, 2006	235	235
Additional paid-in capital	60,376	59,478
Retained earnings	39,396	20,953
Accumulated other comprehensive income	336	158
Treasury stock, at cost (435,002 shares at June 30, 2007 and 523,531 shares
at December 30, 2006)	(4,921)	(5,923)
Total stockholders’ equity	95,422	74,901
Total liabilities and stockholders’ equity	$271,332	$244,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net sales	$118,960	$117,139	$226,193	$217,983
Cost of sales	71,394	72,923	139,755	135,788
Gross profit	47,566	44,216	86,438	82,195
Selling, general and administrative expenses	27,063	26,121	45,739	51,443
Operating income	20,503	18,095	40,699	30,752

Interest expense, net	4,246	2,201	6,267	4,269
Income before provision
for income taxes	16,257	15,894	34,432	26,483
Income tax expense	6,775	6,476	14,358	10,818
Net income	$9,482	$9,418	$20,074	$15,665
Basic earnings per common share	$0.41	$0.41	$0.87	$0.68
Diluted earnings per common share	$0.39	$0.39	$0.83	$0.65
Basic weighted average number of
shares outstanding	23,014,893	22,996,480	22,996,174	23,157,568
Diluted weighted average number of
shares outstanding	24,196,358	24,118,332	24,170,707	24,276,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six months ended
	June 30, 2007	July 1, 2006
Cash flows from operating activities
Net income	$20,074	$15,665
Adjustments to reconcile net income to net cash
from operating activities
Depreciation and amortization	1,453	1,394
Amortization of intangible assets	581	581
Amortization of deferred financing costs	2,787	427
Stock-based compensation	1,048	1,045
Deferred income taxes	3,764	2,846
Excess tax benefits related to stock-based compensation	(514)	-
Pension plan curtailment gain	(6,099)	-
Net changes in operating assets and liabilities
Accounts receivable	(18,126)	(25,169)
Inventories	(8,379)	(6,569)
Prepaid expenses and other current and non-current assets	(463)	(996)
Accounts payable	12,774	11,710
Accrued expenses and other current and non-current liabilities	3,722	1,771
Income taxes payable	408	4,102
Net cash from operating activities	13,030	6,807
Cash flows from investing activities
Capital expenditures	(2,313)	(1,068)
Net cash from investing activities	(2,313)	(1,068)
Cash flows from financing activities
Term loan borrowings	100,000	-
Term loan repayments	(110,000)	(12,500)
Borrowings under revolving loan	5,000	-
Repayments under revolving loan	(5,000)	-
Deferred financing costs	(1,068)	(300)
Proceeds from stock options exercised	338	36
Excess tax benefits related to stock-based compensation	514	-
Payments of capital lease obligations	(50)	-
Purchase of common stock for treasury	-	(6,098)
Net cash from financing activities	(10,266)	(18,862)
Effects of exchange rate changes on cash	185	(201)
Net increase (decrease) in cash	636	(13,324)
Cash and cash equivalents
Beginning of period	14,617	30,978
End of period	$15,253	$17,654

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$4,179	$4,756
Income taxes	$9,139	$3,722

Supplemental schedule of non-cash investing and financing activities
Equipment acquired with capital lease obligations	$470	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
Maidenform Brands, Inc. and its subsidiaries (the “Company,” “we,” “us” or “our”) design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels including department stores and national chain stores, mass merchants (including warehouse clubs), and other (including specialty retailers, off-price retailers and licensing income). In addition, we also operated 77 and 75 retail outlet stores as of June 30, 2007 and July 1, 2006, respectively, and sell products on our websites.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position at June 30, 2007, the results of our operations for the three and six-month periods ended June 30, 2007 and July 1, 2006, and cash flows for the six months ended June 30, 2007 and July 1, 2006. These adjustments consist of normal recurring adjustments. Operating results for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 30, 2006 has been derived from our audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

2. DEBT

	June 30, 2007	December 30, 2006

Long-term debt	$100,000	$110,000
Current maturities of long-term debt	1,100	-
Non-current portion of long-term debt	$98,900	$110,000

On June 15, 2007, we entered into a credit agreement, consisting of a 7-year, $100,000 amortizing first lien term loan (the “Term Loan”) and a 5-year, $50,000 revolving loan facility (the “Revolving Loan” and together with the Term Loan, “Credit Facility”). The Revolving Loan provides for direct borrowings and issuance of stand-by letters of credit on our behalf. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. Borrowings are limited by the borrowing base, which consists of 85.0% of eligible accounts receivable and 50.0% of eligible inventory. We used the proceeds from the borrowings, together with operating cash, to repay all amounts due under our existing credit facility.

At June 30, 2007, borrowings under the Term Loan bore interest, at our option, at the London Interbank Offered Rate (“LIBOR”) plus 1.25%, or at the base rate plus 0.25%. Borrowings under the Revolving Loan bear interest at 25 basis points below the rates available under the Term Loan. The LIBOR margin and the base rate margin will be determined quarterly based on our leverage ratio for the preceding four fiscal quarters.

Additional fees are payable under the Credit Facility including (i) a fee on outstanding letters of credit equal to the margin over LIBOR applicable to the Revolving Loan, (ii) a letter of credit fronting fee equal to 0.25% per annum on the daily amount available to be drawn under outstanding letters of credit and (iii) an unused line fee on the maximum principle amount undrawn under the Revolving Loan ranging from 0.15% to 0.35% determined quarterly based on our leverage ratio for the preceding four fiscal quarters.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

The Credit Facility contains affirmative and restrictive covenants, including: (a) maintenance of a minimum fixed charge coverage ratio, (b) maintenance of a maximum leverage ratio, (c) limitations on consolidated capital expenditures, (d) limitations on the incurrence of indebtedness and liens, (e) limitations on investments/acquisitions and (f) restrictions on payments between Maidenform Brands, Inc. and its subsidiaries. In addition, subject to specified exceptions and limitations and reinvesting options, partial prepayments of outstanding loans may be required with the proceeds of asset sales, sales of equity and debt securities and with certain insurance and condemnation proceeds.

At June 30, 2007, we had $100,000 outstanding under our Term Loan, $0 outstanding under our Revolving Loan with $47,709 available for borrowings under the Revolving Loan, after giving effect to $2,291 of outstanding letters of credit. Principal payments on the Term Loan are payable in quarterly installments of $275 commencing on September 28, 2007, with all remaining amounts due on the maturity date. We are permitted to voluntary prepay all or part of the principal balance of the Term Loan with such payments applied to scheduled principal payments in inverse order of their maturity. The borrowings and other obligations under the Credit Facility and the guarantees are collateralized by a first priority perfected lien, subject to certain permitted liens, on substantially all of the personal property assets and certain real property of the borrower and guarantors.

In connection with the new Credit Facility, we paid fees of $1,068. For the three and six-month periods ended June 30, 2007, amortization of financing costs included in interest expense was $2,577 and $2,787, respectively, which includes the write-off of deferred financing costs of $2,365 as a result of refinancing our Credit Facility.

Payments due on long-term debt during each of the five years subsequent to June 30, 2007, are as follows:

Balance of fiscal 2007	$550
In fiscal 2008	1,100
In fiscal 2009	1,100
In fiscal 2010	1,100
In fiscal 2011	1,100
In fiscal 2012 and thereafter	95,050

During July 2007, we made additional prepayments of $10,000 on our Term Loan which are not reflected in the above table. These debt prepayments reduced the final installment of principal under the Term Loan.

3. BENEFIT PLANS AND POSTRETIREMENT PLANS

We sponsor a defined benefit pension plan covering substantially all eligible employees not covered by the union plans. Effective January 1, 2007, the defined benefit pension plan was frozen for current participants and closed to new entrants. In connection with the freeze, we recorded a $6,099 non-cash curtailment benefit in accordance with Statement of Financial Accounting Standards (SFAS) No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” using actuarial assumptions consistent with those we used at December 30, 2006. The standard requires curtailment accounting if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future service. If we choose to terminate the pension plan, we will recognize a one-time settlement loss or gain depending on the funded status at the time of termination. There is no requirement to terminate the plan. We also maintain postretirement medical benefit plans for certain eligible retirees for which postretirement benefit expense on a quarterly basis is insignificant.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited

The components of pension benefit (income) expense charged to operations are as follows:

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Service cost	$-	$481	$-	$962
Interest cost	272	347	544	694
Expected return on plan assets	(381)	(316)	(762)	(632)
Recognized net actuarial loss	-	33	-	66
Net periodic benefit (income) expense	(109)	545	(218)	1,090

Curtailment gain	-	-	(6,099)	-
Total	$(109)	$545	$(6,317)	$1,090

4. STOCKHOLDERS’ EQUITY
							Accumulated
	Common		Treasury		Additional		other	Total
	stock		stock		paid-in	Retained	comprehensive	stockholders'
	Shares	$	Shares	$	capital	earnings	income	equity

Balance at December 30, 2006	23,488,357	$235	(523,531)	$(5,923)	$59,478	$20,953	$158	$74,901

Stock-based compensation					1,048			1,048
Stock options exercised			88,529	1,002	(150)			852
Adoption of FIN No. 48 (see Note 6)						(1,631)		(1,631)
Comprehensive income
Net income						20,074		20,074
Changes during the period							178	178
Total comprehensive income								20,252

Balance at June 30, 2007	23,488,357	$235	(435,002)	$(4,921)	$60,376	$39,396	$336	$95,422

5. COMPREHENSIVE INCOME

The changes in comprehensive income are as follows:
	Six months ended
	June 30, 2007	July 1, 2006

Net income	$20,074	$15,665
Foreign currency translation adjustments (a)	185	(201)
Pension plan curtailment, net of tax	146	-
Interest rate swaps, net of tax	(153)	265
Comprehensive income	$20,252	$15,729

(a)	No tax benefit has been provided associated with the foreign currency translation adjustment due to management’s intention to permanently reinvest the earnings of our foreign subsidiaries.

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

We recognize interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of the adoption date, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, is approximately $698. For the three and six-month periods ended June 30, 2007, we recorded approximately $100 and $172, respectively, in interest before federal and, if applicable, state effect.

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

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occurred); changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occurred); or impacts from tax law changes (to the extent such changes effect our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occurred). Our effective income tax rate for the three and six-month periods ended June 30, 2007 was 41.7%, as compared to an effective income tax rate for the three and six-month periods ended July 1, 2006 of 40.7% and 40.8%, respectively. The increase in the effective income tax rate was primarily the result of FIN No. 48.

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

Information on segments and reconciliation to income before provision for income taxes, are as follows:

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net sales
Wholesale	$105,152	$102,639	$202,158	$193,022
Retail	13,808	14,500	24,035	24,961
Total	$118,960	$117,139	$226,193	$217,983

Operating income
Wholesale	$19,403	$16,447	$40,716	$29,766
Retail	1,100	1,648	(17)	986
Operating income	20,503	18,095	40,699	30,752
Interest expense, net	4,246	2,201	6,267	4,269
Income before provision
for income taxes	$16,257	$15,894	$34,432	$26,483

Depreciation and amortization
Wholesale	$671	$658	$1,315	$1,264
Retail	356	342	719	711
Total	$1,027	$1,000	$2,034	$1,975

Net sales by geographic area
United States	$108,621	$108,299	$208,670	$203,770
International (a)	10,339	8,840	17,523	14,213
Total	$118,960	$117,139	$226,193	$217,983

Intercompany sales from wholesale
to retail	$3,566	$4,266	$6,140	$6,620

	June 30, 2007	December 30, 2006
Identifiable assets
Wholesale	$244,279	$218,636
Retail	27,053	26,217
Total	$271,332	$244,853

(a) International net sales are identified based on the location of the customer.

At June 30, 2007 and December 30, 2006, our five largest uncollaterized receivables represented approximately 65% and 57% of total accounts receivable, respectively. For the three and six-month periods ended June 30, 2007, four customers in the Wholesale segment each accounted for more than 10% of our consolidated net sales as compared to two customers in the Wholesale segment for the three and six-month periods ended July 1, 2006.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

8. EARNINGS PER SHARE

The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:
	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net income	$9,482	$9,418	$20,074	$15,665
Weighted average number of common and
common equivalent shares outstanding:
Basic number of common shares
outstanding	23,014,893	22,996,480	22,996,174	23,157,568

Impact of dilutive securities	1,181,465	1,121,852	1,174,533	1,119,344

Dilutive number of common and common
equivalent shares outstanding	24,196,358	24,118,332	24,170,707	24,276,912

Basic earnings per common share	$0.41	$0.41	$0.87	$0.68
Diluted earnings per common share	$0.39	$0.39	$0.83	$0.65

For the three and six-month periods ended June 30, 2007, the anti-dilutive effects of equity awards that were excluded from the calculation of diluted earnings per share were not material.

Options to purchase approximately 497,000 and 494,500 shares of common stock outstanding during the three and six-month periods ended July 1, 2006, respectively, were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the shares of common stock.

9. COMMITMENTS AND CONTINGENCIES

Purchase commitments

In the normal course of business, we enter into purchase commitments for both finished goods and raw materials. At June 30, 2007, we had purchase commitments of $63,597 and believe that we have adequate reserves for expected losses arising from all purchase commitments.

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	June 30, 2007	December 30, 2006

Accrued wages, incentive compensation and payroll taxes	$6,324	$8,457
Accrued trade promotions	3,004	1,796
Accrued professional fees	1,573	1,604
Federal, state and local income taxes payable	1,991	4,295
Accrued other	9,020	5,024
	$21,912	$21,176

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

Wholesale Segment

The following trends are among the key variables that will affect our wholesale segment:

Department Stores and National Chain Stores. The department stores and national chain stores are where we generally sell the Maidenform®, Flexees® and Lilyette® brands. We plan to continue to invest in increasing our net sales with department store customers, which we believe is important to our long-term positioning in the channel. There has been a growing trend toward consolidation of department stores. We expect the rate of our future net sales growth with department stores to be moderated by the reduction in both the number of department store customers and the number of doors (distinct locations operated by a particular retailer) operated by those customers. We have grown both our market share and our net sales significantly in the past several years with national chain stores. We expect to see continued growth with national chain stores in the future as consumers continue to seek out value alternatives and as our customers in this channel continue to open new doors. We have customers located outside the United States that purchase our Maidenform®, Flexees® and Lilyette® brands. The majority of the net sales to these customers are included in the department stores and national chain stores channel.

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

Cost of Sales. We outsource all manufacturing of the products we sell and, therefore the principal elements of our cost of sales are for finished goods inventories purchased from our sourced vendors. Included in cost of sales and affecting our overall gross margins are freight expenses from the manufacturers to our distribution centers and duty and related expenses in situations where such expenses are charged separately. Also included in cost of sales is the cost of warehousing, labor and overhead related to receiving and warehousing at our distribution centers, and depreciation of assets related to our receiving and warehousing in our distribution centers. Direct labor, cost of fabrics, as well as raw materials for fabrics, are the primary components driving the overall cost of our sourced finished goods inventories from our sourcing vendors.

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

Results of Operations

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
OPERATING DATA: (in millions)
Wholesale sales	$105.2	$102.6	$202.2	$193.0
Retail sales	13.8	14.5	24.0	25.0
Net sales	119.0	117.1	226.2	218.0
Cost of sales	71.5	72.9	139.8	135.8
Gross profit	47.5	44.2	86.4	82.2
Selling, general and administrative expenses	27.0	26.1	45.7	51.4
Operating income	$20.5	$18.1	$40.7	$30.8

	As a percentage of net sales
	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
OPERATING DATA:
Wholesale sales	88.4%	87.6%	89.4%	88.5%
Retail sales	11.6	12.4	10.6	11.5
Net sales	100.0	100.0	100.0	100.0
Cost of sales	60.1	62.3	61.8	62.3
Gross profit	39.9	37.7	38.2	37.7
Selling, general and administrative expenses	22.7	22.3	20.2	23.6
Operating income	17.2%	15.5%	18.0%	14.1%

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

	Three months ended				Six months ended
	June 30, 2007	July 1, 2006	$ change	% change	June 30, 2007	July 1, 2006	$ change	% change
		(in millions)				(in millions)
Department Stores and
National Chain Stores	$68.2	$59.6	$8.6	14.4%	$121.7	$118.9	$2.8	2.4%
Mass Merchants	25.5	31.0	(5.5)	(17.7)	54.1	50.1	4.0	8.0
Other	11.5	12.0	(0.5)	(4.2)	26.4	24.0	2.4	10.0
Total Wholesale	105.2	102.6	2.6	2.5	202.2	193.0	9.2	4.8

Retail	13.8	14.5	(0.7)	(4.8)	24.0	25.0	(1.0)	(4.0)

Total Consolidated Net Sales	$119.0	$117.1	$1.9	1.6%	$226.2	$218.0	$8.2	3.8%

Our retail segment consists of outlet stores and internet sales. We had 77 outlet stores as of June 30, 2007 compared to 75 stores as of July 1, 2006.

In addition, our mix of products sold between bras, shapewear, and panties in the wholesale segment for the three and six-month periods ended June 30, 2007 and July 1, 2006, respectively, is summarized below:

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Bras	69%	69%	72%	68%
Shapewear	22	21	19	22
Panties	9	10	9	10
	100%	100%	100%	100%

Net Sales

Consolidated net sales increased by $1.9 million, or 1.6%, from $117.1 million for the three months ended July 1, 2006 to $119.0 million for the three months ended June 30, 2007. Consolidated net sales increased by $8.2 million, or 3.8%, from $218.0 million for the six months ended July 1, 2006 to $226.2 million for the six months ended June 30, 2007.

Wholesale segment net sales increased by $2.6 million, or 2.5%, from $102.6 million for the three months ended July 1, 2006 to $105.2 million for the three months ended June 30, 2007. Total international sales, which are included in the wholesale segment, increased by $1.5 million, or 17.0%, from $8.8 million for the three months ended July 1, 2006 to $10.3 million for the three months ended June 30, 2007, primarily from strong net sales in Mexico from the continued expansion of the Sweet Nothings® brand, in addition to expanding in other countries with a warehouse customer. Our department stores and national chain stores channel net sales increased by $8.6 million, or 14.4%, from $59.6 million for the three months ended July 1, 2006 to $68.2 million for the three months ended June 30, 2007. Growth in this channel was largely driven by strong performance in our full-figure Lilyette® brand, the successful introduction of Maidenform’s The Smooth BraTM Collection and the launch of a new shapewear brand, Control ItTM, with a national chain store customer. Our mass merchant channel net sales decreased by $5.5 million, or 17.7%, from $31.0 million for the three months ended July 1, 2006 to $25.5 million for the three months ended June 30, 2007 reflecting the transition throughout 2007 of re-intensifying our Self Expressions® brand from a private brand with one mass customer. In the second quarter of 2007, we continued to have increased product placement and allotted selling space of our Sweet Nothings® brand with one mass customer, particularly in full-figure bras, strapless bras and shapewear. Other channel net sales, which include sales to specialty retailers, off-price retailers and licensing income, decreased by $0.5 million, or 4.2%, from $12.0 million for the three months ended July 1, 2006 to $11.5 million for the three months ended June 30, 2007. This decrease was due to a non-recurring private brand program with a specialty retailer in the year-ago period, which was partially offset by an increase in licensing income, higher sales from an off-price retailer and liquidation sales.

Net sales in our wholesale segment increased by $9.2 million, or 4.8%, from $193.0 million for the six months ended July 1, 2006 to $202.2 million for the six months ended June 30, 2007. International sales increased $3.3 million, or 23.2%, from $14.2 million for the six months ended July 1, 2006 to $17.5 million for the six months ended June 30, 2007. The growth in international sales was largely driven by strong sales in countries such as Mexico, Canada and the U.K. Of the $9.2 million increase in wholesale segment net sales during the six months ended June 30, 2007, $2.8 million was from increased sales in the department stores and national chain stores channel driven by strong sales from our Lilyette® brand, along with solid performance in Maidenform® bras. An additional $4.0 million increase came from mass merchants, primarily as a result of continued expansion of our Sweet Nothings® brand with one customer, particularly in full-figure bras, strapless bras and shapewear partially offset by lower sales of private label with the re-intensification of our Self Expressions® brand. Also contributing to the increased sales was an increase of $2.4 million from other, primarily as a result of increased licensing income, higher sales from an off-price retailer and liquidation sales, which were partially offset by a reduction in sales to a specialty retailer.

Net sales in our retail segment decreased $0.7 million, or 4.8%, from $14.5 million for the three months ended July 1, 2006 to $13.8 million for the three months ended June 30, 2007. Net sales in our retail segment decreased $1.0 million, or 4.0%, from $25.0 million for the six months ended July 1, 2006 to $24.0 million for the six months ended June 30, 2007. We had 77 outlet stores as of June 30, 2007 compared to 75 outlet stores as of July 1, 2006.  Same stores sales, defined as sales from stores open for more than one year, for the three-month period ended June 30, 2007 decreased 6.1% and for the six-month period ended June 30, 2007 decreased 5.3%, due to lower customer traffic in our outlet stores, although average transaction sales were up. Our internet sales increased by $0.2 million, or 25.0%, from $0.8 million for the three months ended July 1, 2006 to $1.0 million for the three months ended June 30, 2007. Our internet sales increased by $0.4 million, or 26.7%, from $1.5 million for six months ended July 1, 2006 to $1.9 million for the six months ended June 30, 2007.

Gross Profit

Consolidated gross profit increased by $3.3 million, or 7.5%, from $44.2 million for the three months ended July 1, 2006 to $47.5 million for the three months ended June 30, 2007. As a percentage of net sales, consolidated gross margins increased by 220 basis points from 37.7% for the three months ended July 1, 2006 to 39.9% for the three months ended June 30, 2007. Consolidated gross profit increased by $4.2 million, or 5.1%, from $82.2 million during the six months ended July 1, 2006 to $86.4 million for the six months ended June 30, 2007. As a percentage of net sales, gross profit increased by 50 basis points from 37.7% for the six month periods ended July 1, 2006 to 38.2% for the six months ended June 30, 2007.

Gross profit as a percentage of net sales for the wholesale segment increased 270 basis points from 34.8% for the three months ended July 1, 2006 to 37.5% for the three months ended June 30, 2007. This increase was a result of both customer and product mix, including our 14.4% net sales increase in the department stores and national chain stores channel, as well as improvements in gross margin from our sourcing initiatives. Gross profit as a percentage of net sales for the wholesale segment was 35.2% for the six months ended July 1, 2006 as compared to 36.1% for the six months ended June 30, 2007. This increase of 90 basis points is primarily a result of the reasons mentioned above.

Gross profit for the retail segment was 58.6% for the three months ended July 1, 2006 as compared to 58.7% for the three months ended June 30, 2007, and 56.8% for the six months ended July 1, 2006 as compared to 56.3% for the six months ended June 30, 2007. This decrease for the six months ended was largely driven by a change in the overall product mix.

Selling, General and Administrative Expenses (SG&A)

Consolidated SG&A increased by $0.9 million, or 3.4%, from $26.1 million for the three months ended July 1, 2006 to $27.0 million for the three months ended June 30, 2007. As a percentage of net sales, SG&A increased from 22.3% for the three months ended July 1, 2006 to 22.7% for the three months ended June 30, 2007.

SG&A for our wholesale segment, which includes corporate-related expenses, increased by $0.7 million, or 3.6%, from $19.3 million for the three months ended July 1, 2006 to $20.0 million for the three months ended June 30, 2007. As a percentage of net sales, wholesale segment SG&A increased from 18.8% for the three months ended July 1, 2006 to 19.0% for the three months ended June 30, 2007. The increase of $0.7 million is a result of increased workers’ compensation and medical expenses of $1.4 million associated with increased claims in 2007 and increased other expenses of $0.2 million. Partially offsetting these increases was a decrease in advertising expense of $0.6 million as a result of more focused advertising expenditures and decreased fees of $0.3 million associated with Sarbanes-Oxley compliance.  Retail SG&A increased slightly by $0.2 million, or 2.9%, from $6.8 million for the three months ended July 1, 2006 to $7.0 million for the three months ended June 30, 2007 as a result of 2 additional outlet stores.

Consolidated SG&A decreased by $5.7 million, or 11.1%, from $51.4 million for the six months ended July 1, 2006 to $45.7 million for the six months ended June 30, 2007. As a percentage of net sales, SG&A decreased from 23.6% for the six months ended July 1, 2006 to 20.2% for the six months ended June 30, 2007. Consolidated SG&A for the six months ended June 30, 2007 included a non-cash pension curtailment gain of $6.1 million as discussed below.

SG&A for our wholesale segment, which includes corporate-related expenses and the pension curtailment gain, decreased by $6.0 million, or 15.7%, from $38.2 million for the six months ended July 1, 2006 to $32.2 million for the six months ended June 30, 2007. Our pension plan was frozen effective January 1, 2007 for current employee participants and closed to new entrants. In connection with this freeze, we recognized a non-cash curtailment gain of $6.1 million for the six months ended June 30, 2007, reported in our wholesale segment SG&A. Wholesale segment SG&A, excluding this curtailment gain, remained relatively flat, increasing by $0.1 million, or 0.3%, to $38.3 million for the six months ended June 30, 2007. However, as a percentage of net sales, wholesale segment SG&A decreased from 19.8% for the six months ended July 1, 2006 to 18.9% for the six months ended June 30, 2007. The increase of $0.1 million is a result of increased workers’ compensation and medical expenses of $1.6 million associated with increased claims in 2007, and increased other expenses of $0.5 million. Partially offsetting these increases were decreased payroll and related benefits of $0.9 million, primarily from a reduction in pension benefit expense associated with the pension plan freeze, decreased fees of $0.6 million associated with Sarbanes-Oxley compliance, and decreased advertising expense of $0.5 million as a result of more focused advertising expenditures. Retail SG&A increased by $0.3 million, or 2.3%, from $13.2 million for the six months ended July 1, 2006 to $13.5 million for the three months ended June 30, 2007 as a result of 2 additional outlet stores.

Operating Income

Our consolidated operating income increased by $2.4 million, or 13.3%, from $18.1 million for the three months ended July 1, 2006 to $20.5 million for the three months ended June 30, 2007. Our consolidated operating income increased by $9.9 million, or 32.1%, from $30.8 million for the six months ended July 1, 2006 to $40.7 million for the six months ended June 30, 2007. Excluding the curtailment gain mentioned above, operating income for the six months ended June 30, 2007 increased $3.8 million, or 12.3%, to $34.6 million.

For the foregoing reasons, operating income for the wholesale segment increased by $3.0 million, or 18.3%, from $16.4 million for the three months ended July 1, 2006 to $19.4 million for the three months ended June 30, 2007. Operating income for the wholesale segment increased by $10.9 million, or 36.6%, from $29.8 million during the six months ended July 1, 2006 to $40.7 million during the six months ended June 30, 2007. Excluding the curtailment gain mentioned above, operating income for the six months ended June 30, 2007 increased $4.8 million, or 16.1%, to $34.6 million.

Also, for the reasons discussed above, operating income for the retail segment decreased by $0.6 million, or 35.3%, from $1.7 million for the three months ended July 1, 2006 to $1.1 million for the three months ended June 30, 2007. The retail segment’s operating income decreased by $1.0 million from $1.0 million during the six months ended July 1, 2006 to break even during the six months ended June 30, 2007.

Interest Expense, Net

Interest expense, net, increased by $2.1 million, or 95.5%, from $2.2 million for the three months ended July 1, 2006 to $4.3 million for the three months ended June 30, 2007. The increase was a result of expensing deferred financing costs of $2.4 million as a result of refinancing our credit facility on June 15, 2007, as discussed below. This increase was partially offset by reduced interest expense resulting from lower average debt outstanding for the three-month period ending June 30, 2007 compared to the three-month period ending July 1, 2006. The average balance of total debt outstanding decreased from $129.8 million for the three months ended July 1, 2006 to $106.9 million for the three months ended June 30, 2007, and the average interest rate during the three months ended July 1, 2006 was 6.5% as compared to a 6.8% average interest rate during the three months ended June 30, 2007.

Interest expense, net, increased $2.0 million, or 46.5%, from $4.3 million for the six months ended July 1, 2006 to $6.3 million for the six months ended June 30, 2007. This increase was a result of the reasons mentioned above. The average balance of total debt outstanding decreased from $133.6 million for the six months ended July 1, 2006 to $108.8 million for the six months ended June 30, 2007 and the average interest rate during the six months ended July 1, 2006 was 6.2% as compared to a 6.8% average interest rate during the six months ended June 30, 2007.

Income Tax Expense

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occurred); changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities (such changes would generally be recorded discretely in the quarter in which they occurred); or impacts from tax law changes (to the extent such changes effect our deferred tax assets/liabilities, these changes would be recorded discretely in the quarter in which they occurred). Our effective income tax rate for the three and six-month periods ended June 30, 2007 was 41.7%, as compared to an effective income tax rate for the three and six-month periods ended July 1, 2006 of 40.7% and 40.8%, respectively. This increase in the effective income tax rate was primarily the result of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.”

Because of significant net operating loss carryforwards (NOLs) available to offset income taxes payable, our cash income taxes to be paid will be at a rate lower than our effective income tax rate.

Net Income

For the foregoing reasons, our net income increased by $0.1 million from $9.4 million for the three months ended July 1, 2006 to $9.5 million for the three months ended June 30, 2007. Our net income increased by $4.4 million from $15.7 million for the six months ended July 1, 2006 to $20.1 million for the six months ended June 30, 2007. Excluding the curtailment gain and the expensing of the deferred financing costs mentioned above, net income for the three and six-month periods ended June 30, 2007 increased $1.5 million, or 16.0%, and $2.2 million, or 14.0%, respectively, when compared to the same period last year.

Liquidity and Capital Resources

Operating activities. Cash flows provided by operating activities were $13.0 million for the six months ended June 30, 2007 compared to $6.8 million for the six months ended July 1, 2006. This increase was primarily driven by changes in working capital. Accounts receivable for the six months ended June 30, 2007 increased $18.1 million compared to an increase of $25.2 million for the six months ended July 1, 2006, the change of which was a result of the timing of cash collections and higher wholesale net sales. Income taxes payable for the six months ended June 30, 2007 increased $0.4 million compared to an increase of $4.1 million for the six months ended July 1, 2006, and is primarily due to higher required estimated tax payments.

Investing activities. Cash flows used in investing activities were $2.3 million for the six months ended June 30, 2007 compared to $1.1 million cash flows used in investing activities for the six months ended July 1, 2006. Capital expenditures for the six months ended June 30, 2007 increased by $1.2 million when compared to the six months ended July 1, 2006 due primarily to information technology upgrades and construction expenditures related to the relocation of our company headquarters.

Financing activities. Cash flows used in financing activities were $10.3 million for the six months ended June 30, 2007 compared to cash flows used in financing activities of $18.9 million for the six months ended July 1, 2006. The decrease in cash flows used in financing activities is primarily due to the purchase of common stock as part of our stock repurchase program totaling $6.1 million for the six-month period ended July 1, 2006.

On June 15, 2007, we entered into a credit agreement, consisting of a 7-year, $100.0 million amortizing first lien term loan (the “Term Loan”) and a 5-year, $50.0 million revolving loan facility (the “Revolving Loan” and together with the Term Loan, “Credit Facility”). The Revolving Loan provides for direct borrowings and issuance of stand-by letters of credit on our behalf. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. Borrowings are limited by the borrowing base, which consists of 85.0% of eligible accounts receivable and 50.0% of eligible inventory. We used the proceeds from the borrowings, together with operating cash, to repay all amounts due under our existing credit facility.

Additional fees are payable under the Credit Facility including (i) a fee on outstanding letters of credit equal to the margin over LIBOR applicable to the Revolving Loan, (ii) a letter of credit fronting fee equal to 0.25% per annum on the daily amount available to be drawn under outstanding letters of credit and (iii) an unused line fee on the maximum principle amount undrawn under the Revolving Loan ranging from 0.15% to 0.35% determined quarterly based on our leverage ratio for the preceding four fiscal quarters.

At June 30, 2007, we had $100.0 million outstanding under our Term Loan, $0 outstanding under our Revolving Loan with $47.7 million available for borrowings under the Revolving Loan, after giving effect to $2.3 million of outstanding letters of credit. Principal payments on the Term Loan are payable in quarterly installments of $0.3 million commencing on September 28, 2007, with all remaining amounts due on the maturity date. We are permitted to voluntary prepay all or part of the principal balance of the Term Loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. The borrowings and other obligations under the Credit Facility and the guarantees are collateralized by a first priority perfected lien, subject to certain permitted liens, on substantially all of the personal property assets and certain real property of the borrower and guarantors.

During July 2007, we made additional prepayments of $10.0 million on our Term Loan which is not reflected on our balance sheet at June 30, 2007. These debt prepayments reduced the final installment of principal under the Term Loan.

In connection with the new Credit Facility, we paid fees of $1.1 million. For the three and six-month periods ended June 30, 2007, amortization of financing costs included in interest expense was $2.6 million and $2.8 million, respectively, which includes the write-off of deferred financing costs of $2.4 million as a result of refinancing our Credit Facility.

On August 7, 2007, the Board of Directors increased our stock repurchase program by an additional $12.6 million. As a result of this increase, we are currently authorized to repurchase up to $25.0 million of common stock. The stock repurchase program, which is open ended, will allow us to repurchase our shares on the open market, depending on market conditions and other corporate considerations, from available cash flow and borrowings under the Revolving Loan. All shares will be purchased at prevailing market prices. Prior to this authorization, we had purchased a total of $7.6 million of our common stock under the stock repurchase program.

We believe that our existing cash balances and available borrowings under our Revolving Loan, along with our future cash flow from operations, will enable us to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

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

The following table summarizes our significant contractual obligations and commercial commitments at June 30, 2007 and the future periods in which such obligations are expected to be settled in cash. In addition, the table below reflects the timing of principal payments on outstanding borrowings.

	Balance of
	fiscal	In fiscal	In fiscal	In fiscal	In fiscal
(in millions)	2007	2008	2009	2010	2011	Thereafter	Total

Long-term debt (1)	$0.6	$1.1	$1.1	$1.1	$1.1	$95.0	$100.0
Interest on long-term debt (2)	3.6	6.6	6.4	6.4	6.3	15.2	44.5
Obligations under capital lease (3)	0.1	0.3	0.3	0.1	0.1	0.1	1.0
Operating leases	2.7	6.0	4.3	3.3	2.7	10.7	29.7
Total financial obligations	7.0	14.0	12.1	10.9	10.2	121.0	175.2
Purchase obligations (4)	63.6	-	-	-	-	-	63.6
Total financial obligations and commitments	$70.6	$14.0	$12.1	$10.9	$10.2	$121.0	$238.8

(1) During July 2007, we made additional prepayments of $10.0 million which is not reflected in the above table. These debt prepayments reduced the final installment of principal under the Term Loan.
(2) The interest rate assumed for the variable portion of long-term debt was the rate in effect at June 30, 2007.
(3) Includes amounts classified as interest and SG&A.
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

Effective at the beginning of the first quarter of 2007, we adopted FIN No. 48 as described in Note 6 to the condensed consolidated financial statements. As of December 31, 2006 and June 30, 2007, our total liabilities for unrecognized tax benefits and related interest and penalties amounted to $5.4 million and $5.8 million, respectively. We do not believe that our adoption of FIN No. 48 has a material effect on the schedule of cash contractual obligations included in our most recent Annual Report on Form 10-K because we cannot make a reasonably reliable estimate of the amount and period of related future payments of our FIN No. 48 liabilities.

Off-Balance Sheet Arrangements. Our most significant off-balance sheet financing arrangements as of June 30, 2007 are non-cancelable operating lease agreements, primarily for our company-operated outlet stores, our new company headquarters and our warehouse distribution center in Ireland. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk. We do not believe that we have significant foreign currency transactional exposures. For the three and six-month periods ended June 30, 2007, $8.6 million and $15.2 million, respectively, of our total net sales were in currencies other than the U.S. dollar. During the three and six-month periods ended June 30, 2007, our net sales were favorably impacted by $0.4 million and $0.7 million, respectively, due to foreign exchange rates. Approximately 70% of our total sourcing is concentrated in two foreign countries, China and Indonesia. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

Interest Rate Risk. Interest rate risk is managed through a combination of variable and fixed rate debt composed of long-term instruments. Our objective is to maintain a cost-effective mix which we deem appropriate and we have entered into interest rate swap agreements to balance this risk. Through June 4, 2007, our debt portfolio was composed of variable-rate debt, of which we hedged approximately 30% to a fixed rate. On June 5, 2007, we terminated the hedge agreements in anticipation of the June 15, 2007 refinancing of our credit facility. However, subsequent to June 30, 2007, we entered into a new hedge agreement to convert approximately 50% of our variable-rate debt to a fixed rate. As a result, with respect to our variable-rate debt, a 1% change in interest rates would be immaterial.

Commodity Price Risk. We are subject primarily to commodity price risk arising from fluctuations in the market prices of raw materials used in the garments purchased from our sourcing vendors if they pass along these increased costs to us. During the past five years, we have not experienced any significant impact from commodity price fluctuations, nor do we currently use derivative instruments in the management of the risk of any such fluctuations. On a prospective basis, fluctuations in petroleum prices may also influence the prices of the related items such as chemicals, dyestuffs, man-made fibers and foam. Any raw material price increase, as well as any increase in transportation costs, would increase our cost of sales and decrease our profitability unless we are able to pass our higher costs on to our customers.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of June 30, 2007 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ending June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Risks that could have a negative impact on our business, results of operations and financial condition include: our growth cannot be assured and any growth may be unprofitable; our history of losses; potential fluctuations in our results of operations or rate of growth; our dependence on a limited number of customers; we have larger competitors with greater resources; retail trends in the intimate apparel industry, including consolidation and continued growth in the development of private brands, resulting in downward pressure on prices, reduced floor space and other harmful changes; failure to anticipate, identify or promptly react to changing trends, styles, or consumer preferences; our substantial leverage could adversely affect our financial condition; external events may disrupt our supply chain, result in increased cost of goods or an inability to deliver our products; events which result in difficulty in procuring or producing products on a cost-effective basis; increases in the prices of raw materials; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; foreign currency exposure; and the sufficiency of cash to fund operations and capital expenditures. This list is intended to identify only certain of the principal factors that could have a material and adverse impact on our business, results of operations and financial condition.  A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K, filed with the Securities and Exchange Commission on March 13, 2007.

There are no material changes to the risk factors described in the Form 10-K, filed on March 13, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.
(b) None.
(c) None

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of shareholders on May 24, 2007. The following actions were voted upon at the meeting:

1. The following individuals were elected to the Company’s Board of Directors, to hold office until the next annual meeting of shareholders. A total of 17,553,724 shares were represented in person or by proxy at the Annual Meeting. The number of shares that were voted for, and that were withheld from, each of the director nominees is as follows:

Director Nominee	Favor	Withheld

David B. Kaplan	16,445,359	1,108,365
Thomas J. Ward	17,243,409	310,315
Norman Axelrod	17,531,101	22,623
Harold F. Compton	17,531,101	22,623
Barbara Eisenberg	16,639,516	914,208
Karen Rose	16,830,729	722,995
Adam L. Stein	17,017,758	535,966

2. The shareholders approved the re-appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year by a vote of 17,391,888 in favor, and 155,359 against, and 6,477 stockholders abstained.

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

MAIDENFORM BRANDS, INC. (Registrant)

Date: August 8, 2007	By:	/s/ Dorvin D. Lively
Name: Dorvin D. Lively
Title: Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002