Form 10-Q
period 2007-09-29
Maidenform Brands, Inc.
filed 2007-11-07
CIK 1323531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File Number: 001-32568

MAIDENFORM BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1724014
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485F US Hwy 1 South, Iselin, NJ 08830
(Address of principal executive offices)    (Zip Code)

(732) 621-2500
(Registrant's telephone number, including area code)

154 Avenue E, Bayonne, NJ 07002
(Former name, former address and former fiscal year, if changed since last report.)

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

As of November 2, 2007, there were 22,423,567 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 29, 2007	December 30, 2006
Assets
Current assets
Cash and cash equivalents	$15,079	$14,617
Accounts receivable, net	47,839	39,142
Inventories	57,598	46,911
Deferred income taxes	9,703	9,459
Prepaid expenses and other current assets	6,258	6,203
Total current assets	136,477	116,332
Property, plant and equipment, net	21,211	18,454
Goodwill	7,884	7,884
Intangible assets, net	98,807	99,678
Other non-current assets	2,453	2,505
Total assets	$266,832	$244,853

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$1,100	$-
Accounts payable	28,172	13,195
Accrued expenses and other current liabilities	21,304	21,176
Total current liabilities	50,576	34,371
Long-term debt	88,625	110,000
Deferred income taxes	21,314	16,223
Other non-current liabilities	9,528	9,358
Total liabilities	170,043	169,952

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock - $0.01 par value; 10,000,000 shares authorized
and none issued and outstanding	-	-
Common stock - $0.01 par value; 100,000,000 shares authorized;
23,488,357 shares issued and 22,636,817 outstanding at September 29, 2007
and 23,488,357 issued and 22,964,826 outstanding at December 30, 2006	235	235
Additional paid-in capital	61,088	59,478
Retained earnings	47,175	20,953
Accumulated other comprehensive income	168	158
Treasury stock, at cost (851,540 shares at September 29, 2007 and 523,531 shares
at December 30, 2006)	(11,877)	(5,923)
Total stockholders’ equity	96,789	74,901
Total liabilities and stockholders’ equity	$266,832	$244,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net sales	$100,189	$113,833	$326,382	$331,816
Cost of sales	59,784	71,079	199,539	206,867
Gross profit	40,405	42,754	126,843	124,949
Selling, general and
administrative expenses	25,788	25,676	71,527	77,119
Operating income	14,617	17,078	55,316	47,830

Interest expense, net	1,454	2,177	7,721	6,446
Income before provision
for income taxes	13,163	14,901	47,595	41,384
Income tax expense	5,384	6,027	19,742	16,845
Net income	$7,779	$8,874	$27,853	$24,539
Basic earnings per common share	$0.34	$0.39	$1.21	$1.06
Diluted earnings per common share	$0.32	$0.37	$1.15	$1.01
Basic weighted average number of
shares outstanding	22,886,961	22,884,957	22,959,770	23,066,698
Diluted weighted average number of
shares outstanding	24,023,720	24,101,601	24,121,711	24,217,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 29, 2007	September 30, 2006
Cash flows from operating activities
Net income	$27,853	$24,539
Adjustments to reconcile net income to net cash
from operating activities
Depreciation and amortization	2,212	2,106
Amortization of intangible assets	871	871
Amortization of deferred financing costs	2,852	671
Stock-based compensation	1,783	1,536
Deferred income taxes	5,666	3,887
Excess tax benefits related to stock-based compensation	(536)	-
Pension plan curtailment gain	(6,099)	-
Net changes in operating assets and liabilities
Accounts receivable	(8,697)	(22,639)
Inventories	(10,687)	(14,878)
Prepaid expenses and other current and
non-current assets	(535)	1,530
Accounts payable	14,977	7,297
Accrued expenses and other current and
non-current liabilities	3,085	2,411
Income taxes payable	(466)	5,116
Net cash from operating activities	32,279	12,447
Cash flows from investing activities
Capital expenditures	(4,499)	(1,668)
Net cash from investing activities	(4,499)	(1,668)
Cash flows from financing activities
Term loan borrowings	100,000	-
Term loan repayments	(120,275)	(17,500)
Borrowings under revolving loan	5,000	-
Repayments under revolving loan	(5,000)	-
Deferred financing costs	(1,078)	(300)
Proceeds from stock options exercised	347	195
Excess tax benefits related to stock-based compensation	536	-
Payments of capital lease obligations	(76)	-
Purchase of common stock for treasury	(7,010)	(7,563)
Net cash from financing activities	(27,556)	(25,168)
Effects of exchange rate changes on cash	238	(98)
Net increase (decrease) in cash	462	(14,487)
Cash and cash equivalents
Beginning of period	14,617	30,978
End of period	$15,079	$16,491

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$5,962	$7,082
Income taxes	$13,376	$7,418

Supplemental schedule of non-cash investing and financing activities
Equipment acquired with capital lease obligations	$470	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
Maidenform Brands, Inc. and its subsidiaries (the “Company,” “we,” “us” or “our”) design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels including department stores and national chain stores, mass merchants (including warehouse clubs), and other (including specialty retailers, off-price retailers and licensing income). In addition, we also operated 78 and 77 retail outlet stores as of September 29, 2007 and September 30, 2006, respectively, and sell products on our websites.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position at September 29, 2007, the results of our operations for the three and nine-month periods ended September 29, 2007 and September 30, 2006, and cash flows for the nine months ended September 29, 2007 and September 30, 2006. These adjustments consist of normal recurring adjustments. Operating results for the three and nine-month periods ended September 29, 2007 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 30, 2006 has been derived from our audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

2.    DEBT

	September 29, 2007	December 30, 2006

Long-term debt	$89,725	$110,000
Current maturities of long-term debt	1,100	-
Non-current portion of long-term debt	$88,625	$110,000

On June 15, 2007, we entered into a credit agreement, consisting of a 7-year, $100,000 amortizing first lien term loan (the “Term Loan”) and a 5-year, $50,000 revolving loan facility (the “Revolving Loan,” and together with the Term Loan, the “Credit Facility”). The Revolving Loan provides for direct borrowings and issuance of stand-by letters of credit on our behalf. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. Borrowings are limited by the borrowing base, which consists of 85.0% of eligible accounts receivable and 50.0% of eligible inventory. We used the proceeds from the borrowings, together with available cash on hand, to repay all amounts due under our existing credit facility.

At September 29, 2007, borrowings under the Term Loan bear interest, at our option, at the London Interbank Offered Rate (“LIBOR”) plus 1.25%, or at the base rate plus 0.25%. Borrowings under the Revolving Loan bear interest at 25 basis points below the rates available under the Term Loan. The LIBOR margin and the base rate margin will be determined quarterly based on our leverage ratio for the preceding four fiscal quarters.

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)
(unaudited)

The Credit Facility contains affirmative and restrictive covenants, including: (a) maintenance of a minimum fixed charge coverage ratio, (b) maintenance of a maximum leverage ratio, (c) limitations on consolidated capital expenditures, (d) limitations on the incurrence of indebtedness and liens, (e) limitations on investments/acquisitions and (f) restrictions on payments between Maidenform Brands, Inc. and its subsidiaries. In addition, subject to specified exceptions and limitations and reinvesting options, partial prepayments of outstanding loans may be required with the proceeds of asset sales, sales of equity and debt securities, and with certain insurance and condemnation proceeds.

At September 29, 2007, we had $89,725 outstanding under our Term Loan, $0 outstanding under our Revolving Loan with $47,709 available for borrowings under the Revolving Loan, after giving effect to $2,291 of outstanding letters of credit. Principal payments on the Term Loan are payable in quarterly installments of $275 commencing on September 28, 2007, with all remaining amounts due on the maturity date. We are permitted to voluntarily prepay all or part of the principal balance of the Term Loan with such payments applied to scheduled principal payments in inverse order of their maturity. The borrowings and other obligations under the Credit Facility and the guarantees are collateralized by a first priority perfected lien, subject to certain permitted liens, on substantially all of the personal property assets and certain real property of the borrower and guarantors.

In connection with the Credit Facility, we paid fees of $1,078. For the three and nine-month periods ended September 29, 2007, amortization of financing costs included in interest expense was $65 and $2,852, respectively, which included the write-off of deferred financing costs of $2,375 as a result of refinancing our Credit Facility.

Payments due on long-term debt during each of the five years subsequent to September 29, 2007, are as follows:

Balance of fiscal 2007	$275
In fiscal 2008	1,100
In fiscal 2009	1,100
In fiscal 2010	1,100
In fiscal 2011	1,100
In fiscal 2012 and thereafter	85,050

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)
(unaudited)

The components of pension benefit (income) expense charged to operations are as follows:

	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Service cost	$-	$481	$-	$1,443
Interest cost	272	348	816	1,042
Expected return on plan assets	(381)	(318)	(1,143)	(950)
Recognized net actuarial loss	-	34	-	100
Net periodic benefit (income) expense	(109)	545	(327)	1,635

Curtailment gain	-	-	(6,099)	-
Total	$(109)	$545	$(6,426)	$1,635

4.    STOCKHOLDERS’ EQUITY

							Accumulated
	Common		Treasury		Additional		other	Total
	stock		stock		paid-in	Retained	comprehensive	stockholders'
	Shares	$	Shares	$	capital	earnings	income	equity

Balance at December 30, 2006	23,488,357	$235	(523,531)	$(5,923)	$59,478	$20,953	$158	$74,901

Stock-based compensation					1,783			1,783
Purchase of common stock for
treasury			(420,600)	(7,010)				(7,010)
Stock options exercised			92,591	1,056	(173)			883
Adoption of FIN No. 48 (see Note 6)						(1,631)		(1,631)
Comprehensive income
Net income						27,853		27,853
Changes during the period							10	10
Total comprehensive income								27,863

Balance at September 29, 2007	23,488,357	$235	(851,540)	$(11,877)	$61,088	$47,175	$168	$96,789

5.    COMPREHENSIVE INCOME

The changes in comprehensive income are as follows:

	Nine months ended
	September 29, 2007	September 30, 2006

Net income	$27,853	$24,539
Foreign currency translation adjustments (a)	238	(98)
Pension plan curtailment, net of tax	146	-
Interest rate swaps, net of tax	(374)	(14)
Comprehensive income	$27,863	$24,427

(a)	No tax benefit has been provided associated with the foreign currency translation adjustment due to management’s intention to permanently reinvest the earnings of our foreign subsidiaries.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)
(unaudited)

6.    INCOME TAXES

Effective at the beginning of the first quarter of 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting and disclosure for uncertainty in income taxes. As a result of the adoption, we recorded a decrease to beginning retained earnings of $1,631 and increased our accruals for uncertain tax positions and related interest and penalties by a corresponding amount. As of the adoption date and September 29, 2007, the total unrecognized tax benefits were $4,711 and $5,710, respectively, (net of federal and, if applicable, state effect) and would impact our effective tax rate, if recognized.

We recognize interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of the adoption date, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, is $698. For the three and nine-month periods ended September 29, 2007, we recorded $103 and $275, respectively, in interest before federal and, if applicable, state effect.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For federal income tax purposes, our 2004 through 2006 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, our 2002 through 2006 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for nine to ten years.

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occurred); changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occurred); or impacts from tax law changes (to the extent such changes effect our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occurred). Our effective income tax rate for the three and nine-month periods ended September 29, 2007 was 40.9% and 41.5%, respectively, as compared to an effective income tax rate for the three and nine-month periods ended September 30, 2006 of 40.4% and 40.7%, respectively. The increase in the effective income tax rate was primarily the result of FIN No. 48.

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)
(unaudited)

Information on segments and reconciliation to income before provision for income taxes, are as follows:

	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net sales
Wholesale	$82,476	$96,457	$284,634	$289,479
Retail	17,713	17,376	41,748	42,337
Total	$100,189	$113,833	$326,382	$331,816

Operating income
Wholesale	$11,899	$14,546	$52,615	$44,312
Retail	2,718	2,532	2,701	3,518
Operating income	14,617	17,078	55,316	47,830
Interest expense, net	1,454	2,177	7,721	6,446
Income before provision
for income taxes	$13,163	$14,901	$47,595	$41,384

Depreciation and amortization
Wholesale	$703	$625	$2,018	$1,854
Retail	346	377	1,065	1,123
Total	$1,049	$1,002	$3,083	$2,977

Net sales by geographic area
United States	$90,354	$105,997	$299,024	$309,767
International (a)	9,835	7,836	27,358	22,049
Total	$100,189	$113,833	$326,382	$331,816

Intercompany sales from wholesale
to retail	$4,193	$4,336	$10,333	$10,956

	September 29, 2007	December 30, 2006
Identifiable assets
Wholesale	$240,614	$218,636
Retail	26,218	26,217
Total	$266,832	$244,853

(a) International net sales are identified based on the location of the customer.

At September 29, 2007 and December 30, 2006, our five largest uncollaterized receivables represented approximately 64% and 57% of total accounts receivable, respectively. For the three-month periods ended September 29, 2007 and September 30, 2006, two customers in the Wholesale segment each accounted for more than 10% of our consolidated net sales. For the nine-month period ended September 29, 2007, three customers in the Wholesale segment each accounted for more than 10% of our consolidated net sales as compared to two customers in the Wholesale segment for the nine-month period ended September 30, 2006.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)
(unaudited)

8.    EARNINGS PER SHARE

The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:
	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net income	$7,779	$8,874	$27,853	$24,539
Weighted average number of common and
common equivalent shares outstanding:
Basic number of common shares
outstanding	22,886,961	22,884,957	22,959,770	23,066,698

Impact of dilutive securities	1,136,759	1,216,644	1,161,941	1,150,872

Dilutive number of common and common
equivalent shares outstanding	24,023,720	24,101,601	24,121,711	24,217,570

Basic earnings per common share	$0.34	$0.39	$1.21	$1.06
Diluted earnings per common share	$0.32	$0.37	$1.15	$1.01

For the three and nine-month periods ended September 29, 2007, approximately 186,000 and 62,000 equity awards, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the awards were greater than the average market price of the shares of common stock.

For the three and nine-month periods ended September 29, 2007, approximately 429,000 and 168,000 equity awards, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

Options to purchase approximately 447,000 and 478,000 shares of common stock outstanding during the three and nine-month periods ended September 30, 2006, respectively, were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the shares of common stock.

9.    COMMITMENTS AND CONTINGENCIES

Purchase commitments

In the normal course of business, we enter into purchase commitments for both finished goods and raw materials. At September 29, 2007, we had purchase commitments of $74,100 and believe that we have adequate reserves for expected losses arising from all purchase commitments.

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)
(unaudited)

10.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	September 29, 2007	December 30, 2006

Accrued wages, incentive compensation and payroll taxes	$7,403	$8,457
Accrued trade promotions	3,243	1,796
Accrued professional fees	1,083	1,604
Federal, state and local income taxes payable	-	4,295
Accrued other	9,575	5,024
	$21,304	$21,176

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

Net operating loss carryforwards (NOLs) enable a company to apply net operating losses incurred during a current period against a future period's profits in order to reduce cash tax liabilities in those future periods. In periods when a company is generating operating losses, its NOLs will increase. The tax effect of the NOLs is recorded as a deferred tax asset. If the company does not believe that it is more likely than not that it will be able to utilize the NOLs, it records a valuation allowance against the deferred tax asset. Additionally, Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the 60-month period after the ownership change. Upon emergence from bankruptcy in 1999, our NOLs were subject to Section 382 limitations. As a result of the acquisition in 2004, we experienced a change in control as defined by Section 382. As a result of this ownership change, the utilization of our NOLs were subject to a new annual limitation under Section 382. Subsequent to the acquisition, sales of our shares have resulted in additional changes in control for the purpose of Section 382; however, the annual limitation of our NOLs has not changed. At December 30, 2006, we had approximately $62.8 million of book NOLs available for utilization in the years from 2007 through 2023.

Results of Operations
	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
OPERATING DATA: (in millions)
Wholesale sales	$82.5	$96.5	$284.7	$289.5
Retail sales	17.7	17.3	41.7	42.3
Net sales	100.2	113.8	326.4	331.8
Cost of sales	59.8	71.0	199.6	206.9
Gross profit	40.4	42.8	126.8	124.9
Selling, general and administrative expenses	25.8	25.7	71.5	77.1
Operating income	$14.6	$17.1	$55.3	$47.8

	As a percentage of net sales
	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
OPERATING DATA:
Wholesale sales	82.3%	84.8%	87.2%	87.3%
Retail sales	17.7	15.2	12.8	12.7
Net sales	100.0	100.0	100.0	100.0
Cost of sales	59.7	62.4	61.2	62.4
Gross profit	40.3	37.6	38.8	37.6
Selling, general and administrative expenses	25.7	22.6	21.9	23.2
Operating income	14.6%	15.0%	16.9%	14.4%

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

	Three months ended				Nine months ended
	September 29,	September 30,	$	%	September 29,	September 30,	$	%
	2007	2006	change	change	2007	2006	change	change
	(in millions)				(in millions)
Department Stores and
National Chain Stores	$51.8	$58.3	$(6.5)	(11.1%)	$173.5	$177.2	$(3.7)	(2.1%)
Mass Merchants	20.4	25.4	(5.0)	(19.7)	74.5	75.5	(1.0)	(1.3)
Other	10.3	12.8	(2.5)	(19.5)	36.7	36.8	(0.1)	(0.3)
Total Wholesale	82.5	96.5	(14.0)	(14.5)	284.7	289.5	(4.8)	(1.7)

Retail	17.7	17.3	0.4	2.3	41.7	42.3	(0.6)	(1.4)

Total Consolidated Net Sales	$100.2	$113.8	$(13.6)	(12.0%)	$326.4	$331.8	$(5.4)	(1.6%)

Our retail segment consists of outlet stores and internet sales. We had 78 outlet stores as of September 29, 2007 compared to 77 stores as of September 30, 2006.

In addition, our mix of products sold between bras, shapewear, and panties in the wholesale segment for the three and nine-month periods ended September 29, 2007 and September 30, 2006, respectively, is summarized below:

	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Bras	64%	68%	70%	68%
Shapewear	25	20	20	21
Panties	11	12	10	11
	100%	100%	100%	100%

Net Sales

Consolidated net sales decreased by $13.6 million, or 12.0%, from $113.8 million for the three months ended September 30, 2006 to $100.2 million for the three months ended September 29, 2007. Consolidated net sales decreased by $5.4 million, or 1.6%, from $331.8 million for the nine months ended September 30, 2006 to $326.4 million for the nine months ended September 29, 2007.

Wholesale segment net sales decreased by $14.0 million, or 14.5%, from $96.5 million for the three months ended September 30, 2006 to $82.5 million for the three months ended September 29, 2007. Total international sales, which are included in the wholesale segment, increased by $2.1 million, or 26.9%, from $7.8 million for the three months ended September 30, 2006 to $9.9 million for the three months ended September 29, 2007, primarily from product assortment expansion in countries such as Mexico, Canada and Germany. Our department stores and national chain stores channel net sales decreased by $6.5 million, or 11.1%, from $58.3 million for the three months ended September 30, 2006 to $51.8 million for the three months ended September 29, 2007. Solid performance in our new shapewear brand, Control ItTM, did not offset the unfavorable sales environment which affected certain product replenishment orders from customers in this channel. Our mass merchant channel net sales decreased by $5.0 million, or 19.7%, from $25.4 million for the three months ended September 30, 2006 to $20.4 million for the three months ended September 29, 2007 reflecting the continued transition throughout 2007 of re-intensifying our Self Expressions® brand from a private brand with one mass customer. Additionally, we had fewer sales from a warehouse club customer in the third quarter of 2007, largely reflecting the timing of a program launch that occurred in the comparable year-ago period. Partially offsetting the net decrease in the mass merchant channel was continued expansion of our Sweet Nothings® brand with one mass customer both domestically and internationally, particularly in full-figure bras and shapewear. Other channel net sales, which include sales to specialty retailers, off-price retailers and licensing income, decreased by $2.5 million, or 19.5%, from $12.8 million for the three months ended September 30, 2006 to $10.3 million for the three months ended September 29, 2007. This decrease was due to a non-recurring private brand program with a specialty retailer in the year-ago period, although partially offset by an increase in licensing income and liquidation sales.

Net sales in our wholesale segment decreased by $4.8 million, or 1.7%, from $289.5 million for the nine months ended September 30, 2006 to $284.7 million for the nine months ended September 29, 2007. International sales increased $5.4 million, or 24.5%, from $22.0 million for the nine months ended September 30, 2006 to $27.4 million for the nine months ended September 29, 2007. The growth in international sales was largely driven by strong sales in countries such as Mexico, Canada and the U.K. Of the $4.8 million decrease in wholesale segment net sales during the nine months ended September 29, 2007, $3.7 million was from decreased sales in the department stores and national chain stores channel driven by the unfavorable sales environment that affected certain product replenishment orders from customers, partially offset by solid performance from our Lilyette® brand and our new shapewear brand, Control ItTM. An additional $1.0 million decrease came from mass merchants, primarily as a result of lower sales of private label with the re-intensification of our Self Expressions® brand. Additionally, we had fewer sales from a warehouse club customer in the third quarter of 2007, largely reflecting the timing of a program launch that occurred during the third quarter 2006. Partially offsetting the decrease is the continued expansion of our Sweet Nothings® brand with one customer, particularly in full-figure bras and shapewear.

Net sales in our retail segment increased $0.4 million, or 2.3%, from $17.3 million for the three months ended September 30, 2006 to $17.7 million for the three months ended September 29, 2007. Net sales in our retail segment decreased $0.6 million, or 1.4%, from $42.3 million for the nine months ended September 30, 2006 to $41.7 million for the nine months ended September 29, 2007. We had 78 outlet stores as of September 29, 2007 compared to 77 outlet stores as of September 30, 2006.  Same stores sales, defined as sales from stores open for more than one year, for the three-month period ended September 29, 2007 increased 2.2% due to higher sales in Lilyette® and Maidenform® bras, in addition to focused product promotions. For the nine-month period ended September 29, 2007, same stores sales decreased 2.2%. Our internet sales decreased by $0.1 million from $1.1 million for the three months ended September 30, 2006 to $1.0 million for the three months ended September 29, 2007. Our internet sales increased by $0.3 million from $2.6 million for the nine months ended September 30, 2006 to $2.9 million for the nine months ended September 29, 2007.

Gross Profit

Consolidated gross profit decreased by $2.4 million, or 5.6%, from $42.8 million for the three months ended September 30, 2006 to $40.4 million for the three months ended September 29, 2007. However, as a percentage of net sales, consolidated gross margins increased by 270 basis points from 37.6% for the three months ended September 30, 2006 to 40.3% for the three months ended September 29, 2007. Consolidated gross profit increased by $1.9 million, or 1.5%, from $124.9 million during the nine months ended September 30, 2006 to $126.8 million for the nine months ended September 29, 2007. As a percentage of net sales, gross profit increased by 120 basis points from 37.6% for the nine months ended September 30, 2006 to 38.8% for the nine months ended September 29, 2007.

Gross profit as a percentage of net sales for the wholesale segment increased 260 basis points from 34.1% for the three months ended September 30, 2006 to 36.7% for the three months ended September 29, 2007. This increase was a result of both customer and product mix, including a higher percentage of net sales from our department stores and national chain stores channel, as well as cost improvements in gross margin from our sourcing initiatives. Gross profit as a percentage of net sales for the wholesale segment was 34.8% for the nine months ended September 30, 2006 as compared to 36.2% for the nine months ended September 29, 2007. This increase of 140 basis points is primarily a result of the reasons mentioned above.

Gross profit for the retail segment was 57.2% for the three months ended September 30, 2006 as compared to 57.1% for the three months ended September 29, 2007, and 57.0% for the nine months ended September 30, 2006 as compared to 56.6% for the nine months ended September 29, 2007. This decrease for the nine months ended September 29, 2007 was largely driven by a change in the overall product mix and was partially offset by cost improvements from our sourcing initiatives.

Selling, General and Administrative Expenses (SG&A)

Consolidated SG&A increased by $0.1 million, or 0.4%, from $25.7 million for the three months ended September 30, 2006 to $25.8 million for the three months ended September 29, 2007. As a percentage of net sales, SG&A increased from 22.6% for the three months ended September 30, 2006 to 25.7% for the three months ended September 29, 2007.

SG&A for our wholesale segment, which includes corporate-related expenses, increased by $0.1 million, or 0.5%, from $18.3 million for the three months ended September 30, 2006 to $18.4 million for the three months ended September 29, 2007. As a percentage of net sales, wholesale segment SG&A increased from 19.0% for the three months ended September 30, 2006 to 22.3% for the three months ended September 29, 2007. The increase of $0.1 million is a result of increased workers’ compensation and medical expenses of $0.9 million associated with increased claims in 2007 and increased other expenses of $0.6 million. Partially offsetting these increases were a decrease in advertising expense of $0.7 million due to decreased media spending in the period as we retained a new advertising agency and will launch a new campaign scheduled for spring 2008, and decreased pension expense of $0.7 million associated with the pension plan freeze. Retail SG&A for the three months ended September 29, 2007 remained unchanged when compared to the same period last year.

Consolidated SG&A decreased by $5.6 million, or 7.3%, from $77.1 million for the nine months ended September 30, 2006 to $71.5 million for the nine months ended September 29, 2007. As a percentage of net sales, SG&A decreased from 23.2% for the nine months ended September 30, 2006 to 21.9% for the nine months ended September 29, 2007. Consolidated SG&A for the nine months ended September 29, 2007 included a non-cash pension curtailment gain of $6.1 million as discussed below.

SG&A for our wholesale segment, which includes corporate-related expenses and the pension curtailment gain, decreased by $5.9 million, or 10.4%, from $56.5 million for the nine months ended September 30, 2006 to $50.6 million for the nine months ended September 29, 2007. Our pension plan was frozen effective January 1, 2007 for current employee participants and closed to new entrants. In connection with this freeze, we recognized a non-cash curtailment gain of $6.1 million and reported in our wholesale segment SG&A. Wholesale segment SG&A, excluding this curtailment gain, increased slightly by $0.2 million, or 0.4%, to $56.7 million for the nine months ended September 29, 2007. As a percentage of net sales, excluding this curtailment gain, wholesale segment SG&A increased from 19.5% for the nine months ended September 30, 2006 to 19.9% for the nine months ended September 29, 2007. The increase of $0.2 million is a result of increased workers’ compensation and medical expenses of $2.6 million associated with increased claims in 2007 and increased other expenses of $1.1 million. Partially offsetting these increases were decreased pension expense of $1.8 million associated with the pension plan freeze, decreased advertising expense of $1.1 million due to decreased media spending as discussed above, and decreased fees of $0.6 million associated with Sarbanes-Oxley compliance. Retail SG&A increased by $0.3 million, or 1.5%, from $20.6 million for the nine months ended September 30, 2006 to $20.9 million for the three months ended September 29, 2007 as a result of one additional outlet store.

Operating Income

Our consolidated operating income decreased by $2.5 million, or 14.6%, from $17.1 million for the three months ended September 30, 2006 to $14.6 million for the three months ended September 29, 2007. Our consolidated operating income increased by $7.5 million, or 15.7%, from $47.8 million for the nine months ended September 30, 2006 to $55.3 million for the nine months ended September 29, 2007. Excluding the curtailment gain mentioned above, operating income for the nine months ended September 29, 2007 increased $1.4 million, or 2.9%, to $49.2 million.

For the foregoing reasons, operating income for the wholesale segment decreased by $2.7 million, or 18.5%, from $14.6 million for the three months ended September 30, 2006 to $11.9 million for the three months ended September 29, 2007. Operating income for the wholesale segment increased by $8.3 million, or 18.7%, from $44.3 million during the nine months ended September 30, 2006 to $52.6 million during the nine months ended September 29, 2007. Excluding the curtailment gain mentioned above, operating income for the nine months ended September 29, 2007 increased $2.2 million, or 5.0%, to $46.5 million.

Also, for the reasons discussed above, operating income for the retail segment increased by $0.2 million, or 8.0%, from $2.5 million for the three months ended September 30, 2006 to $2.7 million for the three months ended September 29, 2007. The retail segment’s operating income decreased by $0.8 million from $3.5 million during the nine months ended September 30, 2006 to $2.7 million for the nine months ended September 29, 2007.

Interest Expense, Net

Interest expense, net, decreased by $0.8 million, or 36.4%, from $2.2 million for the three months ended September 30, 2006 to $1.4 million for the three months ended September 29, 2007 reflecting the benefit of lower average debt outstanding and a lower average interest rate for the current quarter when compared to the same period last year. The average balance of total debt outstanding decreased from $122.9 million for the three months ended September 30, 2006 to $92.1 million for the three months ended September 29, 2007, and the average interest rate during the three months ended September 30, 2006 was 6.8% as compared to an average interest rate of 6.6% during the three months ended September 29, 2007.

Interest expense, net, increased $1.3 million, or 20.3%, from $6.4 million for the nine months ended September 30, 2006 to $7.7 million for the nine months ended September 29, 2007. The increase was a result of expensing deferred financing costs of $2.4 million as a result of refinancing our credit facility on June 15, 2007, as discussed below. This increase was partially offset by reduced interest expense resulting from lower average debt outstanding for the nine-month period ending September 29, 2007 compared to the nine-month period ending September 30, 2006. The average balance of total debt outstanding decreased from $130.1 million for the nine months ended September 30, 2006 to $103.2 million for the nine months ended September 29, 2007. The average interest rate during the nine months ended September 30, 2006 was 6.4% as compared to a an average interest rate of 6.7% during the nine months ended September 29, 2007.

Income Tax Expense

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occurred); changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occurred); or impacts from tax law changes (to the extent such changes affect our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occurred). Our effective income tax rate for the three and nine-month periods ended September 29, 2007 was 40.9% and 41.5%, respectively, as compared to an effective income tax rate for the three and nine-month periods ended September 30, 2006 of 40.4% and 40.7%, respectively. This increase in the effective income tax rate was primarily the result of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.”

Because of significant net operating loss carryforwards (NOLs) available to offset income taxes payable, our cash income taxes to be paid will be at a rate lower than our effective income tax rate.

Net Income

For the foregoing reasons, our net income decreased by $1.1 million from $8.9 million for the three months ended September 30, 2006 to $7.8 million for the three months ended September 29, 2007. Our net income increased by $3.4 million from $24.5 million for the nine months ended September 30, 2006 to $27.9 million for the nine months ended September 29, 2007. Excluding the curtailment gain and the expensing of the deferred financing costs mentioned above, net income for the nine-month period ended September 29, 2007 increased $1.2 million, or 4.9%, when compared to the same period last year.

Liquidity and Capital Resources

Operating activities. Cash flows provided by operating activities were $32.3 million for the nine months ended September 29, 2007 compared to $12.4 million for the nine months ended September 30, 2006. This increase was primarily driven by changes in working capital. Accounts receivable for the nine months ended September 29, 2007 increased $8.7 million compared to an increase of $22.6 million for the nine months ended September 30, 2006, the change of which was a result of the timing of cash collections and lower wholesale net sales during the third quarter of 2007. Accounts payable for the nine months ended September 29, 2007 increased $15.0 million compared to an increase of $7.3 million for the nine months ended September 30, 2006 and was primarily a result of supply chain and sourcing initiatives. Income tax payable for the nine months ended September 29, 2007 decreased $0.5 million compared to an increase of $5.1 million for the nine months ended September 30, 2006, and was primarily due to higher required estimated tax payments in the current year.

Investing activities. Cash flows used in investing activities were $4.5 million for the nine months ended September 29, 2007 compared to $1.7 million for the nine months ended September 30, 2006. Capital expenditures for the nine months ended September 29, 2007 increased by $2.8 million when compared to the nine months ended September 30, 2006 due primarily to information technology upgrades and construction expenditures related to the relocation of our company headquarters.

Financing activities. Cash flows used in financing activities were $27.6 million for the nine months ended September 29, 2007 compared to $25.2 million for the nine months ended September 30, 2006. The increase in cash flows used in financing activities was primarily due to the prepayments on our long term debt.

On June 15, 2007, we entered into a credit agreement, consisting of a 7-year, $100.0 million amortizing first lien term loan (the “Term Loan”) and a 5-year, $50.0 million revolving loan facility (the “Revolving Loan,” and together with the Term Loan, the “Credit Facility”). The Revolving Loan provides for direct borrowings and issuance of stand-by letters of credit on our behalf. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. Borrowings are limited by the borrowing base, which consists of 85.0% of eligible accounts receivable and 50.0% of eligible inventory. We used the proceeds from the borrowings, together with available cash on hand, to repay all amounts due under our existing credit facility.

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

At September 29, 2007, we had $89.7 million outstanding under our Term Loan, and $0 outstanding under our Revolving Loan with $47.7 million available for borrowings under the Revolving Loan, after giving effect to $2.3 million of outstanding letters of credit. Principal payments on the Term Loan are payable in quarterly installments of $0.3 million commencing on September 28, 2007, with all remaining amounts due on the maturity date. We are permitted to voluntarily prepay all or part of the principal balance of the Term Loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. The borrowings and other obligations under the Credit Facility and the guarantees are collateralized by a first priority perfected lien, subject to certain permitted liens, on substantially all of the personal property assets and certain real property of the borrower and guarantors. We were in compliance with all debt covenants at September 29, 2007.

In connection with the Credit Facility, we paid fees of $1.1 million. For the three and nine-month periods ended September 29, 2007, amortization of financing costs included in interest expense was $0.1 million and $2.9 million, respectively, which includes the write-off of deferred financing costs of $2.4 million as a result of refinancing our Credit Facility.

On August 7, 2007, the Board of Directors increased our stock repurchase program by an additional $12.6 million. As a result of this increase, we are currently authorized to repurchase up to $25.0 million of common stock. Through September 29, 2007, we repurchased $7.0 million of common stock at an average price per share of $16.67, and subsequent to that date we repurchased an additional $3.3 million of common stock leaving $14.7 million of common stock authorized to be repurchased. The stock repurchase program, which is open ended, will allow us to repurchase our shares on the open market, depending on market conditions and other corporate considerations, from available cash flow and borrowings under the Revolving Loan. All shares will be purchased at prevailing market prices. Prior to the new authorization on August 7, 2007, we had purchased a total of $7.6 million of our common stock under the stock repurchase program.

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

The following table summarizes our significant contractual obligations and commercial commitments at September 29, 2007 and the future periods in which such obligations are expected to be settled in cash. In addition, the table below reflects the timing of principal payments on outstanding borrowings.

	Balance of
	fiscal	In fiscal	In fiscal	In fiscal	In fiscal
(in millions)	2007	2008	2009	2010	2011	Thereafter	Total

Long-term debt	$0.3	$1.1	$1.1	$1.1	$1.1	$85.0	$89.7
Interest on long-term debt (1)	1.4	5.8	5.6	5.6	5.5	13.2	37.1
Obligations under capital lease (2)	-	0.3	0.3	0.2	0.1	0.1	1.0
Operating leases	1.4	6.5	4.8	3.8	3.1	11.1	30.7
Total financial obligations	3.1	13.7	11.8	10.7	9.8	109.4	158.5
Purchase obligations (3)	34.7	39.4	-	-	-	-	74.1
Total financial obligations and commitments	$37.8	$53.1	$11.8	$10.7	$9.8	$109.4	$232.6

(1)	The interest rate assumed for the variable portion of long-term debt was the rate in effect at September 29, 2007.
(2)	Includes amounts classified as interest expense and SG&A.
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

In addition to the total contractual obligations and commitments included in the table above, we have postretirement benefit obligations included in other non-current liabilities.

Effective at the beginning of the first quarter of 2007, we adopted FIN No. 48 as described in Note 6 to the condensed consolidated financial statements. As of September 29, 2007 and December 31, 2006, our total liabilities for unrecognized tax benefits and related interest and penalties amounted to $6.9 million and $5.4 million, respectively. We do not believe that our adoption of FIN No. 48 had a material effect on the schedule of cash contractual obligations included in our most recent Annual Report on Form 10-K because we cannot make a reasonably reliable estimate of the amount and period of related future payments of our FIN No. 48 liabilities.

Off-Balance Sheet Arrangements. Our most significant off-balance sheet financing arrangements as of September 29, 2007 are non-cancelable operating lease agreements, primarily for our company-operated outlet stores, our new company headquarters and our leased distribution centers located in Ireland and Fayetteville, North Carolina. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk. We do not believe that we have significant foreign currency transactional exposures. For the three and nine-month periods ended September 29, 2007, $8.7 million and $23.9 million, respectively, of our total net sales were in currencies other than the U.S. dollar. During the three and nine-month periods ended September 29, 2007, our net sales were favorably impacted by $0.5 million and $1.2 million, respectively, due to foreign exchange rates. Total sourcing is largely concentrated in three foreign countries, China, Indonesia and Thailand. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

Interest Rate Risk. Interest rate risk is managed through a combination of variable and fixed rate debt composed of long-term instruments. Our objective is to maintain a cost-effective mix which we deem appropriate and we have entered into an interest rate swap agreement to maintain that balance. At September 29, 2007, our debt portfolio was composed of variable-rate debt of which we hedge approximately 50% to a fixed rate. As a result, with respect to our variable-rate debt, a 1% change in interest rates would be immaterial.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of September 29, 2007 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ending September 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings. We are subject to various claims and legal actions arising from time to time in the ordinary course of business. While it is possible that our cash flows and results of operations in a particular quarter or year could be materially affected, it is our opinion that these matters will not have a material impact on our consolidated financial position or ongoing results of operations and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.
(b) None.
(c) Issuer purchases of equity securities:

			Total number	Maximum
			of shares	dollar
	Total		repurchased	value of shares
	number	Average	as part of publicly	that may yet be
	of shares	price paid	announced	repurchased under
Period	repurchased	per share	program (1)	the program (1)

August 5 - September 1, 2007	324,700	$16.75	324,700	$19,562,348
September 2 - September 29, 2007	95,900	16.40	95,900	17,989,890

Total	420,600	$16.67	420,600

(1)
In August 2007, the Board of Directors increased our stock repurchase program by an additional $12.6 million. As a result of this increase, we are currently authorized to repurchase up the $25.0 million of common stock. We are authorized to make repurchases from time to time in the open market as market conditions warrant and pursuant to other parameters set by our Board of Directors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

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

MAIDENFORM BRANDS, INC.
(Registrant)

Date: November 7, 2007	By:	/s/ Dorvin D. Lively
Name: Dorvin D. Lively
Title: Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002