Form 10-K
period 2007-12-29
Maidenform Brands, Inc.
filed 2008-03-11
CIK 1323531

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 29, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒        No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☒

         As of February 29, 2008, there were 22,453,578 shares of the registrant's common stock, par value $0.01 per share, outstanding.

         The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2007 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $384.4 million computed by reference to the closing price on The New York Stock Exchange on that date. All executive officers, directors and holders of 10% or more of the outstanding common stock of the registrant on that date have been deemed, solely for the purposes of the foregoing calculation, to be "affiliates" of the registrant. The registrant had 23,150,422 shares of common stock, 3,794,008 of which were held by affiliates, outstanding on that date.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

MAIDENFORM BRANDS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 29, 2007

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

-- i : MAIDENFORM BRANDS, INC.

PART I

ITEM 1. BUSINESS

        Throughout this Annual Report on Form 10-K, we refer to various trademarks, service marks and trade names that we use in our business. Maidenform®, Flexees®, Lilyette®, Sweet Nothings®, Rendezvous®, Subtract®, Minimizer®, Bodymates®, Self Expressions®, One Fabulous Fit®, the Lite Bra®, Customize It®, and Dream® are some of our registered trademarks. Control It™ and Smooth Fit™ are some of our trademarks and service marks. We also have a number of other registered service marks, trademarks, service mark applications and trademark applications related to our products that we refer to throughout this Annual Report on Form 10-K. This Annual Report on Form 10-K also contains trademarks and service marks of other organizations and entities which are the property of their respective holders.

OVERVIEW

        Our company, Maidenform Brands, Inc., is a global intimate apparel company with a portfolio of established and well-known brands, top-selling products and an iconic heritage. We design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell our products through multiple distribution channels, including department stores and national chain stores, mass merchants (including warehouse clubs), other (including specialty retailers, off-price retailers, foreign distributors and licensing income), our company-operated outlet stores and our websites. During our 85-year history, we believe we have built strong equity for our brands and established a platform for growth through a combination of innovative, first-to-market designs and creative advertising campaigns focused on increasing brand awareness with generations of women. We sell our products under some of the most recognized brands in the intimate apparel industry, including Maidenform, Flexees, Lilyette, Sweet Nothings, Rendezvous, Subtract, Bodymates, and Self Expressions.

        Our Maidenform, Flexees and Lilyette brands are broadly sold in department stores (such as Macy's and Belk) and national chains (such as Kohl's and JCPenney). We also own brands for intimate apparel products that are distributed through select mass merchants. These brands carry our corporate endorsement and leverage our product technology, but are separate brands with distinctly different logos. For example, our Sweet Nothings branded products are sold in more than 3,740 Wal-Mart stores, of which 3,380 stores are in the United States, 240 stores are in Canada and 120 stores are in Mexico; our Bodymates branded products are sold in more than 520 Costco stores, 380 of which are domestic stores and 140 of which are international stores; and our Self Expressions branded products are sold in more than 1,400 Target stores in the United States and 260 Zellers' stores in Canada as well as distributed in Carrefour stores in Belgium. In addition to these brands, we selectively design and source private-label products for certain retailers.

        In the last few years, we have increased our net sales and profitability by investing in marketing our brands, introducing innovative new products and expanding a multi-brand, multi-channel distribution model while significantly lowering our cost structure through financial and operational discipline and initiatives. For example, we have successfully transitioned from operating our own manufacturing facilities to become a global sourcing company with all of our products manufactured by third parties. As a result of these initiatives, our net sales have grown from $263.4 million in 2002 to $422.2 million in 2007, representing a compound annual growth rate of 9.9%.

2007 FORM 10-K : 1 --

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

Effective multi-brand, multi-channel distribution model

        We offer a wide range of brands and products at various price points targeted at distinct distribution channels. This multi-channel strategy reduces our reliance on any single distribution channel, product, brand or price point. While the Maidenform, Flexees and Lilyette brands are generally sold in department stores and national chains, we market our other brands to other retailers in the national chain and mass merchant channels. Specifically, Sweet Nothings is sold at Wal-Mart stores, Rendezvous and Subtract are sold at Sears stores, Bodymates is sold at Costco stores and Self Expressions is sold at Target stores and Zellers' stores. Additionally, we have select private brand relationships.

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

  •
  introducing the Maidenform Dream bra in 2005;

  •
  introducing the Lite Bra collection in 2006; and

  •
  introducing the Smooth Fit collection, which has patent pending technology, in early 2007.

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

-- 2 : MAIDENFORM BRANDS, INC.

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

OUR GROWTH STRATEGIES

        We intend to increase sales and profitability by strengthening our position in the intimate apparel industry through the following key strategic initiatives:

Continue to increase consumer identification with our brands

        We plan to increase our focus on marketing, especially for the Maidenform brand. We currently use substantial print media and point-of-sale hang-tags on our products to reinforce our brand image. Going forward, we will look to increase our total number of advertising impressions in a variety of media, including on-line, and coordinate these images with our cooperative advertising, outdoor advertising and point-of-sale materials to ensure that all touchpoints with our consumers reinforce the brand image. At the same time, we will continue to monitor the media where our advertisements are placed to ensure we are as effective as possible in reaching our core consumer. We are also focused on promoting our other brands, including Sweet Nothings, Rendezvous, Bodymates and Self Expressions. For our Flexees and Lilyette brands, we will continue to focus our marketing efforts at the point-of-sale, with informative hang-tags on the product that explain product benefits, and will continue to provide cooperative advertising support for inclusion in retailer-produced advertising.

Continue to launch innovative products

        We intend to build upon our past successes in innovation by continuing to be the first-to-market with new product features and designs. We plan to do this in a manner that expands our consumer base with limited impact on the sales of existing products. We expect that this will result in an increase in our inventory levels and the number of stock keeping units, or SKUs, we carry. To further assist us in this effort, we are planning to increase the size of our merchandising and design teams, as well as our support operations in Asia.

2007 FORM 10-K : 3 --

Increase market share in department stores and national chains

        We intend to increase market share in department stores and national chain stores by expanding and refreshing product offerings through innovative technology and design expertise within our core brands—Maidenform, Lilyette and Flexees. In addition, we will continue to support the advertising efforts of our retail partners through cooperative advertising programs and the aggressive pursuit of point-of-sale visual presentation that clearly represent our brands on the selling floors. We also intend to look at creating new brands, similar to Control It.

Expand presence in mass merchant channel

        The mass merchant channel continues to provide opportunity for us. We intend to aggressively pursue increased sales through organic growth and the expansion of selling space through the placement of new product categories. Additionally, we intend to explore the use of additional brands in order to gain new customers.

        Our global sourcing strategy has enabled us to develop product offerings that are priced competitively in the mass merchant channel and has recently afforded us the opportunity to launch new product concepts concurrently in the mass merchant and department stores and national chain stores channels. Our value/price product strategy has proven successful with the mass market consumer.

Expand our international presence

        Our products are currently distributed outside the United States in approximately 60 countries and territories, representing 9.1% of our net sales, the majority of which are generated in the United Kingdom, Canada and Mexico. We intend to continue to focus our international selling efforts in markets with consumer preferences similar to those found in the United States.

        In 2007, we experienced growth in the United Kingdom, Russia, the Benelux countries, Sweden, Finland and Germany. In Canada, we continue to expand the door distribution for Maidenform, Flexees and Lilyette within department stores, and expanded within the mass merchant channel of distribution. Our operations in Mexico experienced significant growth through the expansion of the mass merchant channel. We believe that there is a continuing opportunity to grow our brands and develop our presence in the international markets, both in the department and chain stores as well as mass merchants.

Continue to improve product sourcing

        We employ a sourcing strategy that expedites our speed to market. We source our products from a network of quality manufacturers in China, Indonesia, Thailand, Israel and the Philippines, among other countries. In most cases, we identify and mandate the raw materials and the sub-contractors we want these suppliers to use. In the future, we may source our products from Bangladesh, Cambodia, Egypt, India and other countries due to the easing of trade restrictions and the maturing of the infrastructure in these countries.

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

-- 4 : MAIDENFORM BRANDS, INC.

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

PRODUCTS AND BRANDS

        We sell a broad range of intimate apparel products including bras, panties and shapewear under the following brands:

Maidenform

        We sell a collection of bras and panties under the Maidenform brand primarily at department stores, national chain stores and our company-operated outlet stores and websites. Maidenform branded bras are best described as "everyday comfort" bras with excellent fit, feminine styling and consumer-friendly technology, offering a woman the perfect combination of style and function. The target consumer for Maidenform branded products are women between the ages of 25 and 65 with a career or active lifestyle, a sense of style, and an appreciation of how a comfortable, fit-flexible bra can improve the way they look in clothes.

Flexees

        Flexees is a collection of shapewear products sold primarily at department stores, national chain stores and our company-operated outlet stores and websites. Shapewear products create a more slimmed and toned appearance. Examples of shapewear include high leg briefs, full briefs, waist nipper briefs, waist nippers, body briefers, control slips and control camisoles. Flexees products serve as an under layer for all types of clothing, offering a woman comfort and flexibility while slimming and shaping. Flexees is designed with shape defining properties to provide a range of control from firm to lighter control. The target consumers of our Flexees products are women between the ages of 25 and 65. The Flexees product is categorized by level of control.

Lilyette

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

  •
  Bodymates: A collection of bras and panties sold at Costco.

  •
  Self Expressions: A collection of bras, panties and shapewear sold at Target in the United States and at Zellers' in Canada.

  •
  Private label: We selectively sell bras and shapewear under private labels for certain of our customers.

2007 FORM 10-K : 5 --

DISTRIBUTION CHANNELS

        Our Maidenform, Flexees and Lilyette brands are broadly sold in department stores (such as Macy's and Belk) and national chains (such as Kohl's and JCPenney). Our Sweet Nothings branded products are sold in Wal-Mart stores, our Rendezvous branded products are sold in Sears stores, our Bodymates branded products are sold in Costco stores and our Self Expressions branded products are sold in Target stores and Zellers' stores in Canada. These brands carry our corporate endorsement and leverage our product technology but are separate brands with distinctly different logos. In addition to these brands, we selectively design, develop and source private-label products for certain specialty retailers and a mass merchant. We currently operate 78 outlets stores and our websites, www.maidenform.com and www.maidenform.co.uk, through which we primarily sell our branded products.

        Our diversified brand and product portfolio allows us to target a variety of channels and price points without causing channel conflict. We operate in two segments, wholesale and retail. Our wholesale segment includes domestic wholesale distribution, international distribution and licensing. Our retail segment includes our company-operated outlet stores and our websites. In 2007, we derived approximately 87% of our net sales from our wholesale segment and approximately 13% of our net sales from our retail segment. We had three customers that each accounted for more than 10% of our net sales in 2007 and two customers that each accounted for more than 10% of our net sales in 2006 and 2005.

        In addition, our mix of products sold among bras, shapewear, and panties in the wholesale segment are summarized below:

	2007	2006	2005
Bras	68%	68%	68%
Shapewear	21%	22%	20%
Panties	11%	10%	12%

	100%	100%	100%

Domestic wholesale distribution

        We enjoy longstanding relationships with industry-leading customers in our wholesale channel. Our major wholesale customers include Macy's, JCPenney, Kohl's, Mervyns, Sears, Target, Wal-Mart and Costco. In 2007, net sales from our ten largest customers totaled $287.9 million, or 68.2% of total net sales, and 78.6% of our total wholesale net sales.

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

-- 6 : MAIDENFORM BRANDS, INC.

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

        Other.    Our net sales from this channel, which include sales to specialty retailers and to off-price retailers, have historically been a smaller component of our overall net sales. We participate in private brands in the specialty retailer area as opportunities present themselves. Because of fluctuations in opportunities in this channel, we continually reevaluate growth opportunities. Our licensing income is included in this channel as well as sales to foreign distributors.

        We will selectively target strategic acquisitions or a brand start-up to grow our consumer base and would utilize the acquired companies to complement the products, channels and geographic reach of our existing portfolio. We believe that acquisitions could enhance our product offerings to retailers and provide potential growth. We believe we can leverage our core competencies such as product development, brand management, logistics and marketing to create significant value from the acquired businesses. The opportunity to license designer brands is also a potential opportunity for us to grow our customer and consumer base.

        We also generate net sales from licensing our brand names to qualified partners for natural line extensions in the intimate apparel market such as sleepwear, teen bras, bra accessories, socks and slippers. Licensing royalties have accounted for less than 1% of our total net sales. Our licensed products are sold at department stores, national chains and mass merchants, at our company-operated outlet stores and through our websites. We believe this gives us the opportunity to introduce our brands to new consumers at a relatively early age. We believe that we can potentially expand our licensing activities beyond our current offerings.

Domestic retail distribution

        We sell our products directly to consumers through our 78 company-operated outlet stores and our websites.

        Company-Operated Outlet Stores.    We currently operate 78 outlet stores through which we primarily sell our branded products. In addition, we sell products such as sleepwear, bra accessories and teen bras under the Maidenform label which we purchase from our licensees and other third-party vendors. We regularly review our real-estate portfolio in order to optimize our store base. Our company-operated outlet stores reduce our dependence on off-price retailers, to which excess merchandise is typically sold at or below cost, and increase brand awareness through direct-to-consumer sales of our products. Our retail stores also provide us with a unique opportunity to test consumer response to new products in an environment entirely within our control. Our company-operated outlet stores have an average footprint size of approximately 2,400 square feet.

        The following table highlights the number of stores opened and closed since the beginning of 2005.

	2007	2006	2005
Beginning fiscal year	76	74	81
Open	8	7	2
Closed	(6)	(5)	(9)

Ending fiscal year	78	76	74

        Our Websites.    Our websites, which we operate through wholly owned subsidiaries, are designed to heighten brand awareness and serve as a channel for our products to be sold directly to consumers. Online sales are expected to increase as a result of our more contemporary target audience and our increased market share.

2007 FORM 10-K : 7 --

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

SALES AND MARKETING

        Existing and potential customers view our latest product lines and place orders during marketing periods that take place four times a year. Throughout the year, the majority of our products are continuously ordered on a replenishment basis, typically at weekly intervals. In addition, most of our customers order new styles, products or colors in advance in order to ensure sufficient quantities.

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

COMPETITION

        The intimate apparel industry is highly competitive. We believe, however, that our combination of brand strength, size, design capability and operational expertise position us well against our competitors. Competition is generally based upon product quality, brand name recognition, price, selection, customer service and purchasing convenience. Our primary competitors include Aerie by American Eagle, Cupid Foundations, Inc., Gap Inc., Fruit of the Loom, Inc., Hanesbrands, Inc., Jockey International, Inc., the Lane Bryant division of Charming Shoppes, Inc., the Soma division of Chico's, Inc., Spanx, Triumph International, the Victoria's Secret division of Limited Brands, Inc., Wacoal Corp. and The Warnaco Group, Inc. Additionally, department stores and national chain stores, specialty retailers and other retailers, including our customers, have significant private label product offerings that compete with us. Because of the highly fragmented nature of the industry, we also compete with many small manufacturers and retailers. Some of our competitors are much larger than us and have greater resources than we do.

        We offer a diversified portfolio of brands across a wide range of price points in several channels of distribution in an effort to appeal to a broad cross-section of consumers. We believe that our ability to serve multiple distribution channels with a diversified portfolio of products under widely recognized brand names is a competitive strength.

-- 8 : MAIDENFORM BRANDS, INC.

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

2007 FORM 10-K : 9 --

in 2001, the phase-out completed on January 1, 2005 was applicable to that country as well. Given this short time frame, however, a "safeguard" mechanism was established with respect to China only. The safeguard mechanism is a transition rule to protect against surges of imports from China that would disrupt the domestic market in such goods.

        On December 24, 2003, the U.S. government imposed a safeguard quota on imports of bras and other foundation garments. This quota was filled as of November 28, 2004, resulting in no imports of bras and certain shapewear products from China from this date through December 23, 2004. The U.S. government self-initiated a safeguard inquiry with respect to panties and imposed a safeguard quota that resulted in an embargo on panties imported from China into the United States, which foreclosed any such imports through the end of 2005. A new petition to impose another safeguard quota on the importation of bras and certain shapewear from China was also filed. These and other safeguard actions led to the negotiation of a three-year bilateral arrangement with China that sets quantitative restrictions on the importation of certain products, including panties, bras and certain shapewear products, with planned and predictable increases to those limits over the three-year period ending December 31, 2008. If there is growth in imports from China which exceed the negotiated increases in the annual quotas, ensuing embargoes could have a disruptive effect on the regular flow of products to fill orders. In anticipation of this possibility, we have been sourcing from other countries in the Asia-Pacific region and should be able to shift production as necessary in order to reduce the risk of adverse consequences from an embargo. The safeguard mechanism will expire and it is likely that no safeguard actions will be invoked after December 31, 2008 with respect to China.

        The European Union (EU) has entered into a trade agreement with China that established annual quantitative limitations on bras and other categories which resulted in an embargo on bras in 2005 and could result in an embargo on bras and other categories imported from China in 2008.

        Apart from safeguards with respect to China, there remain all of the normal protections of the General Agreement on Tariffs and Trade that might be invoked by the United States or any other country against China or any other trading party, such as anti-dumping petitions, anti-subsidy protections, and any action proving violation of WTO rules could lead to additional duties or tariffs. The United States and other countries in which our products are manufactured and sold may also change the classification of products which could increase the applicable duty rate. Any of these actions could impact our ability to import products at current or increased levels.

        Management regularly monitors new developments and risks related to duties, tariffs, quantitative limits and other trade-related matters pending with the United States and foreign governments for potential positive or negative effects on our operations. In response to the changing import environment resulting from the elimination of quotas, management has chosen to source 100% of our products. We limit our sourcing exposure through, among other measures, geographic diversification and shifts among countries and contractors. We will continue to manage our supply chain from a global perspective and adjust as needed to changes in the quota environment.

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

-- 10 : MAIDENFORM BRANDS, INC.

EMPLOYEES

        As of December 29, 2007, we had approximately 1,100 employees. We consider our relationships with our employees to be satisfactory and have not experienced any significant interruptions of operations due to labor disagreements since 1978. Our union employees are represented by UNITE-HERE and Local 153 of OPEIU. Our contract with UNITE-HERE, which covers approximately 214 employees at our Fayetteville and Iselin locations, expires on September 30, 2009. Our union contract with OPEIU, which covers 19 clerical employees at our headquarters in Iselin, New Jersey, expires on September 30, 2009.

AVAILABLE INFORMATION

        Our investor relations website can be accessed at www.maidenformbrands.com. There, we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, proxy statement, directors and officer reports on Form 3, Form 4 and Form 5, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). The information found on our website is not part of this or any other report we file with or furnish to the SEC. We also make available on our website the Maidenform Brands, Inc. Code of Ethics and Conduct, our Corporate Governance Guidelines, and the charters for the Audit, Compensation and Nominating and Corporate Governance Committees of the Board of Directors. You may also obtain copies of these reports and documents, free of charge, by writing to Maidenform Brands, Inc., 485F US Highway 1 South, Iselin, New Jersey 08830.

2007 FORM 10-K : 11 --

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

        We depend on a limited number of customers for a significant portion of our sales. Net sales from our ten largest customers totaled 68.2%, 68.9% and 64.5% of our total net sales during 2007, 2006 and 2005, respectively. We expect that these customers will continue to represent a significant portion of our net sales in the future. Three customers each accounted for more than 10% of our net sales in 2007 and two customers each accounted for more than 10% of our net sales in 2006 and 2005.

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

-- 12 : MAIDENFORM BRANDS, INC.

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

        The intimate apparel industry is highly competitive. Competition is generally based upon product quality, brand name recognition, price, selection, service and purchasing convenience. Both branded and private brand manufacturers compete in the intimate apparel industry. Our primary competitors include Aerie by American Eagle, Cupid Foundations Inc., Gap Inc., Fruit of the Loom, Inc. Hanesbrands, Inc., Jockey International, Inc., the Lane Bryant division of Charming Shoppes, Inc., the Soma division of Chico's, Inc., Spanx, Triumph International, the Victoria's Secret division of Limited Brands, Inc., Wacoal Corp., and The Warnaco Group, Inc. Because of the highly fragmented nature of the balance of the industry, both domestically and internationally, we also compete with many small manufacturers and retailers. Additionally, department stores, specialty retailers and other retailers, including our customers, have significant private brand product offerings that compete with us, and these retailers may choose to source these private brand product offerings directly from third-party manufacturers.

        Specialty retailing has grown at a faster rate in recent years than the industry in general and more than department stores and national chain stores, to which we sell the majority of our products, in particular. Furthermore, many specialty retailers primarily sell private brand products, and we cannot predict the future growth, if any, for our products with specialty retailers.

        Many of our competitors have significantly greater financial, marketing and other resources, broader product lines outside of intimate apparel and a larger customer base than we have. As a result, these competitors may be able to:

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

2007 FORM 10-K : 13 --

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

-- 14 : MAIDENFORM BRANDS, INC.

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

Our leverage could adversely affect our financial condition.

        Our indebtedness could have significant negative consequences. For example, it could:

  •
  increase our sensitivity to interest rate fluctuations;

  •
  limit our ability to obtain additional financing to fund future working capital, capital expenditures, and other general corporate requirements, or to carry out other aspects of our business plan;

  •
  require us to dedicate a portion of our cash flows from operations to pay principal of, and interest on, our indebtedness, thereby reducing the availability of that cash flow to fund working capital, capital expenditures or other general corporate purposes, or to carry out other aspects of our business plan;

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

2007 FORM 10-K : 15 --

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

-- 16 : MAIDENFORM BRANDS, INC.

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

        Our operations are, or may become, subject to various existing and proposed international trade agreements and regulations such as the North American Free Trade Agreement, the Central American Free Trade Agreement and the Caribbean Basin Initiative, and the activities and regulations of the World Trade Organization, or WTO. These trade agreements can impose requirements that negatively affect our business, such as limiting the countries from which we can source our products, restricting availability of raw material sourcing by requiring fabric from a particular country and setting quantitative limits on products that may be imported from a particular country. We are exposed to these risks as we import goods from third-party suppliers in Asia and other regions in the World. Our suppliers may have to pay additional charges for allocation of quota for goods produced in China which could impact the supply of product and cost of product.

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

        Adverse changes in these costs and restrictions could interrupt production in offshore facilities or delay receipt of our products in the United States and international markets, which would harm our business. Safeguard actions have been initiated in the past with respect to panties and bras by the United States. The United States entered into a three-year bilateral agreement with China setting quantitative limits on imports on panties, bras and certain shapewear products that could result in embargoes in 2008. Similarly, the European Union (EU) has entered into a trade agreement with China that has resulted in annual quantitative limitations on bras and other categories that did result in an embargo on bras in 2005 and could result in an embargo on bras and other categories imported from China in 2008. Furthermore, future trade agreements could provide our competitors with an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, results of operations or financial condition.

2007 FORM 10-K : 17 --

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

  •
  the inability to change management in these other countries due to applicable local law, severance obligations and social norms;

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

        Our distribution centers in Fayetteville, North Carolina and Shannon, Ireland serve our domestic and foreign customers. We do not have a backup facility or any alternate distribution arrangements in place. In the event that we experience problems at our distribution centers that impede the timeliness or fulfillment quality of the products being distributed, or that any of our distribution centers is partially or completely destroyed, becomes inaccessible, or is otherwise not fully usable, it would have a material adverse effect on our ability to distribute our products, which in turn would have a material adverse effect on our net sales, profitability, financial condition and operating performance.

-- 18 : MAIDENFORM BRANDS, INC.

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

2007 FORM 10-K : 19 --

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

Our operations are dependent on our information technology systems and infrastructure which may suffer failures or business interruptions that could cause loss of data and increase our operating costs.

        Our computer and communication systems and other operations are vulnerable to damage, interruption or failure as a result of, among other things, power or telecommunications failures, hardware failures or software errors; human error; computer viruses, acts of vandalism or sabotage (and resulting potential lapses in security), both internal and external; natural disasters, fires, floods or other acts of God; acts of war or terrorism or other armed hostility; and loss of support services from third parties, including those to whom we outsource aspects of our computer infrastructure critical to our business.

        We cannot assure you that we will not experience systems failures. In these circumstances, our redundant systems or disaster recovery plans may not be adequate. Similarly, although our service providers generally have disaster recovery plans, we cannot be certain that these plans will be adequate or implemented properly. In addition, our business interruption insurance may not adequately compensate us for losses that may occur.

        We also cannot assure you that we have sufficient personnel to properly respond to system problems. We internally support and maintain many of our computer systems and networks. Our failure to monitor or maintain these systems and networks or, if necessary, to find a replacement for this technology in a timely and cost-effective manner would have a material adverse effect on our business, financial condition and results of operations.

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

-- 20 : MAIDENFORM BRANDS, INC.

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

  •
  complete our $25.0 million stock repurchase program;

  •
  respond to unanticipated capital needs; and

  •
  develop new internal or licensed brands.

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

2007 FORM 10-K : 21 --

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

-- 22 : MAIDENFORM BRANDS, INC.

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

2007 FORM 10-K : 23 --

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

        At December 29, 2007, we had approximately $49.2 million of federal and state net operating loss carryforwards available for future utilization during the years 2008 through 2023. To the extent any sales of common stock by us or certain of our stockholders results in an "ownership change" within the meaning of Section 382 of the Internal Revenue Code ("Section 382"), we may not be able to realize certain of these net operating loss carryforwards existing at the date of such ownership change or the timing of when we can use these net operating loss carryforwards may be modified. For more information regarding these potential income tax benefits and our net operating loss carryforwards, see notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

        As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules of the New York Stock Exchange (NYSE). The requirements of these rules and regulations have in the past increased, and may further increase in the future, our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our systems and

-- 24 : MAIDENFORM BRANDS, INC.

resources. The Securities Exchange Act of 1934 requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we report on the effectiveness of our disclosure controls and procedures, and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures, and internal control over financial reporting, significant resources and management oversight will be required. In addition, beginning with our 2006 fiscal year, we were required to comply with Section 404 of the Sarbanes-Oxley Act. As a result, management's attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our Board of Directors and qualified members of our management team.

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

2007 FORM 10-K : 25 --

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

        As of February 29, 2008, our executive officers, directors, current 5% or greater stockholders and affiliated entities (based upon the most recent filings with the SEC with respect to each such stockholder) together beneficially own approximately 55% of our common stock outstanding. Among the 5% or greater stockholders as of the same date, Ares Corporate Opportunities Fund, L.P. ("Ares"), who is our largest stockholder, beneficially owned approximately 17% of our common stock outstanding. As a result, these stockholders, should they act together, may be able to influence or control matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. These stockholders may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

-- 26 : MAIDENFORM BRANDS, INC.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None

2007 FORM 10-K : 27 --

ITEM 2. PROPERTIES

        In 2007, we relocated our corporate headquarters to leased premises of approximately 67,000 square feet located in Iselin, New Jersey. This lease expires in May 2017. Our previous headquarters located in Bayonne, New Jersey, which we own, is currently held for sale and is approximately 98,700 square feet.

        We currently lease our 11,250 square foot New York City showroom, which is located at 200 Madison Avenue. The lease for the showroom expires on June 30, 2016.

        We have two distribution centers which are located in Fayetteville, North Carolina and one distribution center which is located in Shannon, Ireland. We own one distribution center located in Fayetteville, North Carolina which has approximately 262,000 square feet. The second distribution center is a leased facility and has approximately 148,000 square feet. This lease expires on December 31, 2012. Both of these distribution centers serve our U.S. and Canadian operations. We currently lease our distribution center located in Shannon, Ireland, which is approximately 21,000 square feet and serves our European markets. This lease expires on May 26, 2016, but may be terminated by us at any time on one year's notice.

        We currently operate 78 outlet stores in 27 states and Puerto Rico. All of these store locations are leased with an average remaining lease period of 2.3 years and lease expiration dates ranging from 2008 to 2015. We also lease space for a sourcing office in Hong Kong.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to our stockholders during the fourth quarter of 2007.

-- 28 : MAIDENFORM BRANDS, INC.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range and Number of Holders

        Since July 22, 2005, Maidenform Brands, Inc.'s common stock has been traded on the New York Stock Exchange under the symbol MFB. Prior to July 22, 2005, Maidenform Brands, Inc.'s common stock was not publicly traded. The last reported sales price per share of Maidenform Brands, Inc.'s common stock on February 29, 2008 was $12.37, and on that date there were approximately 8 holders of record of Maidenform Brands, Inc.'s common stock.

        The following table sets forth for the period indicated the high and low sales price per share of common stock as reported by the New York Stock Exchange:

Fiscal 2007	High	Low
First quarter	$23.47	$17.46
Second quarter	23.85	18.35
Third quarter	21.22	15.41
Fourth quarter	16.22	12.05

Fiscal 2006	High	Low
First quarter	$13.47	$8.76
Second quarter	12.76	10.76
Third quarter	19.30	12.38
Fourth quarter	22.15	17.99

2007 FORM 10-K : 29 --

Stock Performance Graph

        The graph depicted below compares the performance of the Company's common stock with the cumulative total return of the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the Peer Group Index from July 22, 2005, the first day of trading of the Company's common stock after our initial public offering, plus reinvested dividends and distributions through December 29, 2007, the last day of our fiscal year.

        Pursuant to the SEC's rules, the Company created a peer group index with which to compare its own stock performance since a relevant published industry or line-of-business index does not exist. Because the Company was the only stand-alone publicly traded intimate apparel company in the U.S. through September 2006, no grouping could closely mirror the Company's businesses or weight those businesses to match the relative contributions of each of the Company's business segments to the Company's performance. The Company has selected a grouping of companies that it believes share similar characteristics to its own. All of the companies included in the Peer Group Index were, for the relevant period, engaged in some of the businesses in which the Company is engaged or are companies that are not engaged in businesses in which the Company participates but it believes share some similar characteristics with our Company. The companies included in the Peer Group Index are as follows: Hartmarx Corp., Hanesbrands Inc., Jones Apparel Group Inc., Kellwood Co., Oxford Industries Inc., Perry Ellis International, Phillips-Van Heusen Corp, Inc., Polo Ralph Lauren Corp., VF Corp., and Warnaco Group Inc. The Peer Group Index was revised from the prior year to remove Tommy Hilfiger Corp., as it is no longer a public company, and to add Hanesbrands Inc., as it became a public company during the prior year.

Comparison of Cumulative Total Return

Notes:

(1)
The graph covers the period from the market close on July 22, 2005, the first trading day of our common stock following the Company's initial public offering, to December 29, 2007.

(2)
The graph assumes that $100 was invested at the market close on July 22, 2005 in the Company's common stock, in the S&P 500 Index and the Peer Group Index, and that all dividends were reinvested. No cash dividends have been declared on the Company's common stock.

(3)
Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

-- 30 : MAIDENFORM BRANDS, INC.

Issuer Purchases of Equity Securities

        In August 2007, the Board of Directors increased our stock repurchase program by an additional $12.6 million increasing the amount then available under the plan to $25.0 million. We are authorized to make repurchases from time to time in the open market as market conditions warrant and pursuant to other parameters set by our Board of Directors. From August 2007 through December 29, 2007, we purchased $12.5 million of common stock at an average price of $15.59 per share.

Period	Total number of shares repurchased	Average price paid per share	Total number of shares repurchased as part of publicly announced program	Maximum dollar value of shares that may yet be repurchased under the program
December 31, 2006 – February 3, 2007	—	$—	—	$—
February 4 – March 3, 2007	—	—	—	—
March 4 – March 31, 2007	—	—	—	—
April 1 – May 5, 2007	—	—	—	—
May 6 – June 2, 2007	—	—	—	—
June 3 – June 30, 2007	—	—	—	—
July 1 – August 4, 2007	—	—	—	—
August 5 – September 1, 2007	324,700	16.75	324,700	19,562,348
September 2 – September 29, 2007	95,900	16.40	95,900	17,989,890
September 30 – November 3, 2007	213,250	15.32	213,250	14,722,344
November 4 – December 1, 2007	169,700	13.25	169,700	12,473,816
December 2 – December 29, 2007	—	—	—	—

Total	803,550	$15.59	803,550	$12,473,816

Dividend Policy

        We have never paid, and currently do not have any plans to pay, cash dividends on our common stock, although we may explore the advisability of beginning to pay a cash dividend in the future. The payment of cash dividends would require the consent of the lenders under our existing credit facility. Furthermore, any determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, and such other factors as our Board of Directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information regarding our equity compensation plans is hereby incorporated by reference to the table in Item 12 of this Form 10-K.

2007 FORM 10-K : 31 --

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

        The following table sets forth selected financial data as of and for the five fiscal years ended December 29, 2007.

	Successor(2)				Predecessor(1)
				For the period from May 11, 2004 through January 1, 2005	For the period from December 28, 2003 through May 10, 2004	For the year ended
	For the years ended
	December 29, 2007	December 30, 2006	December 31, 2005			December 27, 2003
	(in thousands, except share and per share amounts)
OPERATING DATA:
Wholesale	$366,121	$360,647	$327,799	$176,515	$105,225	$238,400
Retail	56,043	56,188	54,370	38,098	17,190	54,473

Net sales	422,164	416,835	382,169	214,613	122,415	292,873
Cost of sales(3)	256,365	260,083	247,037	151,954	77,113	189,225

Gross Profit	165,799	156,752	135,132	62,659	45,302	103,648
Selling, general and administrative expenses(4)	97,880	101,238	101,604	59,973	31,960	80,094
Acquisition-related charges(5)	—	—	—	—	14,286	—

Operating income (loss)	67,919	55,514	33,528	2,686	(944)	23,554
Interest expense, net(6)	9,029	8,521	15,853	7,622	2,180	1,445

Income (loss) before income taxes	58,890	46,993	17,675	(4,936)	(3,124)	22,109
Income tax expense (benefit)(7)	24,686	19,231	8,735	(1,568)	1,122	(4,921)

Net income (loss)	34,204	27,762	8,940	(3,368)	(4,246)	27,030
Preferred stock dividends and changes in redemption value(8)	—	—	(17,264)	(4,756)	—	—

Net income (loss) available to common stockholders	$34,204	$27,762	$(8,324)	$(8,124)	$(4,246)	$27,030

EARNINGS (LOSS) PER SHARE DATA(9)(10):
Basic earnings (loss) per common share	$1.50	$1.21	$(0.39)	$(0.41)	$(0.31)	$1.93

Diluted earnings (loss) per common share	$1.43	$1.15	$(0.39)	$(0.41)	$(0.31)	$1.88

Basic weighted average number of shares outstanding	22,815,398	23,024,986	21,451,654	19,800,000	13,727,879	14,034,230

Diluted weighted average number of shares outstanding	23,960,606	24,194,468	21,451,654	19,800,000	13,727,879	14,404,130

Dividends per share	$—	$—	$—	$—	$—	$3.64

(footnotes appear on following page)

-- 32 : MAIDENFORM BRANDS, INC.

BALANCE SHEET DATA (end of period):
Cash and cash equivalents	$16,602	$14,617	$30,978	$23,212	$1,234
Total assets	279,651	244,853	247,348	244,131	153,332
Total indebtedness, including current maturities	89,725	110,000	137,500	147,750	48,035
Redeemable preferred stock	—	—	—	41,491	—
Common stock subject to put option	—	—	—	6,356	—
Total stockholders' equity (deficit)	99,617	74,901	52,703	(1,122)	68,269

NOTES TO SELECTED FINANCIAL DATA

(1)
Predecessor periods include all periods prior to the Acquisition that occurred on May 11, 2004. The fiscal year 2003 includes 52 weeks. The Predecessor period from December 28, 2003 through May 10, 2004 includes 19 weeks.

(2)
The Successor period from May 11, 2004 through January 1, 2005 includes 34 weeks. Fiscal years 2007, 2006 and 2005 include 52 weeks.

(3)
Includes $19.8 million of non-cash purchase accounting adjustments to record inventory at fair market value on May 11, 2004 that was subsequently sold in the Successor period from May 11, 2004 through January 1, 2005.

(4)
Our pension plan was frozen effective January 1, 2007 for current employee participants and closed to new entrants. In connection with this freeze, we recognized a non-cash curtailment gain of $6.3 million, reflected in selling, general and administrative expenses in 2007.

(5)
Acquisition-related charges of $14.3 million for the Predecessor period from December 28, 2003 through May 10, 2004 include $6.6 million for sellers' transaction fees and expenses, $2.0 million in special compensation paid to management, $5.6 million in stock-based compensation expense from settlement of stock options, and $0.1 million of other Acquisition-related charges.

(6)
Interest expense includes charges of $2.4 million for deferred financing fees in connection with the refinancing of our credit facility in 2007, $4.9 million for deferred financing fees in connection with the amendment of the first lien facilities and the prepayment of the second lien facility during 2005, charges of $0.4 million for a debt redemption premium paid in connection with the retirement of all of the Predecessor's outstanding debt at May 10, 2004 and $0.8 million for deferred financing fees in connection with the retirement of all of Predecessor's outstanding debt at May 10, 2004.

(7)
Section 382 imposes limitations on a corporation's ability to utilize its net operating losses (NOLs) if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the sixty-month period after the ownership change. Upon emergence from bankruptcy, our NOLs were subject to Section 382 limitations. Additionally, as a result of the Acquisition, we experienced a change in control, as defined by Section 382. As a result of this ownership change, the utilization of our NOLs were subject to a new annual limitation under Section 382. Based on fair values of certain assets as determined in connection with the Acquisition, we had approximately $66.7 million of deemed built-in gains that are anticipated to be recognized or deemed recognized during the aforementioned sixty-month period. Subsequent to the Acquisition, sales of our shares by others, including the initial public offering in July

2007 FORM 10-K : 33 --

  2005, have resulted in additional changes in control for the purpose of Section 382; however, the annual limitation of our NOLs has not changed. At December 29, 2007, we had approximately $49.2 million of federal and state NOLs available for future utilization during the years of 2008 through 2023. During 2007, our combined limitation for our NOLs was approximately $11.7 million and we utilized approximately $11.7 million of NOLs. During 2006, our combined limitation for our NOLs was approximately $12.1 million and we utilized approximately $12.1 million of NOLs. During 2005, our combined limitation for our NOLs was approximately $20.9 million and we utilized approximately $18.9 million of NOLs with the remaining NOLs utilized in 2006. During the Successor period May 11, 2004 through January 1, 2005, we utilized approximately $16.0 million. During the Predecessor year 2003, we utilized approximately $14.1 million of NOLs. For 2002, we had a valuation allowance against our net deferred tax assets due to the uncertainty of the future recognition of such assets as a result of prior financial results and timing of NOL expirations. During 2003, we concluded that it was more likely than not that the net deferred tax assets would be realized in future periods and the valuation allowance in the amount of $52.7 million was reversed. The reversal of the valuation allowance reduced the carrying value of goodwill by $28.3 million and increased additional paid-in capital by $19.0 million. See notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(8)
All outstanding shares of preferred stock, including shares of preferred stock acquired upon the exercise of all outstanding options to purchase shares of our preferred stock, were redeemed in connection with our initial public offering in July 2005.

(9)
As a result of the Acquisition, our capital structure and the number of outstanding shares were changed. Accordingly, earnings per share in Predecessor periods are not comparable to earnings per share in the Successor period.

(10)
For the calculation of earnings per share, see notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

-- 34 : MAIDENFORM BRANDS, INC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with our audited consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The discussion of our results of operations and financial condition includes various forward- looking statements about our markets, the demand for our products, and our future results and is intended to provide the reader of our audited consolidated financial statements with a narrative discussion about our business. This discussion is presented in the following sections:

  •
  Management Overview,

  •
  Results of Operations,

  •
  Liquidity and Capital Resources, and

  •
  Critical Accounting Policies.

        We based our statements on assumptions or estimates that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in Item 1A., "Risk Factors" included elsewhere in this Annual Report on Form 10-K.

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

2007 FORM 10-K : 35 --

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

-- 36 : MAIDENFORM BRANDS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

        Cost of Sales.    We outsource all manufacturing of the products we sell and, therefore, the principal elements of our cost of sales are for finished goods inventories purchased from our sourced vendors. Included in cost of sales and affecting our overall gross margins are freight expenses from the manufacturers to our distribution centers in situations where such expenses are charged separately. Also included in cost of sales is the cost of warehousing, labor and overhead related to receiving and warehousing at our distribution centers, and depreciation of assets related to our receiving and warehousing in our distribution centers. Direct labor, cost of fabrics, as well as raw materials for fabrics, are the primary components driving the overall cost of our sourced finished goods inventories from our sourcing vendors.

        Selling, General and Administrative Expenses (SG&A).    Our SG&A include all of our marketing, selling, distribution and general and administrative expenses for both the wholesale and retail segments (which include our retail outlet store payroll and related benefits), and rent expense. General and administrative expenses include management payroll,

2007 FORM 10-K : 37 --

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

benefits, travel, information systems, accounting, insurance and legal. Additionally, depreciation related to the shipping function in our distribution centers and our corporate office assets such as furniture, fixtures, and equipment, as well as amortization of intellectual property, is included in SG&A.

        Income Taxes.    We account for income taxes using the liability method, which recognizes the amount of income tax payable or refundable for the current year and recognizes deferred tax liabilities and assets for the future tax consequences of the events that have been recognized in the financial statements or tax returns. For those uncertain tax positions where it is "more likely than not" that a tax benefit will be sustained, we have recorded the tax benefit. For those income tax positions where it is not "more likely than not" that a tax benefit will be sustained, no tax benefit has been recognized. Where applicable, associated interest and penalties are also recorded. We routinely evaluate all deferred tax assets to determine the likelihood of their realization and record a valuation allowance if it is more likely than not that a deferred tax asset will not be realized. For more information, see notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

        Net operating loss carryforwards (NOLs) enable a company to apply net operating losses incurred during a current period against a future period's profits in order to reduce cash tax liabilities in those future periods. In periods when a company is generating operating losses, its NOLs will increase. The tax effect of the NOLs is recorded as a deferred tax asset. If the company does not believe that it is more likely than not that it will be able to utilize the NOLs, it records a valuation allowance against the deferred tax asset. Additionally, Section 382 imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the sixty-month period after the ownership change. Upon emergence from bankruptcy in 1999, our NOLs were subject to Section 382 limitations. As a result of the Acquisition, we experienced a change in control as defined by Section 382. As a result of this ownership change, the utilization of our NOLs were subject to a new annual limitation under Section 382. Subsequent to the Acquisition, sales of our shares by others, including the initial public offering in July 2005, have resulted in additional changes in control for the purpose of Section 382; however, the annual limitation of our NOLs has not changed. Based on fair values of certain assets as determined in connection with the Acquisition, we had approximately $66.7 million of deemed built-in gains that are anticipated to be recognized or deemed recognized during the aforementioned sixty-month period. At December 29, 2007, we had approximately $49.2 million of federal and state NOLs available for utilization in the years from 2008 through 2023.

-- 38 : MAIDENFORM BRANDS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

	For the years ended
	December 29, 2007	December 30, 2006	December 31, 2005
	(in millions)
OPERATING DATA:
Wholesale sales	$366.2	$360.6	$327.8
Retail sales	56.0	56.2	54.4

Net sales	422.2	416.8	382.2
Cost of sales	256.4	260.0	247.1

Gross profit	165.8	156.8	135.1
Selling, general and administrative expenses	97.9	101.3	101.6

Operating income	$67.9	$55.5	$33.5

	As a percentage of net sales
	For the years ended
	December 29, 2007	December 30, 2006	December 31, 2005
OPERATING DATA:
Wholesale sales	86.7%	86.5%	85.8%
Retail sales	13.3	13.5	14.2

Net sales	100.0	100.0	100.0
Cost of sales	60.7	62.4	64.7

Gross profit	39.3	37.6	35.3
Selling, general and administrative expenses	23.2	24.3	26.6

Operating income	16.1%	13.3%	8.7%

        Our net sales are derived from two segments, wholesale and retail. Our net sales within the wholesale segment are grouped by channel, based upon the brands we sell and the customers we sell them to, as follows: (1) department stores and national chain stores, (2) mass merchants and (3) other.

        Our department stores and national chain stores channel primarily consists of sales of our Maidenform, Flexees, Lilyette, and private brands on a worldwide basis to customers within this category. Within the mass merchant channel, we sell brands such as Sweet Nothings, Bodymates, Self Expressions and private brands that are primarily dedicated to specific customers. These brands are all sold on a worldwide basis to mass merchants and, to a lesser degree, warehouse clubs. Our remaining sales are grouped within a channel designated as other and include private brand products sold to specialty retailers and all brand sales to off-price retail stores. In addition, we include licensing income as well as sales to foreign distributors in our other channel.

2007 FORM 10-K : 39 --

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	For the years ended
	December 29, 2007	December 30, 2006	$ Change	% Change
	(in millions)
Department Stores and National Chain Stores	$224.1	$222.8	$1.3	0.6%
Mass Merchants	96.1	91.8	4.3	4.7
Other	46.0	46.0	—	—

Total Wholesale	366.2	360.6	5.6	1.6

Retail	56.0	56.2	(0.2)	-0.4

Total Consolidated Net Sales	$422.2	$416.8	$5.4	1.3%

Fiscal year ended December 29, 2007 compared with fiscal year ended December 30, 2006 (52 weeks in each fiscal year)

        Net Sales.    Consolidated net sales increased $5.4 million, or 1.3%, from $416.8 million in 2006 to $422.2 million in 2007. Wholesale segment net sales increased by $5.6 million, or 1.6%, from $360.6 million in 2006 to $366.2 million in 2007. Net sales in our retail segment decreased by $0.2 million, or 0.4%, from $56.2 million in 2006 to $56.0 million in 2007. Total international sales, which are included in the wholesale segment, increased $9.9 million, or 34.7%, from $28.5 million in 2006 to $38.4 million in 2007.

        Of the $5.6 million increase in the wholesale segment, $4.3 million of this increase was due to growth in net sales in the mass merchant channel, which included an increase of $5.4 million in international mass merchant channel sales. This increase in mass merchant channel net sales is despite a reduction of $15.4 million in private label sales in this channel throughout 2007 as we focused on driving our branded business. An additional $1.3 million increase in net sales came from department stores and national chain stores. Growth in this channel was primarily driven by a solid performance in our full-figure Lilyette brand and our Maidenform brand. Other net sales remained unchanged at $46.0 million when compared to 2006 although we had a decrease in net sales to specialty retailers of $10.1 million offset by increased sales to our international distributors, higher sales from an off-price retailer and liquidation sales, and increased licensing income. Our international sales, which are included across all three channels of the wholesale segment, increased $9.9 million to $38.4 million in 2007 largely driven by increased sales in countries such as Mexico, Canada and the United Kingdom.

        Retail segment net sales decreased $0.2 million. We operated 78 outlet stores at the end of 2007 as compared to 76 stores at the end of 2006 and same store sales, defined as stores that have been open for more than one year, decreased 1.5%. Our internet sales increased $0.4 million from $3.4 million in 2006 to 3.8 million in 2007.

        Gross Profit.    Consolidated gross profit increased by $9.0 million, or 5.7%, from $156.8 million in 2006 to $165.8 million in 2007. As a percentage of net sales, gross profit increased by 1.7 percentage points from 37.6% in 2006 to 39.3% in 2007.

        Gross profit from our wholesale segment increased by $9.5 million, or 7.6%, from $124.9 million in 2006 to $134.4 million in 2007. As a percentage of net sales, gross profit from our wholesale segment increased by 2.1 percentage points from 34.6% in 2006 to 36.7% in 2007. The majority of this increase was a result of product cost re-engineering activities impacting our gross margin, other sourcing initiatives, as well as the mix of customers and products.

-- 40 : MAIDENFORM BRANDS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Gross profit from our retail segment decreased by $0.5 million, or 1.6%, from $31.9 million in 2006 to $31.4 million in 2007. As a percentage of net sales, gross profit from our retail segment decreased by 0.7 percentage points from 56.8% in 2006 to 56.1% in 2007. This decrease was largely driven by a change in the overall product mix and partially offset by cost improvements from our sourcing initiatives.

        Selling, General and Administrative Expenses (SG&A).    Our consolidated SG&A decreased by $3.4 million, or 3.4%, from $101.3 million in 2006 to $97.9 million in 2007. As a percentage of net sales, SG&A was 23.2% for 2007 and 24.3% for 2006. Consolidated SG&A for 2007 included a non-cash pension curtailment gain of $6.3 million as discussed below. Excluding this pension curtailment gain, consolidated SG&A increased $2.9 million, or 2.9%.

        Wholesale segment SG&A, which include corporate-related expenses, decreased by $3.9 million, or 5.3%, to $69.7 million in 2007 from $73.6 million in 2006. As a percentage of net sales, wholesale segment SG&A decreased from 20.4% in 2006 to 19.0% in 2007. Our pension plan was frozen effective January 1, 2007 for current employee participants and closed to new entrants. As a result, we recognized a non-cash curtailment gain of $6.3 million and reported this gain in our wholesale segment SG&A. Wholesale segment SG&A, excluding this curtailment gain, increased by $2.4 million, or 3.3%, to $76.0 million for 2007. As a percentage of net sales, excluding this curtailment gain, wholesale segment SG&A increased slightly from 20.4% for 2006 to 20.8% for 2007. The increase of $2.4 million is a result of increased payroll and related benefits of $1.5 million, including stock-based compensation of $0.6 million. Partially offsetting the increase in payroll and related benefits was a reduction in incentive compensation expense of $0.9 million. In addition, workers' compensation and medical expenses increased $3.5 million associated with increased claims in 2007, occupancy related costs increased $1.1 million in connection with the relocation of our corporate headquarters and a new leased distribution center, and other expenses increased by $1.3 million. Partially offsetting these increases were decreased pension expense of $2.1 million associated with the pension plan freeze and decreased professional fees of $1.6 million primarily associated with Sarbanes-Oxley compliance. In addition, advertising expense decreased $1.3 million as a result of our decision to retain a new advertising agency with a new campaign scheduled for launch in spring 2008.

        Retail segment SG&A increased by $0.5 million, or 1.8%, to $28.2 million in 2007 from $27.7 million in 2006. As a percentage of net sales, retail segment SG&A increased from 49.3% in 2006 to 50.4% in 2007. This increase of $0.5 million was primarily a result of additional outlet stores.

        Operating Income.    Our consolidated operating income increased $12.4 million, or 22.3%, from $55.5 million in 2006 to $67.9 million in 2007. Operating income, as a percentage of net sales, increased from 13.3% in 2006 to 16.1% in 2007. Excluding the curtailment gain mentioned above, operating income for 2007 increased $6.1 million, or 11.0%, to $61.6 million.

        For the foregoing reasons, operating income for the wholesale segment was $64.7 million in 2007 as compared to $51.3 million in 2006. Excluding the curtailment gain mentioned above, operating income for the wholesale segment for 2007 increased $7.1 million, or 13.8%, to $58.4 million and operating income for the retail segment decreased $1.0 million from $4.2 million in 2006 to $3.2 million in 2007.

        Interest Expense, Net.    Interest expense, net increased by $0.5 million, or 5.9% from $8.5 million in 2006 to $9.0 million in 2007. The increase was a result of expensing deferred financing costs of $2.4 million as a result of refinancing our credit facility on June 15, 2007. This increase was partially offset by reduced interest expense resulting from lower average debt outstanding in 2007 compared to 2006. The average balance of total debt outstanding decreased from $126.7 in 2006 to $98.8 million in 2007. The average interest rate during 2006 was 6.5% as compared to an average interest rate of 6.6% in 2007.

2007 FORM 10-K : 41 --

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Income Taxes.    Income tax expense in 2007 was $24.7 million as compared to $19.2 million in 2006. The effective tax rate for 2007 was 41.9% as compared to 40.9% for 2006. This increase in the effective income tax rate was primarily the result of foreign taxes and interest expense associated with the continuing effect of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes."

        Because of significant net operating loss carryforwards (NOLs) available to offset income taxes payable, our cash income taxes to be paid are expected to be at a rate lower than our effective income tax rate.

        Net Income.    For the foregoing reasons, our net income increased from $27.8 million in 2006 to $34.2 million in 2007. Excluding the curtailment gain and the deferred financing costs mentioned above, net income for 2007 increased $4.0 million, or 14.4%, when compared to the same period last year.

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

-- 42 : MAIDENFORM BRANDS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

        Interest Expense, Net.    Interest expense, net decreased by $7.3 million, or 46.2% from $15.8 million in 2005 to $8.5 million in 2006. This decrease was primarily the result of a lower average debt outstanding at a lower average

2007 FORM 10-K : 43 --

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

        Preferred Stock Dividends and Changes in Redemption Value.    In 2005, preferred stock dividends and changes in redemption value, including a special preferred stock dividend, were $17.3 million. All outstanding shares of preferred stock, including shares of preferred stock acquired upon the exercise of all outstanding options to purchase shares of our preferred stock, were redeemed in connection with our initial public offering in July 2005.

        Net Income (Loss) Available to Common Stockholders.    For the foregoing reasons, our net income (loss) available to common stockholders increased from a loss of $8.3 million in 2005 to income of $27.8 million in 2006.

LIQUIDITY AND CAPITAL RESOURCES

        Our cash requirements are primarily for working capital, debt service, our stock repurchase program and capital expenditures. Our primary source of liquidity will continue to be cash flows from operations and borrowings under our Revolving Loan (defined below).

        In 2008, we expect to spend a total of approximately $9.0 million on capital expenditures, driven by information technology upgrades including system enhancements specifically related to our corporate and distribution operations.

        We had $16.6 million and $14.6 million in cash and cash equivalents as of December 29, 2007 and December 30, 2006, respectively. The increase in cash of $2.0 million is primarily a result of an increase in net income and favorable changes in working capital compared to 2006, partially offset by debt prepayments of $20.0 million, purchases of our common stock of $12.5 million, and capital expenditures made during 2007.

        On June 15, 2007, we entered into a credit agreement, consisting of a 7-year, $100.0 million amortizing first lien term loan (the "Term Loan") and a 5-year, $50.0 million revolving loan facility (the "Revolving Loan," and together with the Term Loan, the "Credit Facility"). The Revolving Loan provides for direct borrowings and issuance of stand-by letters of credit on our behalf. We use the letters of credit as collateral for our workers' compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. Borrowings are limited by the borrowing base, which consists of 85.0% of eligible accounts receivable and 50.0% of eligible inventory. The borrowings and other obligations under the Credit Facility and the guarantees are collateralized by a first priority perfected lien, subject to certain permitted liens, on substantially all of the personal property assets and certain real property of the borrower

-- 44 : MAIDENFORM BRANDS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

and guarantors. We used the proceeds from the borrowings, together with available cash on hand, to repay all amounts due under our then existing credit facility.

        At December 29, 2007, borrowings under the Term Loan bear interest, at our option, at the London Interbank Offered Rate ("LIBOR") plus 1.125%, or at the base rate plus 0.125%. Borrowings under the Revolving Loan bear interest, at our option, at LIBOR plus 0.875%, or at the base rate. The LIBOR margin and the base rate margin will be determined quarterly based on our leverage ratio for the preceding four fiscal quarters.

        At December 29, 2007, we had $89.7 million outstanding under our Term Loan, and $0 outstanding with approximately $48.0 million available for borrowings under the Revolving Loan, after giving effect to $2.0 million of outstanding letters of credit. Principal payments on the Term Loan are payable in quarterly installments of $0.3 million with all remaining amounts due on the maturity date. We are permitted to voluntarily prepay all or part of the principal balance of the Term Loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. We made $20.0 million of debt prepayments during 2007.

        The financial covenants for this facility include various restrictions with respect to the Company and its wholly owned subsidiary Maidenform, Inc., including the transfer of assets or the payment of dividends between Maidenform, Inc. and its subsidiaries and the Company. At December 29, 2007 and December 30, 2006, Maidenform, Inc. had restricted net assets of approximately $86.7 million, or 87.1%, of total net assets and $64.7 million, or 86.4%, of total net assets, respectively. We were in compliance with all debt covenants at December 29, 2007 and December 30, 2006.

        In August 2007, the Board of Directors increased our stock repurchase program by an additional $12.6 million increasing the amount then available under the program to $25.0 million. Through December 29, 2007, we repurchased $12.5 million of common stock at an average price of $15.59 per share leaving $12.5 million of common stock authorized to be repurchased. The stock repurchase program, which is open ended, allows us to repurchase our shares on the open market, as market conditions warrant and pursuant to other parameters set by our Board of Directors, with available cash flow and borrowings under the Revolving Loan. All shares will be purchased at prevailing market prices. Prior to the new authorization in August 2007, we had purchased a total of $7.6 million of our common stock under the stock repurchase program.

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

        We believe that our existing cash balances and available borrowings under the Revolving Loan, along with our future cash flow from operations, will enable us to meet our liquidity needs and capital expenditure requirements for at least the next twelve months.

        Operating activities.    In 2007, 2006 and 2005, we generated $40.4 million, $21.6 million and $25.4 million, respectively, of cash flow from operations. The increase in cash flow from operations during 2007 was due to an increase in net income and a net favorable change in working capital for the year. The net favorable change in working capital in 2007 was primary from a $22.8 million increase in accounts payable at the end of 2007 versus a decrease of

2007 FORM 10-K : 45 --

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

$6.0 million in 2006, the benefit of which was partially reduced by an increase in inventory in 2007 of $22.1 million versus an increase of $11.7 million at the end of 2006. This increase in accounts payable and inventory was primarily a result of supply chain and sourcing initiatives in 2007 which have improved our sourcing costs.

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

        Investing activities.    Cash flows used in investing activities were $6.4 million in 2007 compared to $2.7 million in 2006 and cash flows provided by investing activities of $2.9 million in 2005. Cash flows used in investing activities in 2007 and 2006 were for capital expenditures. The use of cash for investing activities in 2007 was primarily due to the relocation of our corporate headquarters and a new leased distribution center. During 2005, cash flows included proceeds received from the sale of our manufacturing facilities, net of capital expenditures.

        Financing activities.    Cash flows used in financing activities were $32.6 million in 2007, $35.3 million in 2006 and $20.4 million in 2005. The decrease in cash used in financing activities for 2007 was due to fewer prepayments on our long term debt, partially offset by increased common stock repurchases in 2007 versus 2006. The increase in cash used in financing activities for 2006 was due to prepayments of our Term Loan Facility outstanding totaling $27.5 million and the repurchase of common stock as part of our stock repurchase program totaling $7.6 million. Cash flows used in financing activities during 2005 were primarily from lower net borrowings and the payment of a special preferred stock dividend partially offset by the net proceeds from our initial public offering during 2005.

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

        The following table summarizes our significant contractual obligations and commercial commitments at December 29, 2007 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional details regarding these obligations

-- 46 : MAIDENFORM BRANDS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

are provided in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	In fiscal
	2008	2009	2010	2011	2012	Thereafter	Total
	(in millions)
Long-term debt	$1.1	$1.1	$1.1	$1.1	$1.1	$84.2	$89.7
Interest on long-term debt(1)	6.9	5.4	5.3	5.3	5.2	7.5	35.6
Obligations under capital lease(2)	0.3	0.3	0.2	0.1	0.1	—	1.0
Operating leases	7.2	5.4	4.5	3.7	3.0	8.1	31.9

Total financial obligations	15.5	12.2	11.1	10.2	9.4	99.8	158.2

Purchase obligations(3)	69.1	—	—	—	—	—	69.1

Total financial obligations and commitments	$84.6	$12.2	$11.1	$10.2	$9.4	$99.8	$227.3

(1)
The interest rate assumed for the variable portion of long-term debt was the rate in effect at December 29, 2007.

(2)
Includes amounts classified as interest expense and SG&A.

(3)
Unconditional purchase obligations are defined as agreements to purchase goods that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The purchase obligations category above relates to commitments for inventory and raw material purchases. Amounts reflected in our audited consolidated balance sheets in accounts payable or other current liabilities are excluded from the table above.

        Effective at the beginning of the first quarter of 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes," as described in Note 14 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As of December 29, 2007, our total liabilities for unrecognized tax benefits and related interest and penalties amounted to $8.3 million (before federal and, if applicable, state effect). Liabilities for unrecognized tax benefits have not been included in the schedule of cash contractual obligations because we cannot make a reasonably reliable estimate of the amount and period of related future payments of our FIN No. 48 liabilities.

        In addition to the total contractual obligations and commitments included in the table above, we have post-retirement benefit obligations included in other non-current liabilities, as further described in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We expect to contribute approximately $0.6 million to our pension and post-retirement plans before the end of September 2008.

        Off-Balance Sheet Agreements.    Our most significant off-balance sheet financing arrangements as of December 29, 2007 are non-cancelable operating lease agreements, primarily for our company-operated outlet stores, our new company headquarters and our leased distribution centers located in Shannon Ireland and Fayetteville, North Carolina. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

2007 FORM 10-K : 47 --

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

        Goodwill and Intangible Assets.    Goodwill and other intangible assets with indefinite useful lives are evaluated by us for impairment on an annual basis, or more frequently if certain events occur or circumstances exist. We evaluated goodwill and intangible assets during the fourth quarter of 2007 and determined that no impairment exists.

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

        The performance of the goodwill and intangible asset impairment tests are subject to significant judgment in determining the estimation of future cash flows, the estimation of discount rates, and other assumptions. Changes in

-- 48 : MAIDENFORM BRANDS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

        Income Taxes.    We account for income taxes using the liability method which recognizes the amount of income tax payable or refundable for the current year and recognizes deferred tax liabilities and assets for the future tax consequences of the events that have been recognized in the financial statements or tax returns. For those uncertain tax positions where it is "more likely than not" that a tax benefit will be sustained, we have recorded the tax benefit. For those income tax positions where it is not "more likely than not" that a tax benefit will be sustained, no tax benefit has been recognized. Where applicable, associated interest and penalties are also recorded. We routinely evaluate all deferred tax assets to determine the likelihood of their realization and record a valuation allowance if it is more likely than not that a deferred tax asset will not be realized. This assessment requires us to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that our net deferred tax assets will be realized in future periods.

        Accrued Expenses.    Accrued expenses for health insurance, workers' compensation insurance, incentive compensation, professional fees, and other outstanding obligations are based on actual commitments. These estimates are updated periodically as additional information becomes available.

        Benefit Plans (including postretirement plans).    The long-term rate of return for our pension plan is established via a building block approach with proper consideration of diversification and rebalancing. Historical markets are studied and long-term historical relationships between equity and fixed-income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital market assumptions are determined. We employ a total return investment approach whereby a mix of equities and fixed-income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The assets of our pension plan are held in pooled-separate accounts and are invested in mutual funds consisting of a diversified blend of equity and fixed income securities. We use this investment approach in order to meet its diversification and asset allocation goals. Furthermore, equity investments are diversified across domestic and foreign stocks, as well as growth, value, and small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies. We expect to contribute approximately $0.5 million to our pension plan in 2008.

2007 FORM 10-K : 49 --

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        At December 29, 2007, we increased the discount rate assumption from 6.00% to 6.50% for the pension plan to reflect changes in the index fund that closely matches our expected pension benefit payouts. At December 29, 2007, we used a long-term rate of return assumption of 8.5% based on the investment return of our pension plan assets, which are primarily in equity securities.

        Effective on January 1, 2007, the Company's pension plan was frozen. See notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

        The postretirement medical plans are unfunded plans. We expect to contribute to the plans an amount equal to benefit payments to be made in 2008 which are estimated to be $0.1 million. Changes in assumptions related to our post retirement plans would not materially impact our consolidated statements of financial position, results of operations or cash flows.

Recently issued accounting standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FASB Staff Position defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS No.157 will have on our consolidated statements of financial position, results of operations and cash flows.

-- 50 : MAIDENFORM BRANDS, INC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Foreign Currency Risk.    We do not believe that we have significant foreign currency transactional exposures. Our net sales for the years ended 2007, 2006 and 2005 in currencies other than U.S. dollars were approximately $32.8 million, $26.5 million and $23.3 million, respectively. During the years 2007, 2006 and 2005, our net sales were favorably impacted by $2.1 million, $0.8 million and $0.6 million, respectively, due to foreign exchange rates. Most of our purchases are denominated in U.S. dollars. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

        Interest Rate Risk.    Interest rate risk is managed through a combination of variable and fixed rate debt. The objective is to maintain a cost-effective mix that we deem appropriate and we have entered into an interest rate swap agreement to maintain this balance. At December 29, 2007, our debt portfolio was composed of variable-rate debt of which we hedge approximately 50% to a fixed-rate. With respect to our variable-rate debt, a 1% change in interest rates would have had a $0.8 million impact on our interest expense for 2007, a $1.1 million impact on our interest expense for 2006 and a $1.2 million impact on our interest expense for 2005.

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

2007 FORM 10-K : 51 --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

-- 52 : MAIDENFORM BRANDS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Maidenform Brands, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Maidenform Brands, Inc. and its subsidiaries at December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years ended December 29, 2007, December 30, 2006 and December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2007 and 2006). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 14 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
March 10, 2008

2007 FORM 10-K : 53 --

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 29, 2007	December 30, 2006
Assets
Current assets
Cash and cash equivalents	$16,602	$14,617
Accounts receivable, net	45,775	39,142
Inventories	69,041	46,911
Deferred income taxes	11,015	9,459
Prepaid expenses and other current assets	7,497	6,203

Total current assets	149,930	116,332
Property, plant and equipment, net	19,992	18,454
Goodwill	7,884	7,884
Intangible assets, net	98,518	99,678
Other non-current assets	3,327	2,505

Total assets	$279,651	$244,853

Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$1,100	$—
Accounts payable	36,022	13,195
Accrued expenses and other current liabilities	21,620	21,176

Total current liabilities	58,742	34,371
Long-term debt	88,625	110,000
Deferred income taxes	21,718	16,223
Other non-current liabilities	10,949	9,358

Total liabilities	180,034	169,952

Commitments and contingencies (Note 7 and 15)
Stockholders' equity
Preferred stock—$0.01 par value; 10,000,000 shares authorized and none issued and outstanding	—	—
Common stock—$0.01 par value; 100,000,000 shares authorized; 23,488,357 shares issued and 22,357,292 outstanding at December 29, 2007 and 23,488,357 issued and 22,964,826 outstanding at December 30, 2006	235	235
Additional paid-in capital	60,919	59,478
Retained earnings	53,526	20,953
Accumulated other comprehensive income	872	158
Treasury stock, at cost (1,131,065 shares at December 29, 2007 and 523,531 shares at December 30, 2006)	(15,935)	(5,923)

Total stockholders' equity	99,617	74,901

Total liabilities and stockholders' equity	$279,651	$244,853

The accompanying notes are an integral part of these consolidated financial statements.

-- 54 : MAIDENFORM BRANDS, INC.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the years ended
	December 29, 2007	December 30, 2006	December 31, 2005
Net sales	$422,164	$416,835	$382,169
Cost of sales	256,365	260,083	247,037

Gross profit	165,799	156,752	135,132
Selling, general and administrative expenses	97,880	101,238	101,604

Operating income	67,919	55,514	33,528
Interest expense, net	9,029	8,521	15,853

Income before provision for income taxes	58,890	46,993	17,675
Income tax expense	24,686	19,231	8,735

Net income	34,204	27,762	8,940
Preferred stock dividends and changes in redemption value	—	—	(17,264)

Net income (loss) available to common stockholders	$34,204	$27,762	$(8,324)

Basic earnings (loss) per common share	$1.50	$1.21	$(0.39)

Diluted earnings (loss) per common share	$1.43	$1.15	$(0.39)

Basic weighted average number of shares outstanding	22,815,398	23,024,986	21,451,654

Diluted weighted average number of shares outstanding	23,960,606	24,194,468	21,451,654

The accompanying notes are an integral part of these consolidated financial statements.

2007 FORM 10-K : 55 --

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share amounts)

	Common Stock		Treasury Stock
						(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' (Deficit) Equity
					Additional Paid-in Capital
	Shares	$	Shares	$
Balance at January 1, 2005	15,675,000	$157	—	$—	$2,098	$(3,368)	$(9)	$(1,122)
Preferred stock dividends and changes in redemption value					(4,883)	(12,381)		(17,264)
Initial public offering and exercise of stock options	3,688,357	37			52,542			52,579
Reclassification of common stock subject to put option—upon extinguishment of put option	4,125,000	41			5,547			5,588
Preferred stock options purchased					(1,393)			(1,393)
Adjust common stock, subject to put option, to redemption value					768			768
Tax effect from exercise of stock options					2,775			2,775
Stock-based compensation					1,609			1,609
Comprehensive income
Net income						8,940		8,940
Changes during the period							223	223

Total comprehensive income								9,163

Balance at December 31, 2005	23,488,357	235	—	—	59,063	(6,809)	214	52,703
Stock-based compensation					2,016			2,016
Purchase of common stock for treasury			(669,500)	(7,563)				(7,563)
Stock options exercised			145,969	1,640	(1,601)			39
Initial adoption of SFAS No. 158, net of tax							(40)	(40)
Comprehensive income
Net income						27,762		27,762
Changes during the period							(16)	(16)

Total comprehensive income								27,746

Balance at December 30, 2006	23,488,357	235	(523,531)	(5,923)	59,478	20,953	158	74,901
Stock-based compensation					2,584			2,584
Purchase of common stock for treasury			(803,550)	(12,526)				(12,526)
Stock options exercised			196,016	2,514	(1,143)			1,371
Adoption of FIN No. 48 (see Note 14)						(1,631)		(1,631)
Comprehensive income
Net income						34,204		34,204
Changes during the period (see Note 13)							714	714

Total comprehensive income								34,918

Balance at December 29, 2007	23,488,357	$235	(1,131,065)	$(15,935)	$60,919	$53,526	$872	$99,617

The accompanying notes are an integral part of these consolidated financial statements.

-- 56 : MAIDENFORM BRANDS, INC.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended
	December 29, 2007	December 30, 2006	December 31, 2005
Cash flows from operating activities
Net income	$34,204	$27,762	$8,940
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	3,269	2,817	5,647
Amortization of intangible assets	1,160	1,160	1,160
Amortization of deferred financing costs	2,927	888	5,953
Stock-based compensation	2,584	2,016	1,609
Deferred income taxes	5,285	4,734	3,988
Tax benefit from exercise of stock options	—	—	2,775
Excess tax benefits related to stock-based compensation	(798)	(1,881)	—
Pension plan curtailment gain	(6,255)	—	—
Other non-cash items	—	—	1,097
Net changes in operating assets and liabilities
Accounts receivable	(6,633)	(4,973)	(10,165)
Inventories	(22,130)	(11,656)	1,812
Prepaid expenses and other current and non-current assets	(38)	1,868	(4,018)
Accounts payable	22,827	(6,017)	7,488
Accrued expenses and other current and non-current liabilities	3,219	(331)	(4,449)
Income taxes payable	799	5,246	3,550

Net cash from operating activities	40,420	21,633	25,387

Cash flows from investing activities
Capital expenditures	(6,371)	(2,716)	(2,229)
Proceeds from sale of assets	—	—	5,160

Net cash from investing activities	(6,371)	(2,716)	2,931

Cash flows from financing activities
Term loan borrowings	100,000	—	61,037
Term loan repayments	(120,275)	(27,500)	(71,287)
Borrowings under revolving loan	5,000	—	10,000
Repayments under revolving loan	(5,000)	—	(10,000)
Deferred financing costs	(1,106)	(300)	(2,423)
Proceeds from stock options exercised	573	171	—
Excess tax benefits related to stock-based compensation	798	1,881	—
Payments of capital lease obligations	(102)	—	—
Purchase of common stock for treasury	(12,526)	(7,563)	—
Payments of employee withholding taxes related to net stock option exercises	—	(2,013)	—
Proceeds from issuance of preferred and common stock	—	—	52,579
Redemption of preferred stock and preferred stock options and payment of accumulated dividends	—	—	(46,828)
Cash dividends paid	—	—	(13,320)
Common stock options purchased	—	—	(140)

Net cash from financing activities	(32,638)	(35,324)	(20,382)
Effects of exchange rate changes on cash	574	46	(170)

Net increase (decrease) in cash	1,985	(16,361)	7,766
Cash and cash equivalents
Beginning of period	14,617	30,978	23,212

End of period	$16,602	$14,617	$30,978

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$6,682	$9,296	$9,996

Income taxes	$16,891	$8,959	$1,677

Supplemental schedule of non-cash investing and financing activities
Equipment acquired with capital lease obligations	$470	$325	$—

The accompanying notes are an integral part of these consolidated financial statements.

2007 FORM 10-K : 57 --

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

1. NATURE OF OPERATIONS

        Maidenform Brands, Inc. and its subsidiaries (the "Company," "we," "us" or "our") design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels including department stores and national chain stores, mass merchants (including warehouse clubs), and other (including specialty retailers, off-price retailers and licensing income). In addition, we also operated 78 and 76 retail outlet stores as of December 29, 2007 and December 30, 2006, respectively, and sell products on our websites.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

        The accompanying consolidated financial statements include the accounts of Maidenform Brands, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Fiscal reporting period

        We report our annual results of operations based on a fiscal period comprised of 52 or 53 weeks. Our fiscal years 2007, 2006 and 2005 ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively. Unless otherwise stated, references to years in the financial statements refer to fiscal years.

Fair value of financial instruments

        Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at fair value because of the short-term maturity of these instruments. The carrying amount of long-term debt at December 29, 2007 and December 30, 2006 approximates fair value as a result of the variable interest rates being accrued and paid on the majority of our debt.

-- 58 : MAIDENFORM BRANDS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign currency translation

        We have wholly owned subsidiaries operating in Hong Kong, Indonesia, Mexico and Ireland. Subsidiaries operating in Mexico and Ireland function as distributors for us. The subsidiaries in Hong Kong and Indonesia function as quality control centers for inventory purchases from third party vendors and other sourcing support services. These foreign operations use their respective local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the current exchange rates in effect at the balance sheet date while net sales and expenses are translated at the average exchange rate for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity.

Cash and cash equivalents

        All highly liquid investments with a remaining maturity of three months or less at the dates of our balance sheets are classified as cash.

Accounts receivable

        Accounts receivable consist primarily of amounts due from customers. We provide reserves for accounts receivable that may not be realized as a result of uncollectibility, sales returns, markdowns, and other customer allowances. Reserves are determined based on actual commitments, historical experience, credit quality, age of accounts receivable balances, and existing economic conditions. Reserves provided for accounts receivable aggregated $13,123 and $10,490 at December 29, 2007 and December 30, 2006, respectively. We believe that these reserves provide reasonable assurance that such balances are reflected at net realizable value.

Inventories

        Inventories are stated at the lower of cost or market. The cost of wholesale inventory is based on standard costs, which approximate first-in, first-out (FIFO), while the cost of product acquired from third parties for sale through our retail segment is based on the retail inventory method. Inventories at December 29, 2007 and December 30, 2006 consist of finished goods inventory.

Property, plant and equipment

        Property, plant and equipment additions are recorded at cost. Equipment under capital leases and related obligations are recorded at an amount equal to the present value of future minimum lease payments computed on the basis of our incremental borrowing rate or, when known, the interest rate implicit in the lease. Depreciation and leasehold amortization are calculated using the straight-line method over the estimated useful lives of the assets. Depreciation of equipment under capital leases is computed using the straight-line method based upon the non-cancelable lease term of the applicable lease or the estimated useful life of the assets, whichever is applicable, and is included in depreciation expense.

        Useful lives for property, plant and equipment are established for each common asset class and are based on our historical experience:

Buildings and building improvements	10-40 years
Machinery and equipment	3-12 years
Furniture, fixtures and equipment	5-12 years
Leasehold improvements	Lesser of initial lease term or estimated useful life

2007 FORM 10-K : 59 --

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Amortization of improvements to leased properties is computed using the straight-line method based upon the non-cancelable lease term of the applicable lease or the estimated useful life of the improvements, whichever is less, and ranges from 1 month to 10 years. If we receive landlord incentives or allowances for leasehold improvements, the incentive or allowance is recorded as deferred rent and amortized as a reduction to lease expense over the initial lease term.

Goodwill and intangible assets

        Goodwill and other intangible assets with indefinite useful lives are evaluated by us for impairment on an annual basis, or more frequently if certain events occur or circumstances exist. We evaluated goodwill and intangible assets during the fourth quarter of 2007 and determined that no impairment exists.

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

Impairment of long-lived assets

        Long-lived assets, primarily property, plant and equipment and intangible assets with finite lives, are periodically reviewed and evaluated by us when events and circumstances indicate that the carrying amount of these assets may not be recoverable. For long-lived assets, this evaluation is based on the expected future undiscounted operating cash flows of the related assets. Should such evaluation result in us concluding that the carrying amount of long-lived assets has been impaired, an appropriate write-down to their fair value would be recorded.

-- 60 : MAIDENFORM BRANDS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred financing costs

        Debt financing costs are deferred and amortized to interest expense using the effective interest method over the term of the related debt instrument.

Interest rate swap agreements

        We utilize an interest rate swap agreement to manage interest rate exposure. The net interest paid or received on the swap is recognized as interest expense. The derivative is recognized in the balance sheet as either an asset or liability measured at its fair value. The swap is designated as a cash flow hedge and changes in fair value, to the extent the hedge is effective, will be recognized as a component of other comprehensive income (loss) and subsequently reclassified into interest expense when the hedged exposure effects earnings. Hedge ineffectiveness is measured at least quarterly based on the relative changes in fair value between the swap contract and the hedged item over time. Any change in fair value resulting from ineffectiveness will be reported in earnings. There were no significant gains or losses recognized in earnings for hedge ineffectiveness in 2007, 2006 and 2005.

Comprehensive income (loss)

        Comprehensive income (loss) includes net income (loss) and adjustments for foreign currency translation, adjustments to pension related assets or liabilities and unrealized income (loss) on an interest rate swap agreement.

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

Royalties and license fees

        We license certain of our trademarks including Maidenform, Sweet Nothings, Self Expressions, Rendezvous and others to qualified companies for use on intimate apparel, sleepwear and other products. These royalties are recorded as earned, based upon the sale of licensed products by our licensees. Royalty income included in net sales amounted to $3,048, $2,690 and $1,884 for 2007, 2006 and 2005, respectively.

Shipping and handling expense

        Shipping and handling expenses incurred in connection with our distribution centers include shipping supplies, related labor costs, third-party shipping costs, and certain distribution overhead. Such costs are generally absorbed by us and are included in selling, general and administrative expenses. These costs amounted to $13,445, $12,250 and $11,455 for 2007, 2006 and 2005, respectively. With respect to the freight component of our shipping and handling costs, most customers arrange for the shipping of our product and pay the related freight costs directly to third party freight carriers. However, in limited circumstances, we arrange and pay the freight for these customers and bill them for this service and those amounts are immaterial.

2007 FORM 10-K : 61 --

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising expense

        All advertising-related production costs are charged to expense when the advertisement is first shown in media. Production costs included in prepaid expenses and other current assets was $337 and $1,114 at December 29, 2007 and December 30, 2006, respectively. Advertising expense included in selling, general and administrative expenses is $7,251, $8,583 and $8,539 for 2007, 2006 and 2005, respectively.

Stock-based compensation

        Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) ("SFAS No. 123R"), Share-Based Payment. Prior to January 1, 2006, we accounted for stock-based compensation under SFAS No. 123. The adoption of SFAS No. 123R did not have a material impact on our stock-based compensation expense for 2006.

        SFAS No. 123R requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. At the present time, we use the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of our common stock price over the expected term ("volatility") and the number of options that will ultimately be forfeited ("forfeitures"). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the consolidated statements of operations.

        The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant.

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

        The weighted average fair value of stock options and stock appreciation rights ("Stock Options") granted during 2007 was $7.28. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $19.11. The weighted average fair value of restricted stock and restricted stock units ("Restricted Stock") granted during 2007 was $19.12.

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

-- 62 : MAIDENFORM BRANDS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The range of assumptions consists of the following:

	For the years ended
	December 29, 2007	December 30, 2006	December 31, 2005
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.79% – 4.92%	4.89% – 4.95%	4.00% – 4.60%
Expected life (years)	4 & 5	4 & 5	5 & 10
Volatility	32.92% – 34.30%	39.4%	0.0% & 39.4%

See Note 11, "Stock-Based Compensation," for additional information regarding our stock-based compensation plans.

Earnings (loss) per share

        Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if common stock equivalents were issued and exercised.

Income taxes

        We account for income taxes using the liability method which recognizes the amount of income tax payable or refundable for the current year and recognizes deferred tax liabilities and assets for the future tax consequences of the events that have been recognized in the financial statements or tax returns. For those uncertain tax positions where it is "more likely than not" that a tax benefit will be sustained, we have recorded the tax benefit. For those income tax positions where it is not "more likely than not" that a tax benefit will be sustained, no tax benefit has been recognized. Where applicable, associated interest and penalties are also recorded. We routinely evaluate all deferred tax assets to determine the likelihood of their realization and record a valuation allowance if it is "more likely than not" that a deferred tax asset will not be realized. This assessment requires us to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that our net deferred tax assets will be realized in future periods. See Note 14, "Income Taxes," for discussion of income taxes.

Recently issued accounting standards

        In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FASB Staff Position defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS No.157 will have on our consolidated statements of financial position, results of operations and cash flows.

2007 FORM 10-K : 63 --

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment at December 29, 2007 and December 30, 2006 consist of the following:

	2007	2006
Land	$550	$1,239
Buildings and building improvements	6,804	8,328
Machinery and equipment	4,223	2,820
Furniture, fixtures and equipment	9,834	6,911
Construction-in-progress	378	238
Leasehold improvements	8,088	6,011

	29,877	25,547
Less—Accumulated depreciation and amortization	(9,885)	(7,093)

	$19,992	$18,454

        Depreciation and amortization expense included in selling, general and administrative expenses and cost of sales is $3,269, $2,817 and $5,647 for 2007, 2006 and 2005, respectively.

        During October 2007, we relocated our company headquarters to leased premises located in Iselin, New Jersey. We have included $2,034 of property, plant and equipment related to our previous headquarters as prepaid expenses and other current assets in our consolidated balance sheet at December 29, 2007, as it is being held for sale and is no longer being depreciated.

        As of December 29, 2007 and December 30, 2006, our assets under capital leases comprised of office equipment and are set forth in the following table:

	2007	2006
Machinery and equipment	$795	$325
Less—Accumulated depreciation	(134)	(5)

	$661	$320

4. GOODWILL AND OTHER INTANGIBLE ASSETS

        Our goodwill and certain trademarks have been deemed to have indefinite lives and are not amortizable. Our licensing agreements and certain trademarks that do not have indefinite lives are being amortized on a straight-line basis over 15 to 25 years.

-- 64 : MAIDENFORM BRANDS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Components of our intangible assets by segment at December 29, 2007 consist of the following:

	Wholesale		Retail		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Trademarks	$16,849	$2,745	$1,074	$248	$17,923	$2,993
Royalty licenses	8,318	1,206	—	—	8,318	1,206

	$25,167	$3,951	$1,074	$248	$26,241	$4,199

Non-amortizing intangible assets
Trademarks	$64,600		$11,876		$76,476

        Components of our intangible assets by segment at December 30, 2006 consist of the following:

	Wholesale		Retail		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Trademarks	$16,849	$1,987	$1,074	$180	$17,923	$2,167
Royalty licenses	8,318	872	—	—	8,318	872

	$25,167	$2,859	$1,074	$180	$26,241	$3,039

Non-amortizing intangible assets
Trademarks	$64,600		$11,876		$76,476

        Our non-amortizing intangible assets consist of trademarks for Maidenform and Flexees, as it is expected that these trademarks will contribute to cash flows indefinitely. These trademarks have been in existence for many years and there is no foreseeable limit on the period of time over which they are expected to contribute cash flows. Aggregate amortization expense related to intangible assets was $1,160 for 2007, 2006 and 2005.

        Estimated amortization expense for the next five years beginning with 2008 is as follows:

2008	$1,160
2009	1,160
2010	1,160
2011	1,160
2012	1,160

        Components of our goodwill by segment at December 29, 2007 and December 30, 2006 consist of the following:

	Wholesale	Retail	Total
Goodwill	$7,435	$449	$7,884

2007 FORM 10-K : 65 --

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DEBT

	2007	2006
Long-term debt
Term loan facility	$89,725	$110,000
Current maturities of long-term debt	1,100	—

Non-current portion of long-term debt	$88,625	$110,000

        On June 15, 2007, we entered into a credit agreement, consisting of a 7-year, $100,000 amortizing first lien term loan (the "Term Loan") and a 5-year, $50,000 revolving loan facility (the "Revolving Loan," and together with the Term Loan, the "Credit Facility"). The Revolving Loan provides for direct borrowings and issuance of stand-by letters of credit on our behalf. We use the letters of credit as collateral for our workers' compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. Borrowings are limited by the borrowing base, which consists of 85.0% of eligible accounts receivable and 50.0% of eligible inventory. The borrowings and other obligations under the Credit Facility and the guarantees are collateralized by a first priority perfected lien, subject to certain permitted liens, on substantially all of the personal property assets and certain real property of the borrower and guarantors. We used the proceeds from the borrowings, together with available cash on hand, to repay all amounts due under our then existing credit facility.

        At December 29, 2007, we had $89,725 outstanding under our Term Loan, and $0 outstanding with approximately $47,990 available for borrowings under the Revolving Loan, after giving effect to $2,010 of outstanding letters of credit. Principal payments on the Term Loan are payable in quarterly installments of $275 with all remaining amounts due on the maturity date. We are permitted to voluntarily prepay all or part of the principal balance of the Term Loan with such payments applied to scheduled principal payments in inverse order of their maturity.

        At December 29, 2007, borrowings under the Term Loan bear interest, at our option, at the London Interbank Offered Rate ("LIBOR") plus 1.125%, or at the base rate plus 0.125%. Borrowings under the Revolving Loan bear interest, at our option, at LIBOR plus 0.875%, or at the base rate. The LIBOR margin and the base rate margin will be determined quarterly based on our leverage ratio for the preceding four fiscal quarters.

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

        The Credit Facility contains affirmative and restrictive covenants, including: (a) maintenance of a minimum fixed charge coverage ratio, (b) maintenance of a maximum leverage ratio, (c) limitations on consolidated capital expenditures, (d) limitations on the incurrence of indebtedness and liens, (e) limitations on investments/acquisitions and (f) restrictions on payments between Maidenform Brands, Inc. and its subsidiaries. In addition, subject to specified exceptions and limitations and reinvesting options, partial prepayments of outstanding loans may be required with the proceeds of asset sales, sales of equity and debt securities, and with certain insurance and condemnation proceeds. We were in compliance with all debt covenants at December 29, 2007 and December 30, 2006.

        Our highest level of debt outstanding for 2007 was $110,000 at an average interest rate of 6.6%, and our highest level of debt outstanding for 2006 was $137,500, at an average interest rate of 6.5%. In connection with the Credit Facility, we paid fees of $1,106. For 2007, amortization of financing costs included in interest expense was $2,927

-- 66 : MAIDENFORM BRANDS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(which includes the write-off of deferred financing costs of $2,403). For 2006, amortization of financing costs included in interest expense was $888. For 2005, amortization of financing costs included in interest expense was $5,953 (which includes the write-off of deferred financing costs of $4,943).

        Payments due on long-term debt during each of the five years subsequent to December 29, 2007, are as follows:

2008	$1,100
2009	1,100
2010	1,100
2011	1,100
2012	1,100
2013 and thereafter	84,225

        At December 30, 2006, we had $110,000 outstanding under our term loan facility and had $0 outstanding with approximately $47,718 available for borrowings under the revolving facility, after considering outstanding stand-by letters of credit of $2,282. During 2006, the Prime rate margin was fixed at 0.75% and the LIBOR rate margin was fixed at 1.75%.

6. INTEREST RATE SWAP AGREEMENTS

        On June 5, 2007, we terminated our existing swap agreements in anticipation of the June 15, 2007 refinancing of our credit facility. As a result of the termination, we recorded a gain of $88 reflected in interest expense.

        Effective July 30, 2007, we entered into a new interest rate swap agreement, having a notional amount of $45,000 for the period July 30, 2007 through December 30, 2007, $40,000 for the period December 31, 2007 through June 29, 2008, $30,000 for the period June 30, 2008 through December 30, 2008, $20,000 for the period December 31, 2008 through June 29, 2009 and $10,000 for the period June 30, 2009 through the expiration date of December 31, 2009. Under the swap agreement, we converted a floating interest rate for the notional amount of the swap into a fixed interest rate of 5.24%. This swap contract is not held for trading purposes. During 2007, 2006 and 2005, there were no significant gains or losses recognized in interest expense for hedge ineffectiveness. The cash flow effects of the swap arrangements, included in interest expense on the consolidated statement of operations was, income of $261 and $324 for 2007 and 2006 and an expense of $66 for 2005.

2007 FORM 10-K : 67 --

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LEASES

        We lease two warehouses, retail stores, a showroom, office facilities and equipment under non-cancelable leases which expire on various dates through 2017. In addition to minimum rentals, certain operating leases provide for annual rent increases for real estate taxes, maintenance and inflation. Several of our operating leases contain renewal options and contingent rental payments based on individual store sales. Certain leases that meet the lease capitalization criteria in accordance with SFAS No. 13, "Accounting for Leases," as amended, have been recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments are based on our incremental borrowing rate at the inception of the lease.

        Minimum annual lease obligations under non-cancelable leases at December 29, 2007 are as follows:

	Operating Leases	Capital Lease Obligations	Total
2008	$7,201	$288	$7,489
2009	5,439	278	5,717
2010	4,490	169	4,659
2011	3,742	110	3,852
2012	3,002	110	3,112
2013 and thereafter	8,007	—	8,007

Total minimum lease payments	$31,881	955	$32,836

Less amount representing interest		95
Less amount representing maintenance expense		177

Present value of minimum lease payments		683
Current maturities of minimum lease payments		187

Non-current portion of minimum lease payments		$496

        Total rent expense included in selling, general and administrative expenses under operating leases, exclusive of property taxes and other property related expenses charged to earnings, was $6,760, $5,554 and $5,492 for 2007, 2006 and 2005, respectively.

8. BENEFIT PLANS

        We sponsor a defined benefit pension plan, the Maidenform, Inc. Retirement Plan (the "Retirement Plan,") covering substantially all eligible employees not covered by the union plans described below. Effective January 1, 2007, the Retirement Plan was frozen for current participants and closed to new entrants. In connection with the freeze, we recorded a $6,255 non-cash curtailment gain in accordance with SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," using actuarial assumptions consistent with those we used at December 30, 2006. SFAS No. 88 requires curtailment accounting if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future service. If we choose to terminate the pension plan, we will recognize a one-time settlement loss or gain depending on the funded status at the time of termination. There is no requirement to terminate the plan.

-- 68 : MAIDENFORM BRANDS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        We also make contributions to multiemployer plans that provide defined pension benefits and health and welfare benefits to our unionized employees represented by UNITE-HERE. The contributions for the multiemployer defined benefit pension plans amounted to $265, $255 and $268 for 2007, 2006 and 2005, respectively. The contributions for the health and welfare plans, including a prescription drug program, amounted to $1,223, $1,012 and $1,031 for 2007, 2006 and 2005, respectively.

        We sponsor the Maidenform, Inc. Savings Plan (the "401(k) Plan"), which operates pursuant to Section 401(k) of the Internal Revenue Code and covers substantially all eligible employees not covered by the multiemployer union pension plan described above. Effective January 1, 2007, the 401(k) Plan was amended to adopt a safe harbor matching provision resulting in increasing the employer matching contributions from a maximum of 1.5% of pre-tax wages to 4.0% of pre-tax wages. In addition, the 401(k) Plan was amended to permit eligible participating employees, including "highly compensated employees," to contribute up to 20.0% of their pre-tax wages, subject to certain IRS limitations. During 2007, 2006 and 2005, we contributed $854, $315 and $315, respectively.

        We use a December 31 measurement date for our defined benefit pension plan.

Obligations and funded status

	For the years ended
	December 29, 2007	December 30, 2006
Changes in benefit obligation
Benefit obligation, beginning of period	$24,731	$25,437
Service cost	—	1,828
Interest cost	1,067	1,330
Plan participants' contributions	—	79
Curtailment gain	(6,255)	—
Assumption changes	(1,174)	(2,401)
Actuarial gain	(489)	(1,055)
Benefits paid	(495)	(487)

Benefit obligation, end of period	$17,385	$24,731

Change in plan assets
Fair value of plan assets, beginning of period	$17,257	$14,158
Return on plan assets	864	1,699
Employer contributions	1,922	1,853
Plan participants' contributions	—	79
Plan expenses	(49)	(45)
Benefits paid	(495)	(487)

Fair value of plan assets, end of period	$19,499	$17,257

Funded status and net amount recognized
Plan assets more than (less than) benefit obligation	$2,114	$(7,474)

Net amount recognized in the consolidated balance sheets	$2,114	$(7,474)

2007 FORM 10-K : 69 --

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As of December 29, 2007, amounts recognized in the consolidated balance sheet consisted of $2,114 and is included in other non-current assets. As of December 30, 2006, amounts recognized in the consolidated balance sheet consisted of $7,474 and is included in other non-current liabilities.

        The accumulated benefit obligation for the Retirement Plan was $17,385 and $18,391 at December 29, 2007 and December 30, 2006, respectively. Amounts recognized in other comprehensive income (pretax) consist of a net gain of $947 at December 29, 2007. Amounts recognized in accumulated other comprehensive income (pretax) consist of a net gain of $705 at December 29, 2007 and a net loss of $242 at December 30, 2006. The estimated net gain that is expected to be amortized from accumulated other comprehensive income into net periodic benefit (income) expense during 2008 is $0.

	For the years ended
	December 29, 2007	December 30, 2006	December 31, 2005
Components of net periodic benefit (income) expense
Service cost	$—	$1,828	$1,714
Interest cost	1,067	1,330	1,234
Expected return on plan assets	(1,531)	(1,267)	(1,094)
Recognized net actuarial loss	—	52	30

Net periodic benefit (income) expense	(464)	1,943	1,884
Curtailment gain	(6,255)	—	—

Total	$(6,719)	$1,943	$1,884

Assumptions

        Weighted average assumptions used to determine benefit obligations:

	2007	2006
Discount rate	6.50%	6.00%
Rate of compensation increase	0.00%	4.00%

        Weighted average assumptions were used to determine net periodic benefit (income) expense:

	For the years ended
	December 29, 2007	December 30, 2006	December 31, 2005
Discount rate	6.00%	5.50%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	0.00%	4.00%	4.00%

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

-- 70 : MAIDENFORM BRANDS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plan assets

        Weighted average asset allocations for the Retirement Plan at December 29, 2007 and December 30, 2006 and the targeted asset allocation for 2008 by asset category are as follows:

	2008 Targeted	2007	2006
Equity Securities	70%	69%	75%
Fixed Income Securities	30	31	25

	100%	100%	100%

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

Cash flows

Contributions

        We expect to contribute approximately $500 to the Retirement Plan in 2008.

Estimated future benefit payments

        Benefit payments are expected to be paid as follows:

2008	$621
2009	668
2010	713
2011	777
2012	856
2013-2017	4,964

2007 FORM 10-K : 71 --

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. POSTRETIREMENT PLANS

        We use a December 31 measurement date for the postretirement plans.

Obligations and funded status

	For the years ended
	December 29, 2007		December 30, 2006
	NCC Plan	Company Plan	NCC Plan	Company Plan
Changes in benefit obligation
Benefit obligation, beginning of period	$708	$291	$879	$302
Interest cost	32	16	39	15
Actuarial gain	(198)	(81)	(170)	—
Benefits paid	(29)	(22)	(40)	(26)

Benefit obligation, end of period	$513	$204	$708	$291

Changes in plan assets
Fair value of plan assets, beginning of period	$—	$—	$—	$—
Employer contribution	29	22	40	26
Benefits paid and settlements	(29)	(22)	(40)	(26)

Fair value of plan assets, end of period	$—	$—	$—	$—

Funded status and net amount recognized
Plan assets less than benefit obligation	$(513)	$(204)	$(708)	$(291)

Net amount recognized in the consolidated balance sheets	$(513)	$(204)	$(708)	$(291)

        As of December 29, 2007 and December 30, 2006, amounts recognized in the consolidated balance sheet consist of $717 and $999 and are included in other non-current liabilities.

        As of December 29, 2007 and December 30, 2006 amounts recognized in accumulated other comprehensive income (pretax) consist of a gain of $341 and $175, respectively. The estimated gain that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost during 2008 is $36.

-- 72 : MAIDENFORM BRANDS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the years ended
	December 29, 2007		December 30, 2006		December 31, 2005
	NCC Plan	Company Plan	NCC Plan	Company Plan	NCC Plan	Company Plan
Components of net periodic benefit costs
Interest cost	$32	$16	$39	$15	$49	$14
Amortization of (gains) and losses	(32)	(81)	(6)	—	—	61

Net periodic benefit costs	$—	$(65)	$33	$15	$49	$75

Assumptions

        Weighted average assumptions used to determine benefit obligations:

	2007		2006
	NCC Plan	Company Plan	NCC Plan	Company Plan
Discount rate	6.50%	6.00%	6.00%	6.00%

        Weighted average assumptions used to determine net periodic benefit costs:

	For the years ended
	December 29, 2007		December 30, 2006		December 31, 2005
	NCC Plan	Company Plan	NCC Plan	Company Plan	NCC Plan	Company Plan
Discount rate	6.00%	6.00%	5.50%	5.50%	5.75%	5.75%

Assumed healthcare cost trend rates

	For the years ended
	December 29, 2007		December 30, 2006		December 31, 2005
	NCC Plan	Company Plan	NCC Plan	Company Plan	NCC Plan	Company Plan
Healthcare cost trend rate assumed for next year	7.50%	9.50%	8.00%	9.50%	9.00%	10.25%
Rate to which the cost trend rate is assumed to decline	5.00%	4.50%	5.00%	4.50%	5.00%	4.50%
Year that the rate reaches the ultimate trend rate	2013	2015	2013	2014	2013	2014

        Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A 1% point change in assumed healthcare cost trend rates would have the following effects on the NCC Plan:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	17	(17)

2007 FORM 10-K : 73 --

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A 1% point change in assumed healthcare cost trend rates would have the following effects on the Company Plan:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	8	(7)

Cash flows

Contributions

        The postretirement plans are unfunded plans. We expect to contribute to the plan an amount equal to benefit payments to be made in 2008 which are estimated to be $105.

Estimated future benefit payments

        Benefit payments, which reflect future service, as appropriate, are expected to be paid as follows:

2008	$105
2009	99
2010	93
2011	86
2012	80
2013-2017	303

10. STOCKHOLDERS' EQUITY

        Treasury stock is accounted for by the cost method. In August 2007, the Board of Directors increased our stock repurchase program by an additional $12,563 increasing the amount available under the plan to $25,000. We are authorized to make repurchases from time to time in the open market as market conditions warrant and pursuant to other parameters set by our Board of Directors. Subsequent to August 2007, we repurchased 803,550 shares of our common stock at a total cost of $12,526 at an average price per share of $15.59. During 2006, we repurchased 669,500 shares of our common stock at a total cost of $7,563 at an average price per share of $11.30.

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

11. STOCK-BASED COMPENSATION

        On July 6, 2005, the Board of Directors adopted the Maidenform Brands, Inc. 2005 Stock Incentive Plan pursuant to which the Company can grant to employees, consultants and non-employee directors equity-based awards. Under this plan, 1,750,000 shares were set aside and reserved for issuance. The plan provides for a variety of vesting dates with the majority of the awards vesting in an annual increment of 25% of the number of awards granted over the first four years of the grant and expiring no later than ten years after date of grant.

-- 74 : MAIDENFORM BRANDS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        On July 28, 2004, we adopted the 2004 Stock Option Plan for Non-Employee Directors. Under this plan, 250,000 shares were reserved for issuance upon exercise of options granted to non-employee directors with vesting over a three year period and expiring no later than ten years after date of grant. No additional equity-based awards shall be available for issuance under the 2004 Stock Option Plan for Non-Employee Directors, although previously granted stock options will continue to remain outstanding in accordance with the original terms of the awards under this plan.

        In connection with the acquisition of Maidenform, Inc. by MF Acquisition Corporation on May 11, 2004 (the "Acquisition"), we granted options under the Rollover Plan in substitution for certain in-the-money options under the former stock option plans of Maidenform, Inc. Under this plan, 775,000 shares of common stock and 14,100 shares of preferred stock were reserved for issuance upon exercise of options granted to key employees. Each Rollover Plan option vested in full on the date of grant and expires no later than ten years after the initial date of grant. No additional equity-based awards shall be available for issuance under the Rollover Plan, although previously granted stock options will continue to remain outstanding in accordance with the original terms of the awards under this plan.

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

Stock Options

        The fair value of Stock Options on the grant dates were $1,354, $230 and $4,439 for Stock Options granted during 2007, 2006 and 2005, respectively. These amounts are being expensed over the vesting periods. We recorded stock-based compensation expense related to Stock Options, which represents the amortization of the fair value of the awards issued, of approximately $2,306, $2,016 and $1,609 for 2007, 2006 and 2005, respectively.

        At December 29, 2007, there was approximately $3,085 of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested Stock Options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. This amount is expected to be recognized over a weighted average period of 2.1 years and does not include the impact of any future Stock Options awards.

        At December 29, 2007, the aggregate intrinsic value of Stock Options outstanding and Stock Options exercisable was $22,001 and $18,080, respectively. The aggregate intrinsic value of Stock Options exercised, excluding the preferred stock option exercised in 2005, was $2,528, $4,774 and $5,320 during 2007, 2006 and 2005, respectively. (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.)

2007 FORM 10-K : 75 --

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes Stock Options outstanding and exercisable at December 29, 2007:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Stock Options Outstanding		Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contract Life	Weighted Average Exercise Price
$1.82	874,805		4.7 years	$1.82	694,159	4.7 years	$1.82
3.64	909,535		6.0 years	3.64	728,890	6.0 years	3.64
11.11 – 17.00	491,323		4.7 years	16.32	231,940	4.6 years	16.54
18.74 – 19.11	184,929		6.4 years	19.11	—	—	—
0.01	217,529	(a)	4.8 years	0.01	217,529	4.8 years	0.01
0.06	2,172	(a)	4.1 years	0.06	2,172	4.1 years	0.06

	2,680,293		5.3 years		1,874,690	5.2 years

(a)
Options outstanding under the 2004 Rollover Stock Option Plan

        Changes in Stock Options outstanding are summarized as follows:

	For the years ended
	December 29, 2007		December 30, 2006		December 31, 2005
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Stock Options outstanding, beginning of year	2,707,498	$5.04	3,037,871	$4.77	2,815,409	$1.98
Stock Options granted—common	185,963	19.11	51,574	11.42	608,148	15.01
Stock Options cancelled or forfeited	(17,152)	9.45	(139,543)	9.14	(59,001)	2.95
Stock Options exercised—common	(196,016)	2.93	(242,404)	0.73	(313,357)	0.02
Stock Options exercised—preferred	—	—	—	—	(13,328)	1.52

Stock Options outstanding, end of year	2,680,293	$6.14	2,707,498	$5.04	3,037,871	$4.77

Stock Options exercisable, end of year, common	1,874,690	$4.14

Restricted Stock

        The aggregate fair value of shares of Restricted Stock on their respective grant dates was $1,856 for shares of Restricted Stock granted during 2007. This amount is being expensed over the vesting periods. We recorded stock-based compensation expense related to Restricted Stock, which represents the amortization of the fair value of the awards issued, of approximately $278 for 2007.

        At December 29, 2007, there was approximately $1,563 of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested Restricted Stock. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. This amount is expected to be recognized over a weighted average period of 3.3 years and does not include the impact of any future Restricted Stock awards.

-- 76 : MAIDENFORM BRANDS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Changes in Restricted Stock outstanding are summarized as follows:

	For the year ended
	December 29, 2007
	Number of Restricted Stock	Weighted Average Grant Date Fair Value
Restricted Stock outstanding, beginning of year	—	$—
Granted	97,067	19.12
Vested	—	—
Forfeited	(781)	18.92

Restricted Stock outstanding, end of year	96,286	$19.12

12. PREFERRED STOCK SUBJECT TO REDEMPTION AND COMMON STOCK SUBJECT TO PUT

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

        In connection with the Acquisition, we issued 360,000 shares of preferred stock, par value $0.01 per share, with a liquidation value of $36,000, and granted 14,055 preferred stock options to key employees in connection with the Acquisition. All preferred shares, including preferred options, were redeemable at the option of the Board of Directors. Our majority stockholder, who owned approximately 65% of our outstanding shares of common and preferred stock at the time of the Acquisition, had the right to designate a majority of the members of our Board of Directors. Therefore, because any redemption of the preferred stock would be ratable across all preferred stockholders, the redemption of all shares of preferred stock was deemed to be within the control of our majority stockholder and was classified outside of total stockholders' equity (deficit) on our consolidated balance sheet beginning May 11, 2004. We obtained an appraisal by an independent third party which determined the fair market value for the preferred stock to be $36,735 at May 11, 2004.

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

        Dividends were cumulative, accrued quarterly on the first day of August, November, February and May of each year, at a rate of 15% per annum. In connection with the initial public offering, we paid all accrued and unpaid dividends associated with the preferred stock, including shares of preferred stock underlying preferred stock options then outstanding.

2007 FORM 10-K : 77 --

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In connection with the Acquisition, a majority stockholder of Predecessor who was also a stockholder of Successor received 75,000 of the 360,000 shares of preferred stock, and also received 4,125,000 of the 19,800,000 shares of common stock as rollover equity valued at $15,000. This stockholder had a put option, subject to certain limitations, to put these shares back to us in an amount equal to 85% of the fair market value at the time of the exercise of the put option (May 10, 2007), limited to $15,000, less any amount already received from previously sold shares, cash dividends and cash distributions. In addition, the put terminates upon a liquidity event such as an initial public offering. Because of this put option, these shares were classified outside of total stockholders' equity (deficit) on our consolidated balance sheet and stated as common stock of $6,356 and preferred stock of $8,644 at January 1, 2005. As the carrying amount of the preferred stock increases as a result of dividends and accretion, the carrying amount of the common stock classified outside of total stockholders' equity (deficit) was reclassified to additional paid-in capital to the extent the combined amount was greater than the put of $15,000. This reclassification amounted to $768 and $511 during 2005 and during the Successor period May 11, 2004 through January 1, 2005, respectively.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The components of and changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment(a)	Adjustments to Pension Related Assets or Liabilities (net of tax)	Interest Rate Swaps, (net of tax)	Accumulated Other Comprehensive Income (Loss)
Balance, at January 1, 2005	$169	$—	$(178)	$(9)
Changes during the period	(169)	—	392	223

Balance, at December 31, 2005	—	—	214	214
Changes during the period(b)	45	(40)	(61)	(56)

Balance, at December 30, 2006	45	(40)	153	158
Changes during the period	574	672	(532)	714

Balance, at December 29, 2007	$619	$632	$(379)	$872

(a)
No tax benefit has been provided associated with the foreign currency translation adjustment due to management's decision to reinvest the earnings of our foreign subsidiaries indefinitely.

(b)
Change in pension related assets or liabilities reflects the impact of the initial adoption of SFAS No. 158 at December 30, 2006.

14. INCOME TAXES

        Income before provision for income taxes consists of the following:

	For the years ended
	December 29, 2007	December 30, 2006	December 31, 2005
Domestic	$58,672	$47,009	$17,522
Foreign	218	(16)	153

Total	$58,890	$46,993	$17,675

-- 78 : MAIDENFORM BRANDS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Our provision for income taxes consists of the following:

	For the years ended
	December 29, 2007	December 30, 2006	December 31, 2005
Current
Federal	$15,048	$12,050	$1,675
State and local	3,473	2,484	1,502
Foreign	880	499	466

	19,401	15,033	3,643

Deferred
Federal	4,509	3,324	4,799
State and local	695	867	602
Foreign	81	7	(309)

	5,285	4,198	5,092

Total income tax provision	$24,686	$19,231	$8,735

        Our income tax rate is reconciled to the U.S. federal statutory tax rate as follows:

	For the years ended
	December 29, 2007	December 30, 2006	December 31, 2005
Federal statutory tax rate	35.0%	35.0%	35.0%
Foreign income taxes	1.5	1.1	(0.3)
State and local income taxes, net of federal benefit	4.8	4.6	7.8
Equity related costs	—	0.3	7.6
Foreign deemed dividend	—	—	1.1
Change in tax method	—	—	(2.1)
Other	0.6	(0.1)	0.3

Effective tax rate	41.9%	40.9%	49.4%

2007 FORM 10-K : 79 --

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Deferred tax assets (liabilities) at December 29, 2007 and December 30, 2006 are comprised of the following:

	2007	2006
Deferred tax assets—current
Accounts receivable reserves	$4,376	$4,205
Inventory reserves	4,110	3,231
Accrued liabilities	1,948	1,680
Other, net	581	343

	11,015	9,459

Deferred tax (liabilities) assets—noncurrent
Depreciation and amortization	(381)	(261)
Net operating losses	13,366	17,897
AMT credit	678	666
Intangible assets	(39,070)	(39,756)
Pension and postretirement liabilities	(278)	2,204
Stock-based compensation	2,198	1,623
Other, net	1,769	1,404

	(21,718)	(16,223)

Net deferred tax liabilities	$(10,703)	$(6,764)

        Our income tax payable of $27 and $4,295 at December 29, 2007 and December 30, 2006, respectively, was included in accrued expenses and other current liabilities.

        In 2007, 2006 and 2005, we recorded an increase in additional paid-in capital of approximately $798, $1,881 and $2,775, respectively, for tax benefits from the exercise of stock options.

        Section 382 of the Internal Revenue Code (Section 382) imposes limitations on a corporation's ability to utilize its net operating losses (NOLs) if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Upon emergence from bankruptcy, our NOLs were subject to Section 382 limitations. As a result of the Acquisition, we experienced an ownership change, as defined by Section 382. As a result of this ownership change, the utilization of our NOLs are subject to a new annual limitation under Section 382. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the sixty-month period after the ownership change. Based on fair values of certain assets as determined in connection with the Acquisition, we had approximately $66,700 of built-in gains that are anticipated to be recognized or deemed recognized during the aforementioned sixty-month period. Subsequent to the Acquisition, the sale of shares by others, including the initial public offering in July 2005, have resulted in additional changes in control for the purpose of Section 382; however, the annual limitation of our NOLs has not changed. At December 29, 2007, we had approximately $49,200 federal and state NOLs available for future utilization during the years of 2008 through 2023. During 2007, our combined limitation for our NOLs was approximately $11,745 and we utilized approximately $11,745 of NOLs. During 2006, our combined limitation for our NOLs was approximately $12,100 and we utilized approximately $12,100 of NOLs. During 2005, our combined limitation for our NOLs was approximately $20,900 and we utilized approximately $18,900 of NOLs with the remaining NOLs utilized in 2006.

-- 80 : MAIDENFORM BRANDS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Effective at the beginning of the first quarter of 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting and disclosure for uncertainty in income taxes. As a result of the adoption, we recorded a decrease to beginning retained earnings of $1,631 and increased our accruals for uncertain tax positions and related interest and penalties by a corresponding amount. Additionally, we reclassified approximately $3,812 of reserves for unrecognized tax benefits from current and deferred to non-current liabilities. As of December 29, 2007 and as of the adoption date, the total unrecognized tax benefits were approximately $7,085 and $4,745, respectively (before federal and, if applicable, state effect), and would impact our effective tax rate, if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

2007
Balance, at December 31, 2006	$4,745
Additions for prior year tax positions	668
Additions for current year tax positions	1,672

Balance, at December 29, 2007	$7,085

        We recognize interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of December 29, 2007 and as of the adoption date, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, were approximately $1,201 and $698, respectively. For the year ended December 29, 2007, we recorded $503 in interest and penalties before federal and, if applicable, state effect.

        We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For federal income tax purposes, our 2004 through 2007 tax years (including the NOL carryforwards utilized in those years) remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, our 2002 through 2007 tax years (including the NOL carryforwards utilized in those years) remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for nine to ten years.

        At December 29, 2007 and December 30, 2006, we had approximately $2,100 and $1,900, respectively, of undistributed earnings from foreign operations. No deferred taxes have been provided because we believe these earnings will be permanently reinvested abroad.

15. COMMITMENTS AND CONTINGENCIES

Purchase commitments

        In the normal course of business, we enter into purchase commitments for both finished goods inventory and raw materials. At December 29, 2007, we had purchase commitments of $69,148 and believe that we have adequate reserves for expected losses arising from all purchase commitments.

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

2007 FORM 10-K : 81 --

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	2007	2006
Accrued wages, incentive compensation, payroll taxes and related benefits	$9,868	$9,506
Accrued trade promotion	556	1,796
Accrued professional fees	1,242	1,604
Federal, state and local taxes payable	27	4,295
Accrued customs duty	3,132	—
Accrued other	6,795	3,975

	$21,620	$21,176

        Other accrued expenses and current liabilities include, among other items, accrued interest, inventory return accrual and accrued freight.

17. VALUATION AND QUALIFYING ACCOUNTS

	Allowance for
	Doubtful Accounts	Inventory Valuation	Sales Returns and Allowance
Balance, at January 1, 2005	$188	$3,592	$5,741
Additions, charged to expense	60	4,184	40,894
Write-offs	(24)	(4,976)	(38,859)

Balance, at December 31, 2005	224	2,800	7,776
Additions, charged to expense	44	7,632	42,827
Write-offs	—	(5,951)	(42,335)

Balance, at December 30, 2006	268	4,481	8,268
Additions, charged to expense	88	7,400	47,553
Write-offs	(57)	(7,140)	(46,306)

Balance, at December 29, 2007	$299	$4,741	$9,515

        In addition to the allowances for doubtful accounts and sales returns and allowances, we also include in accounts receivable reserves a reserve for term discounts and cooperative advertising commitments.

-- 82 : MAIDENFORM BRANDS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. MAJOR CUSTOMERS AND SUPPLIERS

        Each of the following wholesale segment customers were greater than 10% of our total net sales:

	For the years ended
	December 29, 2007	December 30, 2006	December 31, 2005
Customer A	15.5%	12.7%	12.9%
Customer B	10.9%	12.9%	12.4%
Customer C	11.4%	7.7%	7.9%

        At December 29, 2007 and December 30, 2006, our five largest uncollateralized receivables represented approximately 63% and 57% of total accounts receivable.

	For the years ended
	December 29, 2007	December 30, 2006	December 31, 2005
Major suppliers information
Number of major suppliers	7	5	3
% of total purchases	55%	58%	57%

19. RELATED PARTY TRANSACTIONS

        As a result of the initial public offering in 2005, Ares Corporate Opportunity Fund, L.P. (the "Fund") reduced its holdings from 12,925,000 shares of common stock and 235,000 shares of preferred stock, which represented approximately 65% of our outstanding common and preferred stock, respectively, to holdings of 7,400,000 shares of common stock which represented approximately 31.5% of our common stock immediately after the closing of the initial public offering. In connection with the Acquisition, we entered into an advisory agreement with ACOF Operating Manager, L.P. (together with the Fund, the "Ares Entities"), whereby we paid the Ares Entities an annual advisory fee of $250 plus reimbursements for reasonable expenses. In connection with the initial public offering in 2005, we terminated the advisory agreement and paid the Ares Entities $893 during 2005 for a prorated portion of the advisory fee and a termination fee. In connection with the Registration Statement on Form S-3 filed on October 31, 2006, the Fund reduced its holdings from 7,400,000 shares of common stock, which represented approximately 31.5% of our then outstanding shares of common stock, to 3,737,351 shares of common stock, which represented approximately 17% of our then outstanding shares of common stock.

        Prior to the refinancing of our credit facility on June 15, 2007, our credit facility, which included a consortium of institutions, was arranged with a financial institution who acted as the Administrative Agent for our credit facility. The Administrative Agent is also a stockholder of the Company since 2004. During 2007, 2006 and 2005, we paid transaction costs in the amount of $25, $300 and $3,223, respectively. We also incurred interest expense of $3,672, $8,592 and $10,288 for 2007, 2006 and 2005, respectively. In connection with the Registration Statement on Form S-3 filed on October 31, 2006, the Administrative Agent reduced its holdings to approximately 1.0% of our then outstanding shares of common stock.

        During 2005 and 2006, certain private equity funds managed by American International Group, Inc. ("AIG") were stockholders. We obtained various insurance policies for an aggregate purchase price of $361 and $393 during 2006 and 2005, respectively, from an affiliate of AIG. The policies obtained during 2006 and 2005 were recorded as prepaid

2007 FORM 10-K : 83 --

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expenses and other current assets and amortized over the term of the policies. At December 30, 2006, certain private equity funds managed by AIG were no longer stockholders of the Company.

20. SEGMENT INFORMATION

        We report segment information in accordance with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires segment information to be disclosed based on a "management approach." The management approach refers to the internal reporting that we use for making operating decisions and assessing the performance of reportable segments. SFAS No. 131 also requires disclosure about products and services, geographic areas and major customers. For purposes of complying with SFAS No. 131, we identified our two reportable segments as "Wholesale" and "Retail." Our wholesale sales are to department stores, national chain stores, mass merchants (including warehouse clubs), specialty retailers, off-price retailers, and third party distributors servicing similar customers in foreign countries while our retail segment reflects our operations from our retail stores and internet operations. Royalty income is also included in our wholesale segment. Within our reportable segments, Wholesale includes corporate-related assets. The accounting policies of the segments are the same as those described in Note 2, "Summary of Significant Accounting Policies." Each segment's results include the costs directly related to the segment's net sales and all other costs allocated based on the relationship to consolidated net sales to support each segment's net sales. Intersegment sales and transfers are recorded at cost and treated as a transfer of inventory.

	For the years ended
	December 29, 2007	December 30, 2006	December 31, 2005
Net sales
Wholesale	$366,121	$360,647	$327,799
Retail	56,043	56,188	54,370

Total	$422,164	$416,835	$382,169

Operating income
Wholesale	$64,672	$51,361	$31,936
Retail	3,247	4,153	1,592

Operating income	67,919	55,514	33,528
Interest expense, net	9,029	8,521	15,853

Income before provision for income taxes	$58,890	$46,993	$17,675

Depreciation and Amortization
Wholesale	$3,015	$2,487	$5,265
Retail	1,414	1,490	1,542

Total	$4,429	$3,977	$6,807

Net sales by geographic area
United States	$383,806	$388,312	$355,379
International(a)	38,358	28,523	26,790

Total	$422,164	$416,835	$382,169

Intercompany sales from Wholesale to Retail	$13,497	$13,731	$12,634

(footnotes appear on following page)

-- 84 : MAIDENFORM BRANDS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2007	2006
Inventory
Wholesale(b)	$60,263	$38,457
Retail	8,778	8,454

Total	$69,041	$46,911

Identifiable assets
Wholesale	$253,160	$218,636
Retail	26,491	26,217

Total	$279,651	$244,853

Property, plant and equipment, net, by geographic area
United States	$19,504	$17,954
International	488	500

Total	$19,992	$18,454

(a)
International net sales are identified as international based on the location of the customer.

(b)
Wholesale inventories include inventories warehoused for the Retail segment and Wholesale in-transit inventory beginning mid 2007.

21. EARNINGS (LOSS) PER SHARE

        The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	For the years ended
	December 29, 2007	December 30, 2006	December 31, 2005
Net income	$34,204	$27,762	$8,940
Less: Preferred stock dividends and changes in redemption value	—	—	(17,264)

Net income (loss) available to common stockholders	$34,204	$27,762	$(8,324)

Weighted average number of common and
common equivalent shares outstanding
Basic number of common shares outstanding	22,815,398	23,024,986	21,451,654
Dilutive effect of Stock Options and Restricted Stock	1,145,208	1,169,482	—

Dilutive number of common and common equivalent shares outstanding	23,960,606	24,194,468	21,451,654

Basic net earnings (loss) per common share	$1.50	$1.21	$(0.39)

Diluted net earnings (loss) per common share	$1.43	$1.15	$(0.39)

2007 FORM 10-K : 85 --

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During 2007, approximately 201,000 equity awards were not included in the computation of diluted earnings per share because the exercise prices of the awards were greater than the average market price of the shares of common stock.

        During 2007, approximately 155,000 equity awards were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

        Stock Options to purchase 509,000 shares of common stock were outstanding during 2005, but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the shares of common stock.

        Stock Options to purchase shares of common stock of 1,248,691 for 2005 were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

22. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

        The following table sets forth certain unaudited quarterly financial information:

	2007
Fiscal 2007	March 31, 2007	June 30, 2007	September 29, 2007	December 29, 2007
Net sales	$107,233	$118,960	$100,189	$95,782
Gross Profit	38,872	47,566	40,405	38,956
Operating income	20,196	20,503	14,617	12,603
Net income	10,592	9,482	7,779	6,351
Basic earnings per share	$0.46	$0.41	$0.34	$0.28
Diluted earnings per share	$0.44	$0.39	$0.32	$0.27

	2006
Fiscal 2006	April 1, 2006	July 1, 2006	September 30, 2006	December 30, 2006
Net sales	$100,844	$117,139	$113,833	$85,019
Gross Profit	37,979	44,216	42,754	31,803
Operating income	12,657	18,095	17,078	7,684
Net income	6,247	9,418	8,874	3,223
Basic earnings per share	$0.27	$0.41	$0.39	$0.14
Diluted earnings per share	$0.26	$0.39	$0.37	$0.13

-- 86 : MAIDENFORM BRANDS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Maidenform Brands, Inc.
Condensed Balance Sheet
(in thousands, except share and per share amounts)

	December 29, 2007	December 30, 2006
Assets
Investment in Maidenform, Inc.	$98,636	$74,422
Other current assets	448	87

Total current assets	99,084	74,509
Deferred income taxes	533	392

Total assets	$99,617	$74,901

Stockholders' equity
Stockholders' equity
Preferred stock—$0.01 par value; 10,000,000 shares authorized and none issued and outstanding	$—	$—
Common stock—$0.01 par value; 100,000,000 shares authorized; 23,488,357 shares issued and 22,357,292 outstanding at December 29, 2007 and 23,488,357 issued and 22,964,826 outstanding at December 30, 2006	235	235
Additional paid-in capital	60,919	59,478
Retained earnings	53,526	20,953
Accumulated other comprehensive income	872	158
Treasury stock, at cost (1,131,065 shares at December 29, 2007 and 523,531 shares at December 30, 2006)	(15,935)	(5,923)

Total stockholders' equity	99,617	74,901

Total stockholders' equity	$99,617	$74,901

The accompanying note is an integral part of these condensed financial statements.

2007 FORM 10-K : 87 --

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maidenform Brands, Inc.
Condensed Statement of Operations
(in thousands, except share and per share amounts)

	For the years ended
	December 29, 2007	December 30, 2006	December 31, 2005
Selling, general and administrative expense	$(857)	$(1,091)	$(4,306)
Income tax benefit	311	276	184

Loss before equity in net income of Maidenform, Inc.	(546)	(815)	(4,122)
Equity in net income of Maidenform, Inc. (net of tax)	34,750	28,577	13,062

Net income	34,204	27,762	8,940
Preferred stock dividends and changes in redemption value	—	—	(17,264)

Net income (loss) available to common stockholders	$34,204	$27,762	$(8,324)

Basic earnings (loss) per common share	$1.50	$1.21	$(0.39)

Diluted earnings (loss) per common share	$1.43	$1.15	$(0.39)

Basic weighted average number of shares outstanding	22,815,398	23,024,986	21,451,654

Diluted weighted average number of shares outstanding	23,960,606	24,194,468	21,451,654

The accompanying note is an integral part of these condensed financial statements.

-- 88 : MAIDENFORM BRANDS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maidenform Brands, Inc.
Condensed Statement of Cash Flows
(in thousands)

	For the years ended
	December 29, 2007	December 30, 2006	December 31, 2005
Cash flows from operating activities
Net income	$34,204	$27,762	$8,940
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation	508	502	429
Deferred income taxes	(141)	(201)	(172)
Tax benefit from exercise of stock options	—	—	2,775
Excess tax benefits related to stock-based compensation	(798)	(1,881)	—
Equity in net income of Maidenform, Inc.	(34,750)	(28,577)	(13,062)
Net change in operating activities
Other current assets	693	1,806	(12)

Net cash from operating activities	(284)	(589)	(1,102)

Cash flows from investing activities
Investment in Maidenform, Inc.	11,439	8,113	8,811

Net cash from investing activities	11,439	8,113	8,811

Cash flows from financing activities
Purchase of common stock for treasury	(12,526)	(7,563)	—
Proceeds from options exercised	573	171	—
Excess tax benefits related to stock-based compensation	798	1,881	—
Payments of employee withholding taxes related to net stock option exercises	—	(2,013)	—
Proceeds from issuance of preferred and common stock	—	—	52,579
Redemption of preferred stock and preferred options and payment of accumulated dividends	—	—	(46,828)
Cash dividends paid	—	—	(13,320)
Common stock options purchased	—	—	(140)

Net cash from financing activities	(11,155)	(7,524)	(7,709)

Net change in cash	—	—	—
Cash and cash equivalents
Beginning of period	—	—	—

End of period	$—	$—	$—

Supplementary disclosure of cash flow information
Non-cash intercompany transaction	$2,076	$1,514	$1,180

The accompanying note is an integral part of these condensed financial statements.

2007 FORM 10-K : 89 --

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maidenform Brands, Inc.
Note to Condensed Financial Statements of Parent Company (in thousands)

BASIS OF PRESENTATION

        The Parent Company follows the accounting policies as described in Note 2 to the Consolidated Financial Statements of Maidenform Brands, Inc. and subsidiaries (the "Company") with the exception of its investment in its subsidiary for which the Parent Company uses the equity method of accounting.

        For further information, reference should be made to the Notes to Consolidated Financial Statements of the Company included in this Annual Report of Form 10-K.

-- 90 : MAIDENFORM BRANDS, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our "disclosure controls and procedures," as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 29, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

        There were no changes in our internal control over financial reporting during the quarter ended December 29, 2007 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of December 29, 2007.

        PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited our consolidated financial statements, has also audited the effectiveness of internal control over financial reporting as of December 29, 2007, as stated in their report which appears in the "Report of Independent Registered Public Accounting Firm" included elsewhere in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

        None.

2007 FORM 10-K : 91 --

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10 with respect to (1) directors, (2) executive officers, (3) Audit Committee matters, (4) our Code of Ethics for the Chief Executive Officer and Senior Financial Officers and (5) compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the sections captioned (1) "Election of Directors," (2) "Executive Officers," (3) "Board Committees and Meetings—Audit Committee," (4) "Corporate Governance Documents" and (5) "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement for our 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than April 29, 2008 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference to the sections captioned "Compensation Discussion and Analysis", "Compensation Committee Report" (which information shall be deemed furnished in this Annual Report on Form 10-K), "Executive and Director Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item 12 with respect to the security ownership of certain beneficial owners and management is incorporated by reference to the section captioned "Ownership of Securities" in the Proxy Statement.

        The following table provides certain information regarding the common stock authorized for issuance under our equity compensation plans, as of December 29, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1) (c)
Equity compensation plans approved by stockholders(2)	2,680,293	(3)	$6.14	970,836
Equity compensation plans not approved by stockholders	—		—	—

Total	2,680,293		$6.14	970,836

(1)
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

(2)
Our equity compensation plans which were approved by our stockholders are the 2004 Rollover Stock Option Plan, as amended, 2004 Stock Option Plan, as amended, 2004 Stock Option Plan for Non-Employees Directors, as amended, and the 2005 Stock Incentive Plan.

(3)
Includes stock appreciation rights with respect to 183,720 shares of common stock with a reference price of $19.11 per share.

-- 92 : MAIDENFORM BRANDS, INC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item 13 is incorporated by reference to the sections captioned "Certain Relationships and Related Transactions" and "Director Independence" in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item 14 is incorporated by reference to the section captioned "Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures" in the Proxy Statement.

2007 FORM 10-K : 93 --

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statements and Schedules

  (1)
  The financial statements required to be filed as part of this report are set forth in Item 8 of Part II of this report.

  (2)
  Financial statement schedules are omitted since the required information is either not applicable or is included in our audited consolidated financial statements.

(b)    Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
3.1	Intentionally omitted
3.2*	Form of Amended and Restated Certificate of Incorporation to be in effect upon the consummation of this offering
3.3	Intentionally omitted
3.4*	Form of Amended and Restated Bylaws to be in effect upon the consummation of this offering
4.1*	Specimen Common Stock Certificate
4.2*	Amended and Restated Stockholders Agreement, dated as of July 8, 2005, by and among the Registrant and the stockholders of the Registrant listed on the signature pages thereto
4.3*	See Exhibits 3.2 and 3.4 for provisions defining the rights of holders of common stock of the Registrant
10.1*	Employment Agreement, dated as of May 11, 2004, between Maidenform, Inc. and Thomas J. Ward #
10.2*	Employment Agreement, dated as of June 14, 2005, between Maidenform, Inc. and Maurice Reznik #
10.3*	Employment Agreement, dated as of October 14, 2004, between Maidenform, Inc. and Dorvin D. Lively #
10.4*	Employment Agreement, dated as of November 1, 1999, between Maidenform, Inc. and Steven N. Masket #
10.5(a)*	2004 Stock Option Plan #
10.5(b)*	Amendment to 2004 Stock Option Plan #
10.6(a)*	2004 Rollover Stock Option Plan #
10.6(b)*	Amendment to 2004 Rollover Stock Option Plan #
10.7(a)*	2004 Stock Option Plan for Non-Employee Directors #
10.7(b)*	Amendment to 2004 Stock Option Plan for Non-Employee Directors #
10.8	Intentionally omitted
10.9*	2005 Stock Incentive Plan #
10.10*	2005 Annual Performance Bonus Plan #
10.10(a)**	Form of Non-Tandem Stock Appreciation Rights Agreement Pursuant to the Maidenform Brands, Inc. 2005 Stock Incentive Plan for grants to named executive officers #
10.10(b)**	Form of Restricted Stock Agreement Pursuant to the Maidenform Brands, Inc. 2005 Stock Incentive Plan for grants to named executive officers #

-- 94 : MAIDENFORM BRANDS, INC.

10.11(a)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Thomas J. Ward #
10.11(b)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Thomas J. Ward #
10.11(c)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Maurice S. Reznik #
10.11(d)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Steven N. Masket #
10.12	Intentionally omitted
10.13***	Credit Agreement, dated as of June 15, 2007, entered into by and among the Company, Maidenform, Inc., the lenders listed therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and Caisse de dépôt et placement du Québec, as Sole Lead Arranger.
10.14	Intentionally omitted
10.15*	Form of Indemnification Agreement
10.16*	Form of Sales Restriction Agreement
21.1****	Subsidiaries of the Registrant
23.1****	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
31.1****	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2****	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1****	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2****	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference to the identically-numbered exhibit to the registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-124228).

**
Incorporated by reference to the registrant's Annual Report on Form 10-K filed on March 13, 2007.

***
Incorporated by reference to Exhibit 10.1 on the registrant's Report on Form 8-K filed on June 18, 2007.

****
Filed herewith.

#
Management contract or compensatory plan or arrangement

2007 FORM 10-K : 95 --

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2008.

Maidenform Brands, Inc. (Registrant)
/s/ DORVIN D. LIVELY Dorvin D. Lively Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March 2008.

Signature	Title

/s/ THOMAS J. WARD Thomas J. Ward	Chief Executive Officer and Vice Chairman of the Board (principal executive officer)
/s/ DORVIN D. LIVELY Dorvin D. Lively	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)
/s/ DAVID B. KAPLAN David B. Kaplan	Chairman of the Board
/s/ NORMAN AXELROD Norman Axelrod	Director
/s/ BARBARA EISENBERG Barbara Eisenberg	Director
/s/ KAREN ROSE Karen Rose	Director
/s/ HAROLD COMPTON Harold Compton	Director
/s/ ADAM L. STEIN Adam L. Stein	Director

-- 96 : MAIDENFORM BRANDS, INC.

INDEX TO EXHIBITS

        The following is a list of all exhibits filed as part of this Report:

Exhibit No.	Description
3.1	Intentionally omitted
3.2*	Form of Amended and Restated Certificate of Incorporation to be in effect upon the consummation of this offering
3.3	Intentionally omitted
3.4*	Form of Amended and Restated Bylaws to be in effect upon the consummation of this offering
4.1*	Specimen Common Stock Certificate
4.2*	Amended and Restated Stockholders Agreement, dated as of July 8, 2005, by and among the Registrant and the stockholders of the Registrant listed on the signature pages thereto
4.3*	See Exhibits 3.2 and 3.4 for provisions defining the rights of holders of common stock of the Registrant
10.1*	Employment Agreement, dated as of May 11, 2004, between Maidenform, Inc. and Thomas J. Ward #
10.2*	Employment Agreement, dated as of June 14, 2005, between Maidenform, Inc. and Maurice Reznik #
10.3*	Employment Agreement, dated as of October 14, 2004, between Maidenform, Inc. and Dorvin D. Lively #
10.4*	Employment Agreement, dated as of November 1, 1999, between Maidenform, Inc. and Steven N. Masket #
10.5(a)*	2004 Stock Option Plan #
10.5(b)*	Amendment to 2004 Stock Option Plan #
10.6(a)*	2004 Rollover Stock Option Plan #
10.6(b)*	Amendment to 2004 Rollover Stock Option Plan #
10.7(a)*	2004 Stock Option Plan for Non-Employee Directors #
10.7(b)*	Amendment to 2004 Stock Option Plan for Non-Employee Directors #
10.8	Intentionally omitted
10.9*	2005 Stock Incentive Plan #
10.10*	2005 Annual Performance Bonus Plan #
10.10(a)**	Form of Non-Tandem Stock Appreciation Rights Agreement Pursuant to the Maidenform Brands, Inc. 2005 Stock Incentive Plan for grants to named executive officers #
10.10(b)**	Form of Restricted Stock Agreement Pursuant to the Maidenform Brands, Inc. 2005 Stock Incentive Plan for grants to named executive officers #
10.11(a)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Thomas J. Ward #
10.11(b)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Thomas J. Ward #
10.11(c)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Maurice S. Reznik #
10.11(d)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Steven N. Masket #
10.12	Intentionally omitted
10.13***	Credit Agreement, dated as of June 15, 2007, entered into by and among the Company, Maidenform, Inc., the lenders listed therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and Caisse de dépôt et placement du Québec, as Sole Lead Arranger.
10.14	Intentionally omitted
10.15*	Form of Indemnification Agreement
10.16*	Form of Sales Restriction Agreement
21.1****	Subsidiaries of the Registrant
23.1****	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP

2007 FORM 10-K : 97 --

31.1****	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2****	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1****	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2****	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference to the identically-numbered exhibit to the registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-124228).

**
Incorporated by reference to the registrant's Annual Report on Form 10-K filed on March 13, 2007.

***
Incorporated by reference to Exhibit 10.1 on the registrant's Report on Form 8-K filed on June 18, 2007.

****
Filed herewith.

#
Management contract or compensatory plan or arrangement

-- 98 : MAIDENFORM BRANDS, INC.

QuickLinks

PART I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS Risks Related To Our Business and Our Industry
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES