Form 10-Q
period 2008-03-29
Maidenform Brands, Inc.
filed 2008-05-07
CIK 1323531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 2, 2008, there were 22,453,048 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 29, 2008	December 29, 2007
Assets
Current assets
Cash and cash equivalents	$10,731	$16,602
Accounts receivable, net	54,760	45,775
Inventories	62,938	69,041
Deferred income taxes	11,225	11,015
Prepaid expenses and other current assets	7,422	7,497
Total current assets	147,076	149,930
Property, plant and equipment, net	19,400	19,992
Goodwill	7,884	7,884
Intangible assets, net	98,228	98,518
Other non-current assets	3,412	3,327
Total assets	$276,000	$279,651

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$1,100	$1,100
Accounts payable	26,070	36,022
Accrued expenses and other current liabilities	21,801	21,620
Total current liabilities	48,971	58,742
Long-term debt	88,350	88,625
Deferred income taxes	22,222	21,718
Other non-current liabilities	11,060	10,949
Total liabilities	170,603	180,034

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock - $0.01 par value; 10,000,000 shares authorized and none issued and outstanding	-	-
Common stock - $0.01 par value; 100,000,000 shares authorized; 23,488,357 shares issued and 22,361,061 outstanding at March 29, 2008 and 23,488,357 shares issued and 22,357,292 outstanding at December 29, 2007	235	235
Additional paid-in capital	61,210	60,919
Retained earnings	59,565	53,526
Accumulated other comprehensive income	269	872
Treasury stock, at cost (1,127,296 shares at March 29, 2008 and 1,131,065 shares at December 29, 2007)	(15,882)	(15,935)
Total stockholders’ equity	105,397	99,617
Total liabilities and stockholders’ equity	$276,000	$279,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended
	March 29, 2008	March 31, 2007

Net sales	$98,106	$107,233
Cost of sales	60,140	68,361
Gross profit	37,966	38,872
Selling, general and administrative expenses	26,403	18,676
Operating income	11,563	20,196

Interest expense, net	1,181	2,021
Income before provision for income taxes	10,382	18,175
Income tax expense	4,343	7,583
Net income	$6,039	$10,592
Basic earnings per common share	$0.27	$0.46
Diluted earnings per common share	$0.26	$0.44
Basic weighted average number of shares outstanding	22,358,220	22,977,456
Diluted weighted average number of shares outstanding	23,422,197	24,145,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 29, 2008	March 31, 2007
Cash flows from operating activities
Net income	$6,039	$10,592
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	933	717
Amortization of intangible assets	290	290
Amortization of deferred financing costs	47	210
Stock-based compensation	321	456
Deferred income taxes	504	1,725
Excess tax benefits related to stock-based compensation	(16)	(102)
Pension plan curtailment gain	-	(6,099)
Net changes in operating assets and liabilities
Accounts receivable	(8,985)	(18,964)
Inventories	6,103	(8,850)
Prepaid expenses and other current and non-current assets	79	219
Accounts payable	(9,952)	9,230
Accrued expenses and other current and non-current liabilities	(3,212)	(1,901)
Income taxes payable	2,886	5,065
Net cash from operating activities	(4,963)	(7,412)
Cash flows from investing activities
Capital expenditures	(341)	(952)
Net cash from investing activities	(341)	(952)
Cash flows from financing activities
Term loan repayments	(275)	-
Proceeds from stock options exercised	7	34
Excess tax benefits related to stock-based compensation	16	102
Payments of capital lease obligations	(27)	(25)
Net cash from financing activities	(279)	111
Effects of exchange rate changes on cash	(288)	65
Net decrease in cash	(5,871)	(8,188)
Cash and cash equivalents
Beginning of period	16,602	14,617
End of period	$10,731	$6,429

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$1,412	$2,086
Income taxes	$816	$22

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
Maidenform Brands, Inc. and its subsidiaries (the “Company,” “we,” “us” or “our”) design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels including department stores and national chain stores, mass merchants (including warehouse clubs), and other (including specialty retailers, off-price retailers, foreign distributors and licensing income). In addition, we also operated 78 and 76 retail outlet stores as of March 29, 2008 and March 31, 2007, respectively, and sell products on our websites.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position at March 29, 2008, the results of our operations for the three months ended March 29, 2008 and March 31, 2007, and cash flows for the three months ended March 29, 2008 and March 31, 2007. These adjustments consist of normal recurring adjustments. Operating results for the three-month period ended March 29, 2008 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 29, 2007 has been derived from our audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 29, 2007.

2. DEBT

	March 29, 2008	December 29, 2007
Long-term debt
Term loan facility	$89,450	$89,725
Current maturities of long-term debt	1,100	1,100
Non-current portion of long-term debt	$88,350	$88,625

At March 29, 2008, we had $89,450 outstanding under our term loan, and $0 outstanding with approximately $48,295 available for borrowings under our revolving loan, after giving effect to $1,705 of outstanding letters of credit. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. Principal payments on the term loan are payable in quarterly installments of $275 with all remaining amounts due on the maturity date. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. In addition, subject to specified exceptions and limitations and reinvesting options, partial prepayments of outstanding loans may be required with the proceeds of asset sales, sales of equity and debt securities, and with certain insurance and condemnation proceeds.

Payments due on long-term debt during each of the five years subsequent to March 29, 2008, are as follows:

Balance of fiscal 2008	$825
In fiscal 2009	1,100
In fiscal 2010	1,100
In fiscal 2011	1,100
In fiscal 2012	1,100
Thereafter	84,225

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

3. FAIR VALUE MEASUREMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP No. 157-1) and FSP No. 157-2, “Effective Date of FASB Statement No. 157” (FSP No. 157-2). FSP No. 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP No. 157-2 allows a one-year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008.

Effective December 30, 2007, we adopted SFAS No. 157. The fair value hierarchy for disclosure of fair value measurements under SFAS No. 157 is as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities
Level 2 - Quoted prices for similar assets and liabilities in active markets or significant inputs that are observable
Level 3 - Significant inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes liabilities measured at fair value on a recurring basis at March 29, 2008, as required by SFAS No. 157:

	Level 1	Level 2	Level 3
Liabilities
Interest rate swap	$-	$1,152	$-

Effective July 30, 2007, we entered into an interest rate swap agreement to receive floating interest and pay fixed interest. This interest rate swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate term loan debt. The interest rate swap agreement matures on December 31, 2009. As of March 29, 2008, $40,000 of our outstanding term loan debt was hedged under this agreement.

The fair value is based on the quoted market price for a similar liability or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources.

4. BENEFIT PLANS AND POSTRETIREMENT PLANS

We sponsor a defined benefit pension plan covering substantially all eligible employees not covered by the union plans. Effective January 1, 2007, the defined benefit pension plan was frozen for current participants and closed to new entrants. In connection with the freeze, we recorded a non-cash curtailment benefit. If we choose to terminate the pension plan, we will recognize a one-time settlement loss or gain depending on the funded status at the time of termination. There is no requirement to terminate the plan. We also maintain postretirement medical benefit plans for certain eligible retirees for which postretirement benefit expense on a quarterly basis is insignificant.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

The components of net periodic benefit income charged to operations are as follows:

	Three months ended
	March 29, 2008	March 31, 2007

Interest cost	$277	$272
Expected return on plan assets	(413)	(381)
Net periodic benefit income	(136)	(109)

Curtailment gain	-	(6,099)
Total	$(136)	$(6,208)

5. STOCKHOLDERS’ EQUITY

	Common		Treasury		Additional		Accumulated other	Total
	stock		stock		paid-in	Retained	comprehensive	stockholders'
	Shares	$	Shares	$	capital	earnings	income	equity

Balance at December 29, 2007	23,488,357	$235	(1,131,065)	$(15,935)	$60,919	$53,526	$872	$99,617

Stock-based compensation					321			321
Stock options exercised			3,769	53	(30)			23
Comprehensive income
Net income						6,039		6,039
Changes during the period							(603)	(603)
Total comprehensive income								5,436

Balance at March 29, 2008	23,488,357	$235	(1,127,296)	$(15,882)	$61,210	$59,565	$269	$105,397

6. COMPREHENSIVE INCOME

The changes in comprehensive income are as follows:

	Three months ended
	March 29, 2008	March 31, 2007

Net income	$6,039	$10,592
Foreign currency translation adjustments (a)	(288)	65
Pension plan curtailment, net of tax	-	146
Interest rate swap, net of tax	(315)	(61)
Comprehensive income	$5,436	$10,742

(a)	No tax benefit has been provided associated with the foreign currency translation adjustment due to management’s decision to reinvest the earnings of our foreign subsidiaries indefinitely.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

7. INCOME TAXES

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occurred); changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occurred); or impacts from tax law changes (to the extent such changes effect our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occurred). Our effective income tax rate for the three–month period ended March 29, 2008 was 41.8% as compared to an effective income tax rate for the three–month period ended March 31, 2007 of 41.7%.

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

Information on segments and reconciliation to income before provision for income taxes, are as follows:

	Three months ended
	March 29, 2008	March 31, 2007

Net sales
Wholesale	$86,625	$97,006
Retail	11,481	10,227
Total	$98,106	$107,233

Operating income
Wholesale	$12,092	$21,313
Retail	(529)	(1,117)
Operating income	11,563	20,196
Interest expense, net	1,181	2,021
Income before provision for income taxes	$10,382	$18,175

Depreciation and amortization
Wholesale	$890	$644
Retail	333	363
Total	$1,223	$1,007

Net sales by geographic area
United States	$90,137	$100,049
International (a)	7,969	7,184
Total	$98,106	$107,233

Intercompany sales from Wholesale to Retail	$2,785	$2,574

	March 29, 2008	December 29, 2007
Identifiable assets
Wholesale	$250,000	$253,160
Retail	26,000	26,491
Total	$276,000	$279,651

(a) International net sales are identified as international based on the location of the customer.

At March 29, 2008 and December 29, 2007, our five largest uncollaterized receivables represented approximately 72% and 63% of total accounts receivable, respectively.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

For the three-month periods ended March 29, 2008 and March 31, 2007, three customers in the Wholesale segment each accounted for more than 10% of our consolidated net sales.

9. EARNINGS PER SHARE

The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three months ended
	March 29, 2008	March 31, 2007

Net income	$6,039	$10,592
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	22,358,220	22,977,456

Impact of dilutive securities	1,063,977	1,167,600

Dilutive number of common and common equivalent shares outstanding	23,422,197	24,145,056

Basic earnings per common share	$0.27	$0.46
Diluted earnings per common share	$0.26	$0.44

For the three-month period ended March 29, 2008, approximately 612,000 equity awards were not included in the computation of diluted earnings per share because the exercise prices of the awards were greater than the average market price of the shares of common stock.

For the three-month period ended March 29, 2008, approximately 22,000 equity awards were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

10. COMMITMENTS AND CONTINGENCIES

Purchase commitments

In the normal course of business, we enter into purchase commitments for both finished goods and raw materials. At March 29, 2008, we had purchase commitments of $67,808 and believe that we have adequate reserves for expected losses arising from all purchase commitments.

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	March 29, 2008	December 29, 2007

Accrued wages, incentive compensation, payroll taxes and related benefits	$7,129	$9,868
Accrued professional fees	1,465	1,242
Federal, state and local taxes payable	2,636	27
Accrued customs duty	2,897	3,132
Accrued other	7,674	7,351
	$21,801	$21,620

Other accrued expenses and current liabilities include, among other items, accrued interest, inventory return accrual, severance and accrued freight.

12. RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2008, the FASB issued FSP No. 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP No. 157-2. We are currently evaluating the impact, if any, that FSP No. 157-2 will have on our consolidated statements of financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS No. 115”. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. We adopted this statement as of December 30, 2007 and elected not to apply the fair value option to any of our financial instruments.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities". SFAS No. 161 enhances the disclosure requirements for derivative instruments and hedging activities. This Standard is effective beginning in our 2009 fiscal year. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect our consolidated statements of financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “anticipates”,  “believes”, “estimates”,  “expects”, “intends”, “plans”, “potential”, “predicts”, “projects” or similar words or phrases, although not all forward-looking statements contain such identifying words.  All forward-looking statements included in this report are based on information available to us on the date hereof. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to inform you if they do. Actual events or results may differ materially from those contained in the projections or forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, particularly in the section captioned “PART II - OTHER INFORMATION, Item 1A - Risk Factors.”

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

We sell our products under some of the most recognized brands in the intimate apparel industry, including Maidenform®, Flexees®, Lilyette®, Control ItTM, Sweet Nothings®, Rendezvous®, Subtract®, Bodymates® and Self Expressions®. Our Maidenform®, Flexees®, Lilyette® and Control ItTM brands are broadly sold in department stores and national chain stores. Our other brands are distributed through national chain stores and selected mass merchants. These other brands leverage our product technology, but are separate brands with distinctly different logos. In addition to our owned brands, we also supply private brand products to selected retailers.

Trends in Our Business

We operate in two segments, wholesale and retail. Our wholesale segment includes both our domestic and international wholesale markets. Our retail segment includes our company-operated outlet stores and our websites.

We have identified many near-term opportunities for growth and operational improvements, as well as challenges, including general macro-economic conditions, to our business. In particular, management believes that there are many factors influencing the intimate apparel industry, including but not limited to: consistent demand for foundation garments, consumer demand for product innovation and leading brands, sourcing and supply chain efficiencies, continued growth of the mass merchant channel, pressure from retailers brought about by the consolidation in the retail industry, increases in the cost of the raw materials used in intimate apparel products and uncertainty surrounding import restrictions.

We believe we are well-positioned to capitalize on or address these trends by, among other things:

•	increasing consumer identification with our brands through further marketing investments;
•	continuing to launch innovative products;
•	increasing our presence in department stores and national chain stores through the use of Maidenform®, Flexees®, Lilyette®, Control ItTM, Rendezvous®, Subtract® and private brands;
•	increasing our presence in the mass merchant channel through the use of our Sweet Nothings®, Bodymates®, Self Expressions®, private brands and other brands for new customers;
•	expanding our international presence;
•	being a marketer of our brands, rather than a manufacturer, of intimate apparel;
•	making selective acquisitions, entering into licenses, and developing products and marketing that will complement our existing products or distribution channels; and
•	merchandising, marketing and selling private brand products to selected retailers.

Wholesale Segment

The following trends are among the key variables that will affect our wholesale segment:

Department Stores and National Chain Stores. The department stores and national chain stores are where we generally sell the Maidenform®, Flexees® and Lilyette® brands. We plan to continue to invest in increasing our net sales with department store customers, which we believe is important to our long-term positioning in the channel. There has been a trend toward consolidation of department stores. We expect the rate of our future net sales growth with department stores to be moderated by the reduction in both the number of department store customers and the number of doors (distinct locations operated by a particular retailer) operated by those customers. We have grown both our market share and our net sales significantly in the past several years with national chain stores. We expect to see continued growth with national chain stores in the future as consumers continue to seek out value alternatives and as our customers in this channel continue to open new doors. We have customers located outside the United States that purchase our Maidenform®, Flexees® and Lilyette® brands. The majority of these net sales are included in the department stores and national chain stores channel.

Mass Merchants. The mass merchant channel includes both mass merchants and warehouse clubs. We intend to improve our penetration with mass merchants through the use of our brands Sweet Nothings®, Bodymates®, and Self Expressions® as well as private brands. We have experienced significant growth in this channel over the past several years and expect to achieve significant growth in the future as we are able to increase both the floor space and number of doors in which our products are sold. We expect that both our net sales to this channel and our net sales to this channel as a percentage of our total net sales are likely to increase over time. The volume and mix of net sales of our brands and of private label in the mass merchant channel can vary from period-to-period based upon strategic changes that our customers may implement from time-to-time. Net sales to customers in the mass merchant channel that are located outside the United States are included in this channel.

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

We will selectively target strategic acquisitions, licensing opportunities or a brand start-up to grow our consumer base and would utilize the acquired companies or licenses to complement the products, channels and geographic reach of our existing portfolio. We believe that acquisitions or licensing opportunities could enhance our product offerings to retailers and provide potential growth. We believe we can leverage our core competencies such as product development, brand management, logistics and marketing to create significant value from the acquired businesses or licenses.

Retail Segment

We believe our retail sales volume is driven by our ability to service our existing consumers and obtain new consumers, as well as overall general macro-economic conditions that can affect our consumers and ultimately their levels of overall spending and choice of retail channel for their purchases. Additionally, identifying optimal retail outlet locations, favorable leasing arrangements, and improving our store productivity are factors important to growing our retail segment’s net sales. We also sell our products through our websites, www.maidenform.com and www.maidenform.co.uk. Although we currently do not generate a significant amount of net sales through these sites, we do expect it to continue to grow.

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

Selling, General and Administrative Expenses (SG&A). Our SG&A include all of our marketing, selling, distribution and general and administrative expenses for both the wholesale and retail segments (which include our retail outlet store payroll and related benefits), and rent expense. General and administrative expenses include management payroll, benefits, travel, information systems, accounting, insurance and legal. Additionally, depreciation related to the shipping function in our distribution centers and our corporate office assets such as furniture, fixtures, and equipment, as well as amortization of intellectual property, are included in SG&A.

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

Net operating loss carryforwards (NOLs) enable a company to apply net operating losses incurred during a current period against a future period's profits in order to reduce cash tax liabilities in those future periods. In periods when a company is generating operating losses, its NOLs will increase. The tax effect of the NOLs is recorded as a deferred tax asset. If the company does not believe that it is more likely than not that it will be able to utilize the NOLs, it records a valuation allowance against the deferred tax asset. Additionally, Section 382 of the Internal Revenue Code (Section 382) imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the sixty-month period after the ownership change. Upon emergence from bankruptcy in 1999, our NOLs were subject to Section 382 limitations. As a result of the acquisition in 2004, we experienced a change in control as defined by Section 382. As a result of this ownership change, the utilization of our NOLs was subject to a new annual limitation under Section 382. Subsequent to the acquisition in 2004, sales of our shares by others, including the initial public offering in July 2005, have resulted in additional changes in control for the purpose of Section 382; however, the annual limitation of our NOLs has not changed. At December 29, 2007, we had approximately $49.2 million of federal and state NOLs available for utilization in the years from 2008 through 2023.

Results of Operations

	Three months ended
	March 29, 2008	March 31, 2007
OPERATING DATA: (in millions)
Wholesale sales	$86.6	$97.0
Retail sales	11.5	10.2
Net sales	98.1	107.2
Cost of sales	60.1	68.3
Gross profit	38.0	38.9
Selling, general and administrative expenses	26.4	18.7
Operating income	$11.6	$20.2

	As a percentage of net sales
	Three months ended
	March 29, 2008	March 31, 2007
OPERATING DATA:
Wholesale sales	88.3%	90.5%
Retail sales	11.7	9.5
Net sales	100.0	100.0
Cost of sales	61.3	63.7
Gross profit	38.7	36.3
Selling, general and administrative expenses	26.9	17.5
Operating income	11.8%	18.8%

Our net sales are derived from two segments, wholesale and retail. Our net sales within the wholesale segment are grouped by channel, based upon the brands we sell and the customers to whom we sell them, as follows: (1) department stores and national chain stores, (2) mass merchants and (3) other.

Our department stores and national chain stores channel primarily consists of sales of our Maidenform®, Flexees®, Lilyette®, Control ItTM, and private brands on a worldwide basis to customers within this category. Within the mass merchant channel, we sell brands such as Sweet Nothings®, Bodymates®, Self Expressions® and private brands that are primarily dedicated to specific customers. These brands are all sold on a worldwide basis to mass merchants and, to a lesser degree, warehouse clubs. Our remaining sales are grouped within a channel designated as other and include private brand products sold to specialty retailers and all brand sales to off-price retail stores. In addition, we include licensing income as well as sales to foreign distributors in our other channel.

	Three months ended
	March 29, 2008	March 31, 2007	$ change	% change
	(in millions)
Department stores and national chain stores	$48.4	$53.5	$(5.1)	(9.5)%
Mass merchants	30.3	28.6	1.7	5.9
Other	7.9	14.9	(7.0)	(47.0)
Total wholesale	86.6	97.0	(10.4)	(10.7)

Retail	11.5	10.2	1.3	12.7

Total consolidated net sales	$98.1	$107.2	$(9.1)	(8.5)%

Our retail segment consists of outlet stores and internet sales. We had 78 outlet stores as of March 29, 2008 compared to 76 stores as of March 31, 2007.

In addition, our mix of products sold between bras, shapewear, and panties in the wholesale segment for the three months ended March 29, 2008 and March 31, 2007, respectively, is summarized below:

	Three months ended
	March 29, 2008	March 31, 2007
Bras	66%	75%
Shapewear	22	15
Panties	12	10
	100%	100%

Net Sales

Consolidated net sales decreased by $9.1 million, or 8.5%, from $107.2 million for the three months ended March 31, 2007 to $98.1 million for the three months ended March 29, 2008.

Wholesale segment net sales decreased by $10.4 million, or 10.7%, from $97.0 million for the three months ended March 31, 2007 to $86.6 million for the three months ended March 29, 2008. Total international sales, which are included in the wholesale segment, increased by $0.8 million, or 11.1%, from $7.2 million for the three months ended March 31, 2007 to $8.0 million for the three months ended March 29, 2008, primarily from product assortment expansion, in addition to increased sales levels in countries such as Germany, Russia, and the Scandinavian countries. Partially offsetting these increases in net sales was a decrease in net sales to the United Kingdom. Our department stores and national chain stores channel net sales decreased by $5.1 million, or 9.5%, from $53.5 million for the three months ended March 31, 2007 to $48.4 million for the three months ended March 29, 2008. Despite the unfavorable sales environment which affected certain product replenishment orders from customers in this channel we had solid performance in our shapewear brand, Control ItTM, continued growth in our full-figure Lilyette® brand and strength in the Flexees® business. Our mass merchant channel net sales increased by $1.7 million, or 5.9%, from $28.6 million for the three months ended March 31, 2007 to $30.3 million for the three months ended March 29, 2008. This increase was driven by an expanded footprint of our Sweet Nothings® brand with one mass customer particularly in the shapewear and full figure categories, in addition to introducing a new bra program with a warehouse customer. Other channel net sales, which include sales to specialty retailers, off-price retailers, foreign distributors and licensing income, decreased by $7.0 million, or 47.0%, from $14.9 million for the three months ended March 31, 2007 to $7.9 million for the three months ended March 29, 2008. This decrease was due primarily to a non-recurring private brand program with a specialty retailer that occurred in the first quarter of 2007 and lower sales to an off-price retailer.

Net sales in our retail segment increased $1.3 million, or 12.7%, from $10.2 million for the three months ended March 31, 2007 to $11.5 million for the three months ended March 29, 2008. We had 78 outlet stores as of March 29, 2008 compared to 76 outlet stores as of March 31, 2007. Same stores sales, defined as sales from stores open for more than one year, for the three-month period ended March 29, 2008 increased 9.4% due to higher sales in most of our product segments, particularly in shapewear and full figure. Specific initiatives to drive store productivity included focused in-store marketing efforts, a targeted direct mail campaign to customers as well as signage and floor redesigns. Our internet sales increased $0.3 million, or 33.3%, from $0.9 million for the three months ended March 31, 2007 to $1.2 million for the three months ended March 29, 2008.

Gross Profit

Consolidated gross profit decreased by $0.9 million, or 2.3%, from $38.9 million for the three months ended March 31, 2007 to $38.0 million for the three months ended March 29, 2008. However, as a percentage of net sales, consolidated gross margins increased by 240 basis points from 36.3% for the three months ended March 31, 2007 to 38.7% for the three months ended March 29, 2008.

Gross profit as a percentage of net sales for the wholesale segment increased 200 basis points from 34.5% for the three months ended March 31, 2007 to 36.5% for the three months ended March 29, 2008. This increase was a result of both customer and product mix, including a lower percentage of net sales from our other channel, as well as sourcing initiatives such as product cost re-engineering actions and inbound freight initiatives.

Gross profit as a percentage of net sales for the retail segment increased 280 basis points from 52.9% for the three months ended March 31, 2007 to 55.7% for the three months ended March 29, 2008. This increase for the three months ended March 29, 2008 was largely driven by a change in the overall product mix and by cost improvements from our sourcing initiatives.

Selling, General and Administrative Expenses (SG&A)

Consolidated SG&A increased by $7.7 million, or 41.2%, from $18.7 million for the three months ended March 31, 2007 to $26.4 million for the three months ended March 29, 2008. As a percentage of net sales, SG&A increased from 17.5% for the three months ended March 31, 2007 to 26.9% for the three months ended March 29, 2008.

SG&A for our wholesale segment, which includes corporate-related expenses, increased by $7.3 million, or 59.8%, from $12.2 million for the three months ended March 31, 2007 to $19.5 million for the three months ended March 29, 2008. As a percentage of net sales, wholesale segment SG&A increased from 12.6% for the three months ended March 31, 2007 to 22.5% for the three months ended March 29, 2008. Our pension plan was frozen effective January 1, 2007 for current employee participants and closed to new entrants. In connection with this freeze, we recognized a non-cash curtailment gain of $6.1 million and reported this gain in our wholesale segment SG&A in the first quarter 2007. Wholesale segment SG&A, excluding this curtailment gain, increased by $1.2 million, or 6.6%, to $19.5 million for the three months ended March 29, 2008. As a percentage of net sales, excluding this curtailment gain, wholesale segment SG&A increased from 18.9% for the three months ended March 31, 2007 to 22.5% for the three months ended March 29, 2008. The increase of $1.2 million is a result of higher occupancy related costs of $0.7 million associated with our corporate headquarters and our second distribution center, both of which we began occupying during the fall of 2007, and higher payroll and related benefits of $0.5 million, which includes a reduction in incentive compensation expense of $0.5 million; and other expenses increased by $0.3 million. Partially offsetting these increases was a decrease in professional fees of $0.3 million. Retail SG&A increased $0.4 million, or 6.2%, from $6.5 million for the three months ended March 31, 2007 to $6.9 million for the three months ended March 29, 2008 as a result of 2 additional outlet stores and increased sales.

Operating Income

Our consolidated operating income decreased by $8.6 million, or 42.6%, from $20.2 million for the three months ended March 31, 2007 to $11.6 million for the three months ended March 29, 2008. Excluding the curtailment gain mentioned above, operating income for the three months ended March 29, 2008 decreased $2.5 million, or 17.7%, to $11.6 million.

For the foregoing reasons, operating income for the wholesale segment decreased by $9.2 million, or 43.2%, from $21.3 million for the three months ended March 31, 2007 to $12.1 million for the three months ended March 29, 2008. Excluding the curtailment gain mentioned above, operating income for the three months ended March 29, 2008 decreased $3.1 million, or 20.4%, to $12.1 million.

Also, for the reasons discussed above, operating income for the retail segment increased by $0.6 million, or 54.5%, from a loss of $1.1 million for the three months ended March 31, 2007 to a loss of $0.5 million for the three months ended March 29, 2008.

Interest Expense, Net

Interest expense, net, decreased by $0.8 million, or 40.0%, from $2.0 million for the three months ended March 31, 2007 to $1.2 million for the three months ended March 29, 2008 reflecting the benefit of lower average debt outstanding and a lower average interest rate for the current quarter when compared to the same period last year. The average balance of total debt outstanding decreased from $110.0 million for the three months ended March 31, 2007 to $89.5 million for the three months ended March 29, 2008, and the average interest rate during the three months ended March 31, 2007 was 6.8% as compared to an average interest rate of 5.5% during the three months ended March 29, 2008.

Income Tax Expense

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occurred); changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occurred); or impacts from tax law changes (to the extent such changes affect our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occurred). Our effective income tax rate for the three-month period ended March 29, 2008 was 41.8% as compared to an effective income tax rate for the three-month period ended March 31, 2007 of 41.7%.

Because of NOLs available to offset income taxes payable, our cash income taxes to be paid will be at a rate lower than our effective income tax rate.

Net Income

For the foregoing reasons, our net income decreased by $4.6 million, or 43.4%, from $10.6 million for the three months ended March 31, 2007 to $6.0 million for the three months ended March 29, 2008. Excluding the curtailment gain mentioned above, net income for the three-month period ended March 29, 2008 decreased $1.0 million, or 14.3%, when compared to the same period last year.

Liquidity and Capital Resources

Operating activities. Cash flows used in operating activities were $5.0 million for the three months ended March 29, 2008 compared to cash flows used in operating activities of $7.4 million for the three months ended March 31, 2007. This change was primarily driven by a net favorable change in working capital. Accounts receivable for the three months ended March 29, 2008 increased $9.0 million compared to an increase of $19.0 million for the three months ended March 31, 2007, the change of which was a result of the timing of cash collections and lower wholesale net sales during the first quarter of 2008. Inventories for the three months ended March 29, 2008 decreased $6.1 million compared to an increase of $8.9 million for the three months ended March 31, 2007. Accounts payable for the three months ended March 29, 2008 decreased $10.0 million compared to an increase of $9.2 million for the three months ended March 31, 2007. The decrease in inventory and accounts payable at March 29, 2008 was primarily a result of supply chain management and the timing of cash payments.

Investing activities. Cash flows used in investing activities were $0.3 million for the three months ended March 29, 2008 compared to $1.0 million for the three months ended March 31, 2007.

Financing activities. Cash flows used in financing activities were $0.3 million for the three months ended March 29, 2008 compared to cash flows provided by financing activities of $0.1 million for the three months ended March 31, 2007. The increase in cash flows used in financing activities was primarily due to the payments of our long term debt.

At March 29, 2008, we had $89.5 million outstanding under our term loan, and $0 outstanding with approximately $48.3 million available for borrowings under our revolving loan, after giving effect to $1.7 million of outstanding letters of credit. Principal payments on the term loan are payable in quarterly installments of $0.3 million with all remaining amounts due on the maturity date. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. We were in compliance with all debt covenants at March 29, 2008.

We believe that our existing cash balances and available borrowings under our revolving loan, along with our future cash flow from operations, will enable us to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

We have various contractual obligations which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our condensed consolidated financial statements. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements.

The following table summarizes our significant contractual obligations and commercial commitments at March 29, 2008 and the future periods in which such obligations are expected to be settled in cash. In addition, the table below reflects the timing of principal payments on outstanding borrowings.

(in millions)	Balance of fiscal 2008	In fiscal 2009	In fiscal 2010	In fiscal 2011	In fiscal 2012	Thereafter	Total

Long-term debt	$0.8	$1.1	$1.1	$1.1	$1.1	$84.3	$89.5
Interest on long-term debt (1)	3.4	4.3	4.3	4.2	4.2	6.0	26.4
Obligations under capital lease (2)	0.2	0.3	0.2	0.1	0.1	-	0.9
Operating leases	5.4	5.4	4.5	3.7	3.0	8.1	30.1
Total financial obligations	9.8	11.1	10.1	9.1	8.4	98.4	146.9
Purchase obligations (3)	67.8	-	-	-	-	-	67.8
Total financial obligations and commitments	$77.6	$11.1	$10.1	$9.1	$8.4	$98.4	$214.7

(1) The interest rate assumed for the variable portion of long-term debt was the rate in effect at March 29, 2008.
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

In addition to the total contractual obligations and commitments included in the table above, we have postretirement benefit obligations included in other non-current liabilities and a pension plan obligation included in other non-current assets.

As of March 29, 2008, our total liabilities for unrecognized tax benefits and related interest and penalties amounted to $8.5 million (before federal and, if applicable, state effect). Liabilities for unrecognized tax benefits have not been included in the schedule of cash contractual obligations because we cannot make a reasonable reliable estimate of the amount and period of related future payments of these liabilities.

Off-Balance Sheet Arrangements. Our most significant off-balance sheet financing arrangements as of March 29, 2008 are non-cancelable operating lease agreements, primarily for our company-operated outlet stores, our company headquarters and our leased distribution centers located in Shannon, Ireland and Fayetteville, North Carolina. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the year ended December 29, 2007.

Recently Issued Accounting Standards

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 157-2 (FSP No. 157-2), which delays the effective date of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP No. 157-2. We are currently evaluating the impact, if any, that FSP No. 157-2 will have on our consolidated statements of financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS No. 115”. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. We adopted this statement as of December 30, 2007 and elected not to apply the fair value option to any of our financial instruments.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities". SFAS No. 161 enhances the disclosure requirements for derivative instruments and hedging activities. This Standard is effective beginning in our 2009 fiscal year. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect our consolidated statements of financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk. We do not believe that we have significant foreign currency transactional exposures. For the three-month period ended March 29, 2008, $7.0 million of our total net sales were in currencies other than the U.S. dollar. During the three-month period ended March 29, 2008, our net sales were favorably impacted by $0.9 million due to foreign exchange rates. Most of our purchases are denominated in U.S. dollars. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

Interest Rate Risk. Interest rate risk is managed through a combination of variable and fixed rate debt. Our objective is to maintain a cost-effective mix that we deem appropriate and we have entered into an interest rate swap agreement to maintain this balance. At March 29, 2008, our debt portfolio was composed of variable-rate debt of which we hedge approximately 45% to a fixed rate. With respect to our variable-rate debt, a 1% change in interest rates would be immaterial.

Commodity Price Risk. We are subject primarily to commodity price risk arising from fluctuations in the market prices of raw materials used in the garments purchased from our sourcing vendors if they pass along these increased costs. During the past five years, there has been no significant impact from commodity price fluctuations, nor do we currently use derivative instruments in the management of these risks. On a going-forward basis, fluctuations in crude oil prices or petroleum based product prices may also influence the prices of the related items such as chemicals, dyestuffs, man-made fibers and foam, and transportation costs. Any raw material price increase would increase our cost of sales and decrease our profitability unless we are able to pass our higher costs on to our customers.

Inflation Risk. We are affected by inflation and changing prices from our suppliers primarily through the cost of raw materials, increased operating costs and expenses, and fluctuations in interest rates. The effects of inflation on our net sales and operations have not been material in recent years. We do not believe that inflation risk is material to our business or our consolidated financial position, results of operations or cash flows. In the future, volatile crude oil and gasoline prices may impact our product and freight costs, as well as consumer confidence and disposable income.

Seasonality. We have not experienced any significant seasonal fluctuations in our net sales or our profitability.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer has concluded that, as of such date, our disclosure controls and procedures were effective as of March 29, 2008 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ending March 29, 2008 identified in connection with the evaluation thereof by our management, including our Chief Executive Officer, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Risks that could have a negative impact on our business, results of operations and financial condition include: our growth cannot be assured and any growth may be unprofitable; potential fluctuations in our results of operations or rate of growth; our dependence on a limited number of customers; we have larger competitors with greater resources; retail trends in the intimate apparel industry, including consolidation and continued growth in the development of private brands, resulting in downward pressure on prices, reduced floor space and other harmful changes; failure to anticipate, identify or promptly react to changing trends, styles, or consumer preferences; our leverage could adversely affect our financial condition; external events may disrupt our supply chain, result in increased cost of goods or an inability to deliver our products; events which result in difficulty in procuring or producing products on a cost-effective basis; increases in the prices of raw materials; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; foreign currency exposure; the sufficiency of cash to fund operations and capital expenditures; and the influence of adverse changes in general economic conditions. This list is intended to identify only certain of the principal factors that could have a material and adverse impact on our business, results of operations and financial condition.  A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K, filed with the Securities and Exchange Commission on March 11, 2008.

There are no material changes to the risk factors described in the Form 10-K, filed on March 11, 2008.

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

MAIDENFORM BRANDS, INC. (Registrant)

Date: May 7, 2008	By:	/s/ Thomas J. Ward
Name: Thomas J. Ward
Title: Chief Executive Officer and Vice Chairman of the Board (principal executive officer and acting principal financial officer)

EXHIBIT INDEX

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002