Form 10-Q
period 2008-06-28
Maidenform Brands, Inc.
filed 2008-08-06
CIK 1323531

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 1, 2008, there were 22,503,055 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 28, 2008	December 29, 2007
Assets
Current assets
Cash and cash equivalents	$15,282	$16,602
Accounts receivable, net	58,441	45,775
Inventories	65,859	69,041
Deferred income taxes	11,016	11,015
Prepaid expenses and other current assets	10,632	7,497
Total current assets	161,230	149,930
Property, plant and equipment, net	19,000	19,992
Goodwill	7,884	7,884
Intangible assets, net	97,937	98,518
Other non-current assets	3,497	3,327
Total assets	$289,548	$279,651

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$1,100	$1,100
Accounts payable	32,128	36,022
Accrued expenses and other current liabilities	19,810	21,620
Total current liabilities	53,038	58,742
Long-term debt	88,075	88,625
Deferred income taxes	23,097	21,718
Other non-current liabilities	11,355	10,949
Total liabilities	175,565	180,034

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock - $0.01 par value; 10,000,000 shares authorized and none issued and outstanding	-	-
Common stock - $0.01 par value; 100,000,000 shares authorized; 23,488,357 shares issued and 22,386,527 outstanding at June 28, 2008 and 23,488,357 shares issued and 22,357,292 outstanding at December 29, 2007	235	235
Additional paid-in capital	61,162	60,919
Retained earnings	67,372	53,526
Accumulated other comprehensive income	739	872
Treasury stock, at cost (1,101,830 shares at June 28, 2008 and 1,131,065 shares at December 29, 2007)	(15,525)	(15,935)
Total stockholders’ equity	113,983	99,617
Total liabilities and stockholders’ equity	$289,548	$279,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net sales	$108,063	$118,960	$206,169	$226,193
Cost of sales	66,253	71,394	126,393	139,755
Gross profit	41,810	47,566	79,776	86,438

Selling, general and administrative expenses	27,292	27,063	53,695	45,739
Operating income	14,518	20,503	26,081	40,699

Interest expense, net	1,131	4,246	2,312	6,267
Income before provision for income taxes	13,387	16,257	23,769	34,432
Income tax expense	5,580	6,775	9,923	14,358
Net income	$7,807	$9,482	$13,846	$20,074
Basic earnings per common share	$0.35	$0.41	$0.62	$0.87
Diluted earnings per common share	$0.33	$0.39	$0.59	$0.83
Basic weighted average number of shares outstanding	22,372,764	23,014,893	22,365,492	22,996,174
Diluted weighted average number of shares outstanding	23,446,634	24,196,358	23,434,416	24,170,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 28, 2008	June 30, 2007
Cash flows from operating activities
Net income	$13,846	$20,074
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,800	1,453
Amortization of intangible assets	581	581
Amortization of deferred financing costs	93	2,787
Stock-based compensation	682	1,048
Deferred income taxes	1,378	3,764
Excess tax benefits related to stock-based compensation	(13)	(514)
Pension plan curtailment gain	-	(6,099)
Net changes in operating assets and liabilities
Accounts receivable	(12,666)	(18,126)
Inventories	3,182	(8,379)
Prepaid expenses and other current and non-current assets	112	(463)
Accounts payable	(3,894)	12,774
Accrued expenses and other current and non-current liabilities	(2,159)	3,722
Income taxes payable	(2,688)	408
Net cash from operating activities	254	13,030
Cash flows from investing activities
Capital expenditures	(808)	(2,313)
Net cash from investing activities	(808)	(2,313)
Cash flows from financing activities
Term loan borrowings	-	100,000
Term loan repayments	(550)	(110,000)
Borrowings under revolving loan	-	5,000
Repayments under revolving loan	-	(5,000)
Proceeds from stock options exercised	31	338
Excess tax benefits related to stock-based compensation	13	514
Payments of employee withholding taxes related to equity awards	(73)	-
Payments of capital lease obligations	(54)	(50)
Deferred financing costs	-	(1,068)
Net cash from financing activities	(633)	(10,266)
Effects of exchange rate changes on cash	(133)	185
Net (decrease) increase in cash	(1,320)	636
Cash and cash equivalents
Beginning of period	16,602	14,617
End of period	$15,282	$15,253

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$2,471	$4,179
Income taxes	$10,946	$9,139

Supplemental schedule of non-cash investing and financing activities
Equipment acquired with capital lease obligations	$-	$470

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
Maidenform Brands, Inc. and its subsidiaries (the “Company,” “we,” “us” or “our”) design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels including department stores and national chain stores, mass merchants (including warehouse clubs), and other (including specialty retailers, off-price retailers, foreign distributors and licensing income). In addition, we operated 77 retail outlet stores as of June 28, 2008 and June 30, 2007, and sell products on our websites.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position at June 28, 2008, the results of our operations for the three and six-month periods ended June 28, 2008 and June 30, 2007, and cash flows for the six months ended June 28, 2008 and June 30, 2007. These adjustments consist of normal recurring adjustments. Operating results for the three and six-month periods ended June 28, 2008 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 29, 2007 has been derived from our audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

2. DEBT

	June 28, 2008	December 29, 2007
Long-term debt
Term loan facility	$89,175	$89,725
Current maturities of long-term debt	1,100	1,100
Non-current portion of long-term debt	$88,075	$88,625

At June 28, 2008, we had $89,175 outstanding under our term loan, and $0 outstanding with approximately $48,145 available for borrowings under our revolving loan, after giving effect to $1,855 of outstanding letters of credit. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. Principal payments on the term loan are payable in quarterly installments of $275 with all remaining amounts due on the maturity date. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. In addition, subject to specified exceptions and limitations and reinvesting options, partial prepayments of outstanding loans may be required with the proceeds of asset sales, sales of equity and debt securities, and with certain insurance and condemnation proceeds.

Payments due on long-term debt during each of the five years subsequent to June 28, 2008, are as follows:

Balance of fiscal 2008	$550
In fiscal 2009	1,100
In fiscal 2010	1,100
In fiscal 2011	1,100
In fiscal 2012	1,100
Thereafter	84,225

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

3. FAIR VALUE MEASUREMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP No. 157-1) and FSP No. 157-2, “Effective Date of FASB Statement No. 157” (FSP No. 157-2). FSP No. 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP No. 157-2 allows a one-year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for items within the scope of FSP No. 157-2.

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

The following table summarizes liabilities measured at fair value on a recurring basis at June 28, 2008, as required by SFAS No. 157:

	Level 1	Level 2	Level 3

Liabilities
Interest rate swap	$-	$628	$-

Effective July 30, 2007, we entered into an interest rate swap agreement to receive floating interest and pay fixed interest. This interest rate swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate term loan debt. The interest rate swap agreement matures on December 31, 2009. As of June 28, 2008, $40,000 of our outstanding term loan debt was hedged under this agreement.

The fair value is determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources.

4. BENEFIT PLANS AND POSTRETIREMENT PLANS

We sponsor a defined benefit pension plan covering substantially all eligible employees not covered by union plans. Effective January 1, 2007, the defined benefit pension plan was frozen for current participants and closed to new entrants. In connection with the freeze, we recorded a non-cash curtailment gain. If we choose to terminate the pension plan, we will recognize a one-time settlement loss or gain depending on the funded status at the time of termination. There is no requirement to terminate the plan. We also maintain postretirement medical benefit plans for certain eligible retirees for which postretirement benefit expense on a quarterly basis is insignificant.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

The components of net periodic benefit income charged to operations are as follows:

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Interest cost	$277	$272	$554	$544
Expected return on plan assets	(413)	(381)	(826)	(762)
Net periodic benefit income	(136)	(109)	(272)	(218)

Curtailment gain	-	-	-	(6,099)
Total	$(136)	$(109)	$(272)	$(6,317)

5. STOCKHOLDERS’ EQUITY

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total stockholders'
	Shares	$	Shares	$	capital	earnings	income	equity
Balance at December 29, 2007	23,488,357	$235	(1,131,065)	$(15,935)	$60,919	$53,526	$872	$99,617

Stock-based compensation					682			682
Equity award activity			29,235	410	(439)			(29)
Comprehensive income
Net income						13,846		13,846
Changes during the period							(133)	(133)
Total comprehensive income								13,713

Balance at June 28, 2008	23,488,357	$235	(1,101,830)	$(15,525)	$61,162	$67,372	$739	$113,983

6. COMPREHENSIVE INCOME

The changes in comprehensive income are as follows:

	Six months ended
	June 28, 2008	June 30, 2007

Net income	$13,846	$20,074
Foreign currency translation adjustments (a)	(132)	185
Pension plan curtailment, net of tax	-	146
Interest rate swap, net of tax	(1)	(153)
Comprehensive income	$13,713	$20,252

(a)	No tax benefit has been provided associated with the foreign currency translation adjustment due to management’s decision to reinvest the earnings of our foreign subsidiaries indefinitely.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

7. INCOME TAXES

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occurred); changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occurred); or impacts from tax law changes (to the extent such changes effect our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occurred). Our effective income tax rate for the three and six-month periods ended June 28, 2008 was 41.7% as compared to an effective income tax rate for the three and six-month periods ended June 30, 2007 of 41.7%.

8. SEGMENT INFORMATION

We report segment information in accordance with the provisions of SFAS No. 131, ‘‘Disclosures about Segments of an Enterprise and Related Information,’’ which requires segment information to be disclosed based on a ‘‘management approach.’’ The management approach refers to the internal reporting that we use for making operating decisions and assessing the performance of reportable segments. SFAS No. 131 also requires disclosure about products and services, geographic areas and major customers. For purposes of complying with SFAS No. 131, we identified our two reportable segments as ‘‘Wholesale’’ and ‘‘Retail.’’ Our Wholesale sales are to department stores, national chain stores, mass merchants (including warehouse clubs), specialty retailers, off-price retailers, and third party distributors servicing similar customers in foreign countries while our Retail segment reflects our operations from our retail outlet stores and internet operations. Licensing income is also included in our Wholesale segment. Within our reportable segments, Wholesale includes corporate-related assets. Each segment’s results include the costs directly related to the segment’s net sales and all other costs allocated based on the relationship to consolidated net sales or units sourced to support each segment’s net sales. Intersegment sales and transfers are recorded at cost and treated as a transfer of inventory.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

Information on segments and reconciliation to income before provision for income taxes, are as follows:

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net sales
Wholesale	$93,548	$105,152	$180,173	$202,158
Retail	14,515	13,808	25,996	24,035
Total	$108,063	$118,960	$206,169	$226,193

Operating income
Wholesale	$13,252	$19,403	$25,344	$40,716
Retail	1,266	1,100	737	(17)
Operating income	14,518	20,503	26,081	40,699
Interest expense, net	1,131	4,246	2,312	6,267
Income before provision for income taxes	$13,387	$16,257	$23,769	$34,432

Depreciation and amortization
Wholesale	$836	$671	$1,726	$1,315
Retail	322	356	655	719
Total	$1,158	$1,027	$2,381	$2,034

Net sales by geographic area
United States	$97,424	$108,621	$187,561	$208,670
International (a)	10,639	10,339	18,608	17,523
Total	$108,063	$118,960	$206,169	$226,193

Intercompany sales from Wholesale to Retail	$3,126	$3,566	$5,911	$6,140

	June 28, 2008	December 29, 2007
Identifiable assets
Wholesale	$263,013	$253,160
Retail	26,535	26,491
Total	$289,548	$279,651

(a) International net sales are identified as international based on the location of the customer.

At June 28, 2008 and December 29, 2007, our five largest uncollaterized receivables represented approximately 62% and 63% of total accounts receivable, respectively.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

For the three and six-month periods ended June 28, 2008, three customers in the Wholesale segment each accounted for more than 10% of our consolidated net sales as compared to four customers in the Wholesale segment for the three and six-month periods ended June 30, 2007.

9. EARNINGS PER SHARE

The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net income	$7,807	$9,482	$13,846	$20,074
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	22,372,764	23,014,893	22,365,492	22,996,174

Impact of dilutive securities	1,073,870	1,181,465	1,068,924	1,174,533

Dilutive number of common and common equivalent shares outstanding	23,446,634	24,196,358	23,434,416	24,170,707

Basic earnings per common share	$0.35	$0.41	$0.62	$0.87
Diluted earnings per common share	$0.33	$0.39	$0.59	$0.83

For the three and six-month periods ended June 28, 2008, approximately 533,000 and 572,000 equity awards, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the awards were greater than the average market price of the shares of common stock.

For the three and six-month periods ended June 28, 2008, approximately 13,000 and 18,000, respectively, equity awards were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

For the three and six-month periods ended June 30, 2007, the anti-dilutive effects of equity awards that were excluded from the calculation of diluted earnings per share were not material.

10. COMMITMENTS AND CONTINGENCIES

Purchase commitments

In the normal course of business, we enter into purchase commitments for both finished goods and raw materials. At June 28, 2008, we had purchase commitments of $63,409 and believe that we have adequate reserves for expected losses arising from all purchase commitments.

Litigation

We are party to various legal actions arising in the ordinary course of business. Based on information presently available to us, we believe that we have adequate legal defenses, reserves or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse effect on our condensed consolidated statements of financial position, results of operations or cash flows.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	June 28, 2008	December 29, 2007

Accrued wages, incentive compensation, payroll taxes and related benefits	$6,843	$9,868
Accrued professional fees	1,839	1,242
Federal, state and local taxes payable	-	27
Accrued customs duty	2,645	3,132
Accrued other	8,483	7,351
	$19,810	$21,620

Other accrued expenses and current liabilities include, among other items, accrued interest, inventory return accrual, severance and accrued freight.

12. RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2008, the FASB issued FSP No. 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP No. 157-2. We are currently evaluating the impact, if any, that FSP No. 157-2 will have on our consolidated statements of financial position, results of operations and cash flows.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “potential,” “predicts,” “projects” or similar words or phrases, although not all forward-looking statements contain such identifying words.  All forward-looking statements included in this report are based on information available to us on the date hereof. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to inform you if they do. Actual events or results may differ materially from those contained in the projections or forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, particularly in the section captioned “PART II – OTHER INFORMATION, Item 1A – Risk Factors.”

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

We sell our products under some of the most recognized brands in the intimate apparel industry. Our Maidenform®, Flexees®, Lilyette®, Control ItTM, Rendezvous®, Subtract®, LulehTM and private brands are sold in department stores and national chain stores. Our Sweet Nothings®, Bodymates®, Self Expressions®, InspirationsTM, as well as private brands are distributed through mass merchants. These other brands leverage our product technology, but are separate brands with distinctly different logos. In addition to our owned brands, we also supply private brand products to selected retailers.

Trends in Our Business

We operate in two segments, wholesale and retail. Our wholesale segment includes both our domestic and international wholesale markets. Our retail segment includes our company-operated outlet stores and our websites.

We have identified many near-term opportunities for growth and operational improvements, as well as challenges, including general macro-economic conditions that may affect our customers and our business. In particular, management believes that there are many factors influencing the intimate apparel industry, including but not limited to: consistent demand for foundation garments, consumer demand for product innovation and leading brands, sourcing and supply chain efficiencies, continued growth of the mass merchant channel, pressure from retailers brought about by the consolidation in the retail industry, increases in the cost of the raw materials used in intimate apparel products and uncertainty surrounding import restrictions.

We believe we are well-positioned to capitalize on or address these trends by, among other things:

•	increasing consumer identification with our brands through further marketing investments;
•	continuing to launch innovative products;
•	increasing our presence in department stores and national chain stores through the use of Maidenform®, Flexees®, Lilyette®, Control ItTM, LulehTM, Rendezvous®, Subtract® and private brands;
•	adding new higher end distribution with our new women’s intimate apparel license with Donna Karan International that will commence in 2009;
•	increasing our presence in the mass merchant channel through the use of our Sweet Nothings®, Bodymates®, Self Expressions®, InspirationsTM, private brands and other brands for new customers;
•	expanding our international presence;
•	being a marketer rather than a manufacturer of our brands;
•	making selective acquisitions, entering into licenses, and developing products and marketing that will complement our existing products or distribution channels; and
•	merchandising, marketing and selling private brand products to selected retailers.

Wholesale Segment

The following trends are among the key variables that will affect our wholesale segment:

Department Stores and National Chain Stores. The department stores and national chain stores are where we generally sell the Maidenform®, Flexees® and Lilyette® brands. We plan to continue to invest in increasing our net sales with department store customers, which we believe is important to our long-term positioning in the channel. There has been a trend toward consolidation of department stores. We expect the rate of our future net sales growth with department stores to be moderated by the reduction in both the number of department store customers and the number of doors (distinct locations operated by a particular retailer) operated by these customers. We have grown both our market share and our net sales significantly in the past several years with national chain stores. We expect to see continued growth with national chain stores in the future as consumers continue to seek out value alternatives. We have customers located outside the United States that purchase our Maidenform®, Flexees® and Lilyette® brands. The majority of these net sales are included in the department stores and national chain stores channel. Commencing 2009, we expect to add new customers within this channel as a result of our Donna Karan International women’s intimate apparel license.

Mass Merchants. The mass merchant channel includes both mass merchants and warehouse clubs. We intend to improve our penetration with mass merchants through the use of our brands Sweet Nothings®, Bodymates®, Self Expressions®, InspirationsTM, as well as private brands. We have experienced significant growth in this channel over the past several years and expect to achieve significant growth in the future as we are able to increase both the floor space and number of doors in which our products are sold. We expect that both our net sales to this channel and our net sales to this channel as a percentage of our total net sales are likely to increase over time. The volume and mix of net sales of our brands and of private label in the mass merchant channel can vary from period-to-period based upon strategic changes that our customers may implement from time-to-time. Net sales to customers in the mass merchant channel that are located outside the United States are included in this channel.

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

We will selectively target strategic acquisitions, or licensing opportunities or a brand start-up to grow our consumer base and would utilize the acquired companies or licenses to complement the products, channels and geographic reach of our existing portfolio. We believe that acquisitions or licensing opportunities could enhance our product offerings to retailers and provide potential growth. We believe we can leverage our core competencies such as product development, brand management, logistics and marketing to create significant value from the acquired businesses or licenses. On May 6, 2008, we entered into a license agreement with Donna Karan International.

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

Selling, General and Administrative Expenses (SG&A). Our SG&A include all of our marketing, selling, distribution and general and administrative expenses for both the wholesale and retail segments (which include our retail outlet store payroll and related benefits), and rent expense. General and administrative expenses include management payroll, benefits, travel, information systems, accounting, distribution, insurance and legal. Additionally, depreciation related to the shipping function in our distribution centers and our corporate office assets such as furniture, fixtures, and equipment, as well as amortization of intellectual property, are included in SG&A.

Income Taxes. We account for income taxes using the liability method, which recognizes the amount of income tax payable or refundable for the current year and recognizes deferred tax liabilities and assets for the future tax consequences of the events that have been recognized in the financial statements or tax returns. For those uncertain tax positions where it is "more likely than not" that a tax benefit will be sustained, we have recorded the tax benefit. For those income tax positions where it is not "more likely than not" that a tax benefit will be sustained, no tax benefit has been recognized. Where applicable, associated interest and penalties are recorded. We routinely evaluate all deferred tax assets to determine the likelihood of their realization and record a valuation allowance if it is “more likely than not” that a deferred tax asset will not be realized. For more information, see notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Net operating loss carryforwards (NOLs) enable a company to apply net operating losses incurred during a current period against a future period's profits in order to reduce cash tax liabilities in those future periods. In periods when a company is generating operating losses, its NOLs will increase. The tax effect of the NOLs is recorded as a deferred tax asset. If the company does not believe that it is “more likely than not” that it will be able to utilize the NOLs, it records a valuation allowance against the deferred tax asset. Additionally, Section 382 of the Internal Revenue Code (Section 382) imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the sixty-month period after the ownership change. Upon emergence from bankruptcy in 1999, our NOLs were subject to Section 382 limitations. As a result of the acquisition in 2004, we experienced a change in control as defined by Section 382. As a result of this ownership change, the utilization of our NOLs was subject to a new annual limitation under Section 382. Subsequent to the acquisition in 2004, sales of our shares by others, including the initial public offering in July 2005, have resulted in additional changes in control for the purpose of Section 382; however, the annual limitation of our NOLs has not changed. At December 29, 2007, we had approximately $49.2 million of federal and state NOLs available for utilization in the years from 2008 through 2023.

Results of Operations

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
OPERATING DATA: (in millions)
Wholesale sales	$93.6	$105.2	$180.2	$202.2
Retail sales	14.5	13.8	26.0	24.0
Net sales	108.1	119.0	206.2	226.2
Cost of sales	66.3	71.5	126.4	139.8
Gross profit	41.8	47.5	79.8	86.4
Selling, general and administrative expenses	27.3	27.0	53.7	45.7
Operating income	$14.5	$20.5	$26.1	$40.7

	As a percentage of net sales
	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
OPERATING DATA:
Wholesale sales	86.6%	88.4%	87.4%	89.4%
Retail sales	13.4	11.6	12.6	10.6
Net sales	100.0	100.0	100.0	100.0
Cost of sales	61.3	60.1	61.3	61.8
Gross profit	38.7	39.9	38.7	38.2
Selling, general and administrative expenses	25.3	22.7	26.0	20.2
Operating income	13.4%	17.2%	12.7%	18.0%

Our net sales are derived from two segments, wholesale and retail. Our net sales within the wholesale segment are grouped by channel, based upon the brands we sell and the customers to whom we sell them, as follows: (1) department stores and national chain stores, (2) mass merchants and (3) other.

Our department stores and national chain stores channel primarily consists of sales of our Maidenform®, Flexees®, Lilyette®, Control ItTM, Rendezvous®, Subtract®, LulehTM and private brands on a worldwide basis to customers within this category. Within the mass merchant channel, we sell brands such as Sweet Nothings®, Bodymates®, Self Expressions®, InspirationsTM and private brands that are primarily dedicated to specific customers. These brands are all sold on a worldwide basis to mass merchants and, to a lesser degree, warehouse clubs. Our remaining sales are grouped within a channel designated as other and include private brand products sold to specialty retailers and all brand sales to off-price retail stores. In addition, we include licensing income as well as sales to foreign distributors in our other channel.

	Three months ended				Six months ended
			$	%			$	%
	June 28, 2008	June 30, 2007	change	change	June 28, 2008	June 30, 2007	change	change
	(in millions)				(in millions)
Department stores and national chain stores	$57.4	$68.2	$(10.8)	(15.8)%	$105.8	$121.7	$(15.9)	(13.1)%
Mass merchants	28.5	25.5	3.0	11.8	58.8	54.1	4.7	8.7
Other	7.7	11.5	(3.8)	(33.0)	15.6	26.4	(10.8)	(40.9)
Total wholesale	93.6	105.2	(11.6)	(11.0)	180.2	202.2	(22.0)	(10.9)

Retail	14.5	13.8	0.7	5.1	26.0	24.0	2.0	8.3

Total consolidated net sales	$108.1	$119.0	$(10.9)	(9.2)%	$206.2	$226.2	$(20.0)	(8.8)%

Our retail segment consists of outlet stores and internet sales. We had 77 outlet stores as of June 28, 2008 and June 30, 2007.

In addition, our mix of products sold between bras, shapewear, and panties in the wholesale segment for the three and six-month periods ended June 28, 2008 and June 30, 2007, respectively, is summarized below:

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Bras	67%	69%	66%	72%
Shapewear	23	22	23	19
Panties	10	9	11	9
	100%	100%	100%	100%

Net Sales

Consolidated net sales decreased by $10.9 million, or 9.2%, from $119.0 million for the three months ended June 30, 2007 to $108.1 million for the three months ended June 28, 2008. Consolidated net sales decreased by $20.0 million, or 8.8%, from $226.2 million for the six months ended June 30, 2007 to $206.2 million for the six months ended June 28, 2008.

Wholesale segment net sales decreased by $11.6 million, or 11.0%, from $105.2 million for the three months ended June 30, 2007 to $93.6 million for the three months ended June 28, 2008. Total international net sales, which are included in the wholesale segment, increased by $0.3 million, or 2.9%, from $10.3 million for the three months ended June 30, 2007 to $10.6 million for the three months ended June 28, 2008, primarily from product assortment expansion, in addition to increased sales levels in countries such as Mexico and the Benelux and Scandinavian countries. Partially offsetting these increases in net sales was a decrease in net sales to the United Kingdom. Our department stores and national chain stores channel net sales decreased by $10.8 million, or 15.8%, from $68.2 million for the three months ended June 30, 2007 to $57.4 million for the three months ended June 28, 2008. Despite the unfavorable economic environment which affected certain product replenishment orders from customers in this channel we experienced solid performance from the expanded distribution of our shapewear brand Control ItTM and the strength in Flexees® Shapewear ChicTM collections. Additionally, at the end of the second quarter, we implemented key brand and product sales building initiatives in the department stores and national chain stores channel, including the launch of the LulehTM brand, further expansion of the Flexees® Weightless PowerTM collection and Lilyette® Every Bit InvisibleTM full-figure bras. Our mass merchant channel net sales increased by $3.0 million, or 11.8%, from $25.5 million for the three months ended June 30, 2007 to $28.5 million for the three months ended June 28, 2008. This increase was driven by the launch of our InspirationsTM brand, continued penetration of our Sweet Nothings® brand in the shapewear category, and the addition of a new program with a warehouse customer. Other channel net sales, which include sales to specialty retailers, off-price retailers, foreign distributors and licensing income, decreased by $3.8 million, or 33.0%, from $11.5 million for the three months ended June 30, 2007 to $7.7 million for the three months ended June 28, 2008. This decrease was due primarily to sales to an off-price retailer in 2007 that did not repeat in 2008, as well as lower liquidation sales.

Wholesale segment net sales decreased by $22.0 million, or 10.9%, from $202.2 million for the six months ended June 30, 2007 to $180.2 million for the six months ended June 28, 2008. International net sales increased $1.1 million, or 6.3%, from $17.5 million for the six months ended June 30, 2007 to $18.6 million for the six months ended June 28, 2008. The growth in international net sales was largely driven by increased sales levels in countries such as Germany, and the Benelux and Scandinavian countries. Partially offsetting these increases in net sales was a decrease in net sales to the United Kingdom. The decrease in our wholesale segment net sales for the six months ended June 28, 2008 was the result of lower net sales in our department stores and national chain stores and other channels, the impact of which was partially reduced by increased net sales in our mass merchant channel. Department stores and national chain stores channel net sales decreased by $15.9 million, or 13.1%, from $121.7 million for the six months ended June 30, 2007 to $105.8 million for the six months ended June 28, 2008 driven by the unfavorable economic environment which affected certain product replenishment orders from customers. This was somewhat offset by expanded distribution of our brands previously mentioned above. Our other channel net sales decreased by $10.8 million, or 40.9%, from $26.4 million for the six months ended June 30, 2007 to $15.6 million for the six months ended June 28, 2008. This decrease was due primarily to a non-recurring private brand program with a specialty retailer that occurred in the first quarter of 2007, lower sales to an off-price retailer and lower liquidation sales. Our mass merchant channel net sales increased by $4.7 million, or 8.7%, from $54.1 million for the six months ended June 30, 2007 to $58.8 million for the six months ended June 28, 2008 benefiting from the launch of a new brand, penetration in the shapewear category, and the addition of new programs, as mentioned above.

Net sales in our retail segment increased $0.7 million, or 5.1%, from $13.8 million for the three months ended June 30, 2007 to $14.5 million for the three months ended June 28, 2008. Net sales in our retail segment increased $2.0 million, or 8.3%, from $24.0 million for the six months ended June 30, 2007 to $26.0 million for the six months ended June 28, 2008. We had 77 outlet stores as of June 28, 2008 and June 30, 2007. Same stores sales, defined as sales from stores open for more than one year, for the three-month period ended June 28, 2008 increased 1.9%. For the six-month period ended June 28, 2008, same stores sales increased 5.1%. These increases are a result of strong product performers, including Maidenform® and Lilyette® bras and Flexees® and Control ItTM shapewear. Specific initiatives to drive store productivity included focused in-store marketing efforts, a targeted direct mailing campaign to customers, and signage and floor redesigns. Our internet sales increased by $0.2 million, or 20.0%, from $1.0 million for the three months ended June 30, 2007 to $1.2 million for the three months ended June 28, 2008. Our internet sales increased by $0.5 million, or 26.3%, from $1.9 million for the six months ended June 30, 2007 to $2.4 million for the six months ended June 28, 2008.

Gross Profit

Consolidated gross profit decreased by $5.7 million, or 12.0%, from $47.5 million for the three months ended June 30, 2007 to $41.8 million for the three months ended June 28, 2008. As a percentage of net sales, consolidated gross margins decreased by 120 basis points from 39.9% for the three months ended June 30, 2007 to 38.7% for the three months ended June 28, 2008. Consolidated gross profit decreased by $6.6 million, or 7.6%, from $86.4 million during the six months ended June 30, 2007 to $79.8 million for the six months ended June 28, 2008. As a percentage of net sales, gross profit increased by 50 basis points from 38.2% for the six months ended June 30, 2007 to 38.7% for the six months ended June 28, 2008.

Gross profit as a percentage of net sales for the wholesale segment decreased by 200 basis points from 37.5% for the three months ended June 30, 2007 to 35.5% for the three months ended June 28, 2008. This decrease was primarily driven by both customer and product mix, which included fewer sales in the department stores and national chain stores channel combined with higher sales in the mass merchant channel. Partially offsetting this change in channel mix was cost improvements from our sourcing initiatives such as product cost re-engineering actions and inbound freight initiatives. Gross profit as a percentage of net sales for the wholesale segment was 36.1% for the six months ended June 30, 2007 as compared to 36.0% for the six months ended June 28, 2008. This decrease of 10 basis points is primarily a result of the reasons mentioned above.

Gross profit for the retail segment was 58.7% for the three months ended June 30, 2007 as compared to 59.3% for the three months ended June 28, 2008, and 56.3% for the six months ended June 30, 2007 as compared to 57.7% for the six months ended June 28, 2008. This increase for the three and six months ended June 28, 2008 was largely driven by a change in the overall product mix and by cost improvements from our sourcing initiatives.

Selling, General and Administrative Expenses (SG&A)

Consolidated SG&A increased by $0.3 million, or 1.1%, from $27.0 million for the three months ended June 30, 2007 to $27.3 million for the three months ended June 28, 2008. As a percentage of net sales, SG&A increased from 22.7% for the three months ended June 30, 2007 to 25.3% for the three months ended June 28, 2008.

SG&A for our wholesale segment, which includes corporate-related expenses, decreased by $0.1 million, or 0.5%, from $20.0 million for the three months ended June 30, 2007 to $19.9 million for the three months ended June 28, 2008. However, as a percentage of net sales, wholesale segment SG&A increased from 19.0% for the three months ended June 30, 2007 to 21.3% for the three months ended June 28, 2008. The decrease of $0.1 million is a result of lower payroll and related benefits of $0.6 million, including workers’ compensation and medical expenses, as a result of reductions in compensation expense and decreased claims in 2008, as well as managed cost reductions in other expenses of $0.7 million. Partially offsetting these decreases were increases in advertising of $0.7 million to support new product launches and branding, and occupancy related costs of $0.5 million associated with our corporate headquarters and our second domestic distribution center, both of which we began occupying during the fall of 2007. Additionally, we incurred start-up costs associated with developing and implementing the new women’s intimate apparel licensing agreement with Donna Karan International. Retail SG&A increased by $0.4 million, or 5.7%, from $7.0 million for the three months ended June 30, 2007 to $7.4 million for the three months ended June 28, 2008 as a result of increased sales.

Consolidated SG&A increased by $8.0 million, or 17.5%, from $45.7 million for the six months ended June 30, 2007 to $53.7 million for the six months ended June 28, 2008. As a percentage of net sales, SG&A increased from 20.2% for the six months ended June 30, 2007 to 26.0% for the six months ended June 28, 2008. Consolidated SG&A for the six months ended June 30, 2007 included a non-cash pension curtailment gain of $6.1 million as discussed below.

SG&A for our wholesale segment, which includes the pension curtailment gain, increased by $7.2 million, or 22.4%, from $32.2 million for the six months ended June 30, 2007 to $39.4 million for the six months ended June 28, 2008. Our pension plan was frozen effective January 1, 2007 for current employee participants and closed to new entrants. In connection with this freeze, we recognized a non-cash curtailment gain of $6.1 million and reported this gain in our wholesale segment SG&A in the first quarter 2007. Wholesale segment SG&A, excluding this curtailment gain, increased by $1.1 million, or 2.9%, to $39.4 million for the six months ended June 28, 2008. As a percentage of net sales, excluding this curtailment gain, wholesale segment SG&A increased from 18.9% for the six months ended June 30, 2007 to 21.9% for the six months ended June 28, 2008. The increase of $1.1 million is a result of increased occupancy related costs of $1.1 million associated with our corporate headquarters and our second domestic distribution center, both of which we began occupying during the fall of 2007 and increased advertising of $0.7 million to support new product launches and branding. Partially offsetting these increases was expense management and reduced payroll and related benefits of $0.7 million. Retail SG&A increased by $0.8 million, or 5.9%, from $13.5 million for the six months ended June 30, 2007 to $14.3 million for the six months ended June 28, 2008 as a result of increased sales and additional outlet stores.

Operating Income

Our consolidated operating income decreased by $6.0 million, or 29.3%, from $20.5 million for the three months ended June 30, 2007 to $14.5 million for the three months ended June 28, 2008. Our consolidated operating income decreased by $14.6 million, or 35.9%, from $40.7 million for the six months ended June 30, 2007 to $26.1 million for the six months ended June 28, 2008. Excluding the curtailment gain mentioned above, operating income for the six months ended June 28, 2008 decreased $8.5 million, or 24.6%, to $26.1 million.

For the foregoing reasons, operating income for the wholesale segment decreased by $6.1 million, or 31.4%, from $19.4 million for the three months ended June 30, 2007 to $13.3 million for the three months ended June 28, 2008. Operating income for the wholesale segment decreased by $15.3 million, or 37.6%, from $40.7 million during the six months ended June 30, 2007 to $25.4 million during the six months ended June 28, 2008. Excluding the curtailment gain mentioned above, operating income for the six months ended June 28, 2008 decreased $9.2 million, or 26.6%, to $25.4 million.

Also, for the reasons discussed above, operating income for the retail segment increased by $0.1 million, or 9.1%, from $1.1 million for the three months ended June 30, 2007 to $1.2 million for the three months ended June 28, 2008. The retail segment’s operating income increased by $0.7 million from $0.0 million during the six months ended June 30, 2007 to $0.7 million for the six months ended June 28, 2008.

Interest Expense, Net

Interest expense, net, decreased by $3.2 million, or 74.4%, from $4.3 million for the three months ended June 30, 2007 to $1.1 million for the three months ended June 28, 2008 primarily resulting from the expensing of deferred financing costs of $2.4 million during the second quarter of 2007 as a result of refinancing our credit facility during that quarter. In addition, we benefited from lower average debt outstanding and a lower average interest rate for the current quarter when compared to the same period last year. The average balance of total debt outstanding decreased from $106.9 million for the three months ended June 30, 2007 to $89.3 million for the three months ended June 28, 2008, and the average interest rate during the three months ended June 30, 2007 was 6.8% as compared to an average interest rate of 5.2% during the three months ended June 28, 2008.

Interest expense, net, decreased $4.0 million, or 63.5%, from $6.3 million for the six months ended June 30, 2007 to $2.3 million for the six months ended June 28, 2008. The decrease was a result of the reasons discussed above. The average balance of total debt outstanding decreased from $108.8 million for the six months ended June 30, 2007 to $89.2 million for the six months ended June 28, 2008. The average interest rate during the six months ended June 30, 2007 was 6.8% as compared to an average interest rate of 5.0% during the six months ended June 28, 2008.

Income Tax Expense

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occurred); changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occurred); or impacts from tax law changes (to the extent such changes affect our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occurred). Our effective income tax rate for the three and six-month periods ended June 28, 2008 remained unchanged at 41.7% when compared to the three and six-month periods ended June 30, 2007.

Because of NOLs available to offset income taxes payable, our cash income taxes to be paid will be at a rate lower than our effective income tax rate.

Net Income

For the foregoing reasons, our net income decreased by $1.7 million, or 17.9%, from $9.5 million for the three months ended June 30, 2007 to $7.8 million for the three months ended June 28, 2008. Excluding the expensing of the deferred financing costs mentioned above, net income for the three-month period ended June 28, 2008 decreased $3.1 million, or 28.4%, when compared to the same period last year. Our net income decreased by $6.3 million, or 31.3%, from $20.1 million for the six months ended June 30, 2007 to $13.8 million for the six months ended June 28, 2008. Excluding the curtailment gain and the expensing of the deferred financing costs mentioned above, net income for the six-month period ended June 28, 2008 decreased $4.1 million, or 22.9%, when compared to the same period last year.

Liquidity and Capital Resources

Operating activities. Cash flows provided by operating activities were $0.3 million for the six months ended June 28, 2008 compared to cash flows provided by operating activities of $13.0 million for the six months ended June 30, 2007. This change was primarily driven by lower net income in addition to a net unfavorable change in working capital. Accounts receivable for the six months ended June 28, 2008 increased $12.7 million compared to an increase of $18.1 million for the six months ended June 30, 2007, the change of which was a result of the timing of cash collections and lower wholesale net sales during the second quarter of 2008. Inventories for the six months ended June 28, 2008 decreased $3.2 million compared to an increase of $8.4 million for the six months ended June 30, 2007. Accounts payable for the six months ended June 28, 2008 decreased $3.9 million compared to an increase of $12.8 million for the six months ended June 30, 2007. The decrease in inventory and accounts payable at June 28, 2008 was primarily a result of supply chain management and the timing of cash payments.

Investing activities. Cash flows used in investing activities were $0.8 million for the six months ended June 28, 2008 compared to $2.3 million for the six months ended June 30, 2007.

Financing activities. Cash flows used in financing activities were $0.6 million for the six months ended June 28, 2008 compared to cash flows used in financing activities of $10.3 million for the six months ended June 30, 2007. The decrease in cash flows used in financing activities was primarily due to no voluntary prepayments made on our long-term debt during the current period when compared to the comparable period last year.

At June 28, 2008, we had $89.2 million outstanding under our term loan, and $0 outstanding with approximately $48.1 million available for borrowings under our revolving loan, after giving effect to $1.9 million of outstanding letters of credit. Principal payments on the term loan are payable in quarterly installments of $0.3 million with all remaining amounts due on the maturity date. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. We were in compliance with all debt covenants at June 28, 2008.

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

The following table summarizes our significant contractual obligations and commercial commitments at June 28, 2008 and the future periods in which such obligations are expected to be settled in cash. In addition, the table below reflects the timing of principal and interest payments on outstanding borrowings.

	Balance of
	fiscal	In fiscal	In fiscal	In fiscal	In fiscal
(in millions)	2008	2009	2010	2011	2012	Thereafter	Total

Long-term debt	$0.6	$1.1	$1.1	$1.1	$1.1	$84.2	$89.2
Interest on long-term debt (1)	2.3	4.4	4.3	4.3	4.2	6.1	25.6
Obligations under capital lease (2)	0.1	0.3	0.2	0.1	0.1	-	0.8
Operating leases	3.6	5.4	4.5	3.7	3.0	8.1	28.3
Total financial obligations	6.6	11.2	10.1	9.2	8.4	98.4	143.9
Other contractual obligations (3)	0.7	2.8	4.7	3.2	5.2	19.1	35.7
Purchase obligations (4)	63.2	0.2	-	-	-	-	63.4
Total financial obligations and commitments	$70.5	$14.2	$14.8	$12.4	$13.6	$117.5	$243.0

(1) The interest rate assumed for the variable portion of long-term debt was the rate in effect at June 28, 2008.
(2) Includes amounts classified as interest expense and SG&A.
(3) Includes amounts classified as royalties, advertising and marketing obligations.
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

As of June 28, 2008, our total liabilities for unrecognized tax benefits and related interest and penalties amounted to $8.9 million (before federal and, if applicable, state effect). Liabilities for unrecognized tax benefits have not been included in the schedule of cash contractual obligations because we cannot make a reasonable reliable estimate of the amount and period of related future payments of these liabilities.

Off-Balance Sheet Arrangements. Our most significant off-balance sheet financing arrangements as of June 28, 2008 are non-cancelable operating lease agreements, primarily for our company-operated outlet stores, our company headquarters and our leased distribution centers located in Shannon, Ireland and Fayetteville, North Carolina. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 29, 2007.

Recently Issued Accounting Standards

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 157-2 (FSP No. 157-2), which delays the effective date of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP No. 157-2. We are currently evaluating the impact, if any, that FSP No. 157-2 will have on our consolidated statements of financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. We adopted this statement as of December 30, 2007 and elected not to apply the fair value option to any of our financial instruments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk. We do not believe that we have significant foreign currency transactional exposures. For the three and six-month periods ended June 28, 2008, $9.0 million and $16.0 million, respectively, of our total net sales were in currencies other than the U.S. dollar. During the three and six-month periods ended June 28, 2008, our net sales were favorably impacted by $1.0 million and $1.9 million, respectively, due to foreign exchange rates. Most of our purchases are denominated in U.S. dollars. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

Interest Rate Risk. Interest rate risk is managed through a combination of variable and fixed rate debt. Our objective is to maintain a cost-effective mix that we deem appropriate and we have entered into an interest rate swap agreement to maintain this balance. At June 28, 2008, our debt portfolio was composed of variable-rate debt of which we hedge approximately 45% to a fixed rate. With respect to our variable-rate debt, a 1% change in interest rates would be immaterial.

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

Inflation Risk. We are affected by inflation and changing prices from our suppliers primarily through the cost of raw materials, increased operating costs and expenses, and fluctuations in interest rates. The effects of inflation on our net sales and operations have not been material in recent years. We do not believe that inflation risk is material to our business or our consolidated financial position, results of operations or cash flows. In the future, volatile crude oil and gasoline prices may impact our product and freight costs, consumer confidence and disposable income.

Seasonality. We have not experienced any significant seasonal fluctuations in our net sales or our profitability.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of June 28, 2008 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ending June 28, 2008 identified in connection with the evaluation thereof by our management, including our Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.
(b) None.
(c) None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of stockholders on May 22, 2008. The following actions were voted upon at the meeting:

1. The following individuals were elected to the Company’s Board of Directors, to hold office until the next annual meeting of stockholders. A total of 19,746,513 shares were represented in person or by proxy at the annual meeting. The number of shares that were voted for, and that were withheld from, each of the director nominees is as follows:

Director Nominee	Favor	Withheld

David B. Kaplan	17,320,077	2,426,436
Thomas J. Ward	19,703,644	42,869
Norman Axelrod	19,703,644	42,869
Harold F. Compton	19,702,129	44,384
Barbara Eisenberg	19,706,144	40,369
Karen Rose	19,705,844	40,669
Adam L. Stein	19,703,954	42,559

2. The stockholders approved the re-appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year by a vote of 15,995,682 in favor, and 12,980 against, and 3,737,851 stockholders abstained.

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

MAIDENFORM BRANDS, INC. (Registrant)

Date: August 6, 2008	By:	/s/ Christopher W. Vieth
Name: Christopher W. Vieth
Title: Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002