Form 10-Q
period 2008-09-27
Maidenform Brands, Inc.
filed 2008-11-05
CIK 1323531

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2008, there were 22,588,830 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 27, 2008	December 29, 2007
Assets
Current assets
Cash and cash equivalents	$37,010	$16,602
Accounts receivable, net	52,127	45,775
Inventories	63,118	69,041
Deferred income taxes	10,937	11,015
Prepaid expenses and other current assets	9,668	7,497
Total current assets	172,860	149,930
Property, plant and equipment, net	18,660	19,992
Goodwill	7,162	7,884
Intangible assets, net	97,647	98,518
Other non-current assets	3,575	3,327
Total assets	$299,904	$279,651

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$1,100	$1,100
Accounts payable	32,210	36,022
Accrued expenses and other current liabilities	20,982	21,620
Total current liabilities	54,292	58,742
Long-term debt	87,800	88,625
Deferred income taxes	25,592	21,718
Other non-current liabilities	9,746	10,949
Total liabilities	177,430	180,034

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock - $0.01 par value; 10,000,000 shares authorized and none issued and outstanding	-	-
Common stock - $0.01 par value; 100,000,000 shares authorized; 23,488,357 shares issued and 22,430,530 outstanding at September 27, 2008 and 23,488,357 shares issued and 22,357,292 outstanding at December 29, 2007	235	235
Additional paid-in capital	61,063	60,919
Retained earnings	75,817	53,526
Accumulated other comprehensive income	264	872
Treasury stock, at cost (1,057,827 shares at September 27, 2008 and 1,131,065 shares at December 29, 2007)	(14,905)	(15,935)
Total stockholders’ equity	122,474	99,617
Total liabilities and stockholders’ equity	$299,904	$279,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net sales	$112,586	$100,189	$318,755	$326,382
Cost of sales	69,513	59,784	195,906	199,539
Gross profit	43,073	40,405	122,849	126,843

Selling, general and administrative expenses	27,880	25,788	81,575	71,527
Operating income	15,193	14,617	41,274	55,316

Interest expense, net	1,014	1,454	3,326	7,721
Income before provision for income taxes	14,179	13,163	37,948	47,595

Income tax expense	5,734	5,384	15,657	19,742
Net income	$8,445	$7,779	$22,291	$27,853
Basic earnings per common share	$0.38	$0.34	$1.00	$1.21
Diluted earnings per common share	$0.36	$0.32	$0.95	$1.15
Basic weighted average number of shares outstanding	22,428,698	22,886,961	22,386,561	22,959,770
Diluted weighted average number of shares outstanding	23,461,633	24,023,720	23,443,488	24,121,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 27, 2008	September 29, 2007
Cash flows from operating activities
Net income	$22,291	$27,853
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	2,690	2,212
Amortization of intangible assets	871	871
Amortization of deferred financing costs	142	2,852
Stock-based compensation	1,117	1,783
Deferred income taxes	3,874	5,666
Excess tax benefits related to stock-based compensation	(60)	(536)
Pension plan curtailment gain	-	(6,099)
Bad debt expense	1,102	-
Net changes in operating assets and liabilities
Accounts receivable	(7,454)	(8,697)
Inventories	5,923	(10,687)
Prepaid expenses and other current and non-current assets	(235)	(535)
Accounts payable	(3,812)	14,977
Accrued expenses and other current and non-current liabilities	(976)	3,085
Income taxes payable	(2,160)	(466)
Net cash from operating activities	23,313	32,279
Cash flows from investing activities
Capital expenditures	(1,358)	(4,499)
Net cash from investing activities	(1,358)	(4,499)
Cash flows from financing activities
Term loan borrowings	-	100,000
Term loan repayments	(825)	(120,275)
Borrowings under revolving loan	-	5,000
Repayments under revolving loan	-	(5,000)
Proceeds from stock options exercised	151	347
Excess tax benefits related to stock-based compensation	60	536
Payments of employee withholding taxes related to equity awards	(73)	-
Purchase of common stock for treasury	-	(7,010)
Payments of capital lease obligations	(135)	(76)
Deferred financing costs	-	(1,078)
Net cash from financing activities	(822)	(27,556)
Effects of exchange rate changes on cash	(725)	238
Net increase in cash	20,408	462
Cash and cash equivalents
Beginning of period	16,602	14,617
End of period	$37,010	$15,079

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$3,760	$5,962
Income taxes	$13,402	$13,376

Supplemental schedule of non-cash investing and financing activities
Equipment acquired with capital lease obligations	$-	$470

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
Maidenform Brands, Inc. and its subsidiaries (the “Company,” “we,” “us” or “our”) design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels including department stores and national chain stores, mass merchants (including warehouse clubs), and other (including specialty retailers, off-price retailers, foreign distributors and licensing income). In addition, we operated 76 and 78 retail outlet stores as of September 27, 2008 and September 29, 2007, respectively, and sell products on our websites.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position at September 27, 2008, the results of our operations for the three and nine-month periods ended September 27, 2008 and September 29, 2007, and cash flows for the nine months ended September 27, 2008 and September 29, 2007. These adjustments consist of normal recurring adjustments. Operating results for the three and nine-month periods ended September 27, 2008 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 29, 2007 has been derived from our audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

2. GOODWILL

There were no acquisitions, dispositions or impairments of goodwill during the nine-month period ended September 27, 2008. Changes in the carrying amount of goodwill, by segment, are as follows:

	Wholesale	Retail	Total

Balance as of December 29, 2007	$7,435	$449	$7,884
Adjustment	(681)	(41)	(722)
Balance as of September 27, 2008	$6,754	$408	$7,162

This adjustment represents the reversal of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes,” reserves for unrecognized tax benefits no longer required as a result of the expiration of statute of limitations.

3. DEBT

	September 27, 2008	December 29, 2007
Long-term debt
Term loan facility	$88,900	$89,725
Current maturities of long-term debt	1,100	1,100
Non-current portion of long-term debt	$87,800	$88,625

At September 27, 2008, we had $88,900 outstanding under our term loan, and $0 outstanding with approximately $48,145 available for borrowings under our revolving loan, after giving effect to $1,855 of outstanding letters of credit. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. Principal payments on the term loan are payable in quarterly installments of $275 with all remaining amounts due on the maturity date. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. In addition, subject to specified exceptions and limitations and reinvesting options, partial prepayments of outstanding loans may be required with the proceeds of asset sales, sales of equity and debt securities, and with certain insurance and condemnation proceeds.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

Payments due on long-term debt during each of the five years subsequent to September 27, 2008, are as follows:

Balance of fiscal 2008	$275
In fiscal 2009	1,100
In fiscal 2010	1,100
In fiscal 2011	1,100
In fiscal 2012	1,100
Thereafter	84,225

4. FAIR VALUE MEASUREMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP No. 157-1) and FSP No. 157-2, “Effective Date of FASB Statement No. 157” (FSP No. 157-2). FSP No. 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP No. 157-2 allows a one-year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for items within the scope of FSP No. 157-2. Our significant nonfinancial assets and liabilities that could be impacted by the deferral include assets and liabilities initially measured at fair value in connection with an acquisition and our intangible assets and goodwill are tested annually for impairment. We are currently evaluating the impact, if any, that FSP No. 157-2 will have on our consolidated statements of financial position, results of operations and cash flows.

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

The following table summarizes liabilities measured at fair value on a recurring basis at September 27, 2008, as required by SFAS No. 157:

	Level 1	Level 2	Level 3

Liabilities
Interest rate swap	$-	$432	$-

Effective July 30, 2007, we entered into an interest rate swap agreement to receive floating interest and pay fixed interest. This interest rate swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate term loan debt. The interest rate swap agreement matures on December 31, 2009. At September 27, 2008, $30,000 of our outstanding term loan debt was hedged under this agreement.

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

The components of net periodic benefit income charged to operations are as follows:

	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Interest cost	$277	$272	$831	$816
Expected return on plan assets	(413)	(381)	(1,239)	(1,143)
Net periodic benefit income	(136)	(109)	(408)	(327)
Curtailment gain	-	-	-	(6,099)
Total	$(136)	$(109)	$(408)	$(6,426)

6. STOCKHOLDERS’ EQUITY

							Accumulated
	Common		Treasury		Additional		other	Total
	stock		stock		paid-in	Retained	comprehensive	stockholders'
	Shares	$	Shares	$	capital	earnings	income	equity

Balance at December 29, 2007	23,488,357	$235	(1,131,065)	$(15,935)	$60,919	$53,526	$872	$99,617

Stock-based compensation					1,117			1,117
Equity award activity			73,238	1,030	(973)			57
Comprehensive income
Net income						22,291		22,291
Changes during the period							(608)	(608)
Total comprehensive income								21,683
Balance at September 27, 2008	23,488,357	$235	(1,057,827)	$(14,905)	$61,063	$75,817	$264	$122,474

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

7. COMPREHENSIVE INCOME

The changes in comprehensive income are as follows:

	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net income	$8,445	$7,779	$22,291	$27,853
Foreign currency translation adjustments (a)	(593)	53	(725)	238
Pension plan curtailment, net of tax	-	-	-	146
Interest rate swap, net of tax	118	(221)	117	(374)
Comprehensive income	$7,970	$7,611	$21,683	$27,863

(a)	No tax benefit has been provided associated with the foreign currency translation adjustment due to management’s decision to reinvest the earnings of our foreign subsidiaries indefinitely.

8. INCOME TAXES

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occurred); changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occurred); or impacts from tax law changes (to the extent such changes effect our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occurred). Our effective income tax rate for the three and nine-month periods ended September 27, 2008 was 40.4% and 41.3%, respectively, as compared to an effective income tax rate for the three and nine-month periods ended September 29, 2007 of 40.9% and 41.5%, respectively.

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

Information on segments and reconciliation to income before provision for income taxes, are as follows:

	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net sales
Wholesale	$94,902	$82,476	$275,075	$284,634
Retail	17,684	17,713	43,680	41,748
Total	$112,586	$100,189	$318,755	$326,382

Operating income
Wholesale	$12,282	$11,899	$37,626	$52,615
Retail	2,911	2,718	3,648	2,701
Operating income	15,193	14,617	41,274	55,316
Interest expense, net	1,014	1,454	3,326	7,721
Income before provision for income taxes	$14,179	$13,163	$37,948	$47,595

Depreciation and amortization
Wholesale	$869	$703	$2,595	$2,018
Retail	311	346	966	1,065
Total	$1,180	$1,049	$3,561	$3,083

Net sales by geographic area
United States	$100,953	$90,354	$288,514	$299,024
International (a)	11,633	9,835	30,241	27,358
Total	$112,586	$100,189	$318,755	$326,382

Intercompany sales from Wholesale to Retail	$4,086	$4,193	$9,997	$10,333

	September 27, 2008	December 29, 2007
Identifiable assets
Wholesale	$273,743	$253,160
Retail	26,161	26,491
Total	$299,904	$279,651

(a) International net sales are identified as international based on the location of the customer.

At September 27, 2008 and December 29, 2007, our five largest uncollaterized receivables represented approximately 61% and 63% of total accounts receivable, respectively.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

For the three-month period ended September 27, 2008, three customers in the Wholesale segment each accounted for more than 10% of our consolidated net sales as compared to two customers in the Wholesale segment for the three-month period ended September 29, 2007. For the nine-month periods ended September 27, 2008 and September 29, 2007, three customers in the Wholesale segment each accounted for more than 10% of our consolidated net sales.

10. EARNINGS PER SHARE

The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net income	$8,445	$7,779	$22,291	$27,853
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	22,428,698	22,886,961	22,386,561	22,959,770

Impact of dilutive securities	1,032,935	1,136,759	1,056,927	1,161,941

Dilutive number of common and common equivalent shares outstanding	23,461,633	24,023,720	23,443,488	24,121,711

Basic earnings per common share	$0.38	$0.34	$1.00	$1.21
Diluted earnings per common share	$0.36	$0.32	$0.95	$1.15

For the three and nine-month periods ended September 27, 2008, approximately 728,000 and 636,000 equity awards, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect. For the three and nine-month periods ended September 29, 2007, approximately 615,000 and 230,000 equity awards, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

11. COMMITMENTS AND CONTINGENCIES

Purchase commitments

In the normal course of business, we enter into purchase commitments for both finished goods and raw materials. At September 27, 2008, we had purchase commitments of $68,002 and believe that we have adequate reserves for expected losses arising from all purchase commitments.

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	September 27, 2008	December 29, 2007

Accrued wages, incentive compensation, payroll taxes and related benefits	$7,368	$9,868
Accrued professional fees	1,970	1,242
Federal, state and local taxes payable	-	27
Accrued customs duty	2,584	3,132
Accrued other	9,060	7,351
	$20,982	$21,620

Other accrued expenses and current liabilities include, among other items, accrued interest, inventory return accrual, severance and accrued freight.

13. RECENTLY ISSUED ACCOUNTING STANDARDS

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

We sell our products under some of the most recognized brands in the intimate apparel industry. Our Maidenform®,Flexees®, Lilyette®, Control ItTM, Rendezvous®, Subtract®,LulehTM and private brands are sold in department stores and national chain stores. Our Sweet Nothings®, Bodymates®, Self Expressions®, InspirationsTM, as well as private brands are distributed through mass merchants. These other brands leverage our product technology, but are separate brands with distinctly different logos. In addition to our owned brands, we also supply private brand products to selected retailers.

Trends in Our Business

We operate in two segments, wholesale and retail. Our wholesale segment includes both our domestic and international wholesale markets. Our retail segment includes our company-operated outlet stores and our websites.

We have identified many near-term opportunities for growth and operational improvements, as well as challenges, including general macro-economic conditions that may affect our customers and our business. In particular, management believes that there are many factors influencing the intimate apparel industry, including but not limited to: consistent demand for foundation garments, consumer demand for innovative products and leading brands, sourcing and supply chain efficiencies, continued growth of the mass merchant channel, pressure from retailers brought about by the consolidation in the retail industry, increases in the cost of the raw materials used in intimate apparel products and uncertainty surrounding import restrictions.

We believe we are well-positioned to capitalize on or address these trends by, among other things:

•	increasing consumer identification with our brands through further marketing investments;
•	continuing to launch innovative products;
•	increasing our presence in department stores and national chain stores through the use of Maidenform®, Flexees®, Lilyette®, Control ItTM, Rendezvous®, Subtract®, LulehTM and private brands;
•	adding new higher end distribution with our new women’s intimate apparel license agreement for the Donna Karan® and DKNY® brands that will commence in 2009;
•	increasing our presence in the mass merchant channel through the use of our Sweet Nothings®, Bodymates®, Self Expressions®, InspirationsTM, private brands and other brands for new customers;
•	expanding our international presence;
•	being a marketer rather than a manufacturer of our brands;
•	making selective acquisitions, entering into licenses, and developing products and marketing that will complement our existing products or distribution channels; and
•	merchandising, marketing and selling private brand products to selected retailers.

Wholesale Segment

The following trends are among the key variables that will affect our wholesale segment:

Department Stores and National Chain Stores. The department stores and national chain stores are where we generally sell the Maidenform®, Flexees® and Lilyette® brands. We plan to continue to invest in increasing our net sales with department store customers, which we believe is important to our long-term positioning in the channel. There has been a trend toward consolidation of department stores and national chain stores. We expect the rate of our future net sales growth with department stores and national chain stores to be moderated by the reduction in both the number of department store and national chain store customers and the number of doors (distinct locations operated by a particular retailer) operated by these customers. We have grown both our market share and our net sales significantly in the past several years with national chain stores. We have customers located outside the United States that purchase our Maidenform®, Flexees® and Lilyette® brands. The majority of these net sales are included in the department stores and national chain stores channel. Commencing 2009, we expect to add new customers within this channel as a result of our new women’s intimate apparel license agreement for the Donna Karan® and DKNY® brands.

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

We will selectively target strategic acquisitions, or licensing opportunities or a brand start-up to grow our consumer base and would utilize the acquired companies or licenses to complement the products, channels and geographic reach of our existing portfolio. We believe that acquisitions or licensing opportunities could enhance our product offerings to retailers and provide potential growth. We believe we can leverage our core competencies such as product development, brand management, logistics and marketing to create significant value from the acquired businesses or licenses. On May 6, 2008, we entered into a new women’s intimate apparel license agreement for the Donna Karan® and DKNY® brands.

Retail Segment

We believe our retail sales volume is driven by our ability to service our existing consumers and obtain new consumers, as well as overall general macro-economic conditions that can affect our consumers and ultimately their levels of overall spending and choice of retail channel for their purchases. Additionally, identifying optimal retail outlet locations, favorable leasing arrangements, and improving our store productivity are factors important to growing our retail segment’s net sales. We also sell our products through our websites, www.maidenform.comand www.maidenform.co.uk. Although we currently do not generate a significant amount of net sales through these sites, we do expect it to continue to grow.

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

Results of Operations

	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
OPERATING DATA: (in millions)
Wholesale sales	$94.9	$82.5	$275.1	$284.7
Retail sales	17.7	17.7	43.7	41.7
Net sales	112.6	100.2	318.8	326.4
Cost of sales	69.6	59.8	196.0	199.6
Gross profit	43.0	40.4	122.8	126.8
Selling, general and administrative expenses	27.8	25.8	81.5	71.5
Operating income	$15.2	$14.6	$41.3	$55.3

	As a percentage of net sales
	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
OPERATING DATA:
Wholesale sales	84.3%	82.3%	86.3%	87.2%
Retail sales	15.7	17.7	13.7	12.8
Net sales	100.0	100.0	100.0	100.0
Cost of sales	61.8	59.7	61.5	61.2
Gross profit	38.2	40.3	38.5	38.8
Selling, general and administrative expenses	24.7	25.7	25.5	21.9
Operating income	13.5%	14.6%	13.0%	16.9%

Our net sales are derived from two segments, wholesale and retail. Our net sales within the wholesale segment are grouped by channel, based upon the brands we sell and the customers to whom we sell, as follows: (1) department stores and national chain stores, (2) mass merchants and (3) other.

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

Our retail segment consists of outlet stores and internet sales. We had 76 outlet stores as of September 27, 2008 compared to 78 outlet stores as of September 29, 2007.

	Three months ended				Nine months ended
	September 27,	September 29,	$	%	September 27,	September 29,	$	%
	2008	2007	change	change	2008	2007	change	change
	(in millions)				(in millions)
Department stores and national chain stores	$57.3	$51.8	$5.5	10.6%	$163.1	$173.5	$(10.4)	(6.0)%
Mass merchants	28.4	20.4	8.0	39.2	87.2	74.5	12.7	17.0
Other	9.2	10.3	(1.1)	(10.7)	24.8	36.7	(11.9)	(32.4)
Total wholesale	94.9	82.5	12.4	15.0	275.1	284.7	(9.6)	(3.4)

Retail	17.7	17.7	-	-	43.7	41.7	2.0	4.8

Total consolidated net sales	$112.6	$100.2	$12.4	12.4%	$318.8	$326.4	$(7.6)	(2.3)%

In addition, our mix of products sold between bras, shapewear, and panties in the wholesale segment for the three and nine-month periods ended September 27, 2008 and September 29, 2007, respectively, is summarized below:

	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007 (1)	September 27, 2008	September 29, 2007 (1)
Bras	58%	64%	64%	71%
Shapewear	33	27	29	22
Panties	9	9	7	7
	100%	100%	100%	100%

(1) Prior period amounts in this table have been reclassified to conform to the current year presentation.

Net Sales

Consolidated net sales increased by $12.4 million, or 12.4%, from $100.2 million for the three months ended September 29, 2007 to $112.6 million for the three months ended September 27, 2008. Consolidated net sales decreased by $7.6 million, or 2.3%, from $326.4 million for the nine months ended September 29, 2007 to $318.8 million for the nine months ended September 27, 2008.

Wholesale segment net sales increased by $12.4 million, or 15.0%, from $82.5 million for the three months ended September 29, 2007 to $94.9 million for the three months ended September 27, 2008. Total international net sales, which are included in the wholesale segment, increased by $1.7 million, or 17.2%, from $9.9 million for the three months ended September 29, 2007 to $11.6 million for the three months ended September 27, 2008, primarily from product assortment expansion, in addition to increased sales levels in countries such as Canada, Russia, Sweden and Mexico which more than offset sales softness in the United Kingdom. Our department stores and national chain stores channel net sales increased by $5.5 million, or 10.6%, from $51.8 million for the three months ended September 29, 2007 to $57.3 million for the three months ended September 27, 2008. This increase was primarily related to the previously announced net sales shift of approximately $6.0 million from the second quarter to early in the third quarter of 2008. Despite the unfavorable economic environment which affected certain product replenishment orders from customers in this channel we experienced solid performance in our Flexees® shapewear brand driven by our new Ultimate Instant Slimmer® Collection and Control ItTM, an expanded style assortment of our Lilyette® full-figure brand and ongoing replenishment from the launch of our LulehTM Brand which was not in the prior year. Our mass merchant channel net sales increased by $8.0 million, or 39.2%, from $20.4 million for the three months ended September 29, 2007 to $28.4 million for the three months ended September 27, 2008. This increase was driven by the expansion of our Sweet Nothings® brand in the shapewear category, a new branded seamless shapewear program and ongoing replenishment from the launch of our InspirationsTM brand which was not in the prior year. Other channel net sales, which include sales to specialty retailers, off-price retailers, foreign distributors and licensing income, decreased by $1.1 million, or 10.7%, from $10.3 million for the three months ended September 29, 2007 to $9.2 million for the three months ended September 27, 2008. This decrease was due primarily to lower sales to off-price and specialty retailers.

Wholesale segment net sales decreased by $9.6 million, or 3.4%, from $284.7 million for the nine months ended September 29, 2007 to $275.1 million for the nine months ended September 27, 2008. International net sales increased $2.8 million, or 10.2%, from $27.4 million for the nine months ended September 29, 2007 to $30.2 million for the nine months ended September 27, 2008. The growth in international net sales was largely driven by increased sales levels in countries such as Canada, Germany, and the Benelux and Scandinavian countries. Partially offsetting these increases in net sales was a decrease in net sales to the United Kingdom. The decrease in our wholesale segment net sales for the nine months ended September 27, 2008 was the result of lower net sales in our department stores and national chain stores and other channels, the impact of which was partially reduced by increased net sales in our mass merchant channel. Department stores and national chain stores channel net sales decreased by $10.4 million, or 6.0%, from $173.5 million for the nine months ended September 29, 2007 to $163.1 million for the nine months ended September 27, 2008 driven by the unfavorable economic environment which affected certain product replenishment orders from customers. This was somewhat offset by expanded distribution of our brands previously mentioned above. Our other channel net sales decreased by $11.9 million, or 32.4%, from $36.7 million for the nine months ended September 29, 2007 to $24.8 million for the nine months ended September 27, 2008. This decrease was due primarily to a non-recurring private brand program with a specialty retailer that occurred in the first quarter of 2007 and lower sales to an off-price retailer. Our mass merchant channel net sales increased by $12.7 million, or 17.0%, from $74.5 million for the nine months ended September 29, 2007 to $87.2 million for the nine months ended September 27, 2008 benefiting from the launch of a new brand, penetration in the shapewear category, and the addition of new programs, as mentioned above.

Net sales in our retail segment remained unchanged at $17.7 million for the three months ended September 27, 2008 when compared to the three months ended September 29, 2007. Net sales in our retail segment increased $2.0 million, or 4.8%, from $41.7 million for the nine months ended September 29, 2007 to $43.7 million for the nine months ended September 27, 2008. We had 76 outlet stores as of September 27, 2008 compared to 78 outlet stores as of September 29, 2007. Same stores sales, defined as sales from stores open for more than one year, for the three-month period ended September 27, 2008 decreased 3.3% due largely to reduced customer traffic. For the nine-month period ended September 27, 2008, same stores sales increased 1.5%. This increase is a result of strong product performers, including Lilyette® bras and Flexees®. Specific initiatives to drive store productivity included focused in-store marketing efforts and maximization of selling floor space to higher performing categories. Our internet sales increased by $0.5 million, or 50.0%, from $1.0 million for the three months ended September 29, 2007 to $1.5 million for the three months ended September 27, 2008. Our internet sales increased by $1.0 million, or 34.5%, from $2.9 million for the nine months ended September 29, 2007 to $3.9 million for the nine months ended September 27, 2008.

Gross Profit

Consolidated gross profit increased by $2.6 million, or 6.4%, from $40.4 million for the three months ended September 29, 2007 to $43.0 million for the three months ended September 27, 2008. As a percentage of net sales, consolidated gross margins decreased by 210 basis points from 40.3% for the three months ended September 29, 2007 to 38.2% for the three months ended September 27, 2008. Consolidated gross profit decreased by $4.0 million, or 3.2%, from $126.8 million during the nine months ended September 29, 2007 to $122.8 million for the nine months ended September 27, 2008. As a percentage of net sales, gross profit decreased by 30 basis points from 38.8% for the nine months ended September 29, 2007 to 38.5% for the nine months ended September 27, 2008.

Gross profit as a percentage of net sales for the wholesale segment decreased by 230 basis points from 36.7% for the three months ended September 29, 2007 to 34.4% for the three months ended September 27, 2008. This decrease was primarily driven by both customer and product mix, which included fewer sales in the department stores and national chain stores channel combined with higher sales in the mass merchant channel. Partially offsetting this change in channel mix was cost improvements from our sourcing initiatives such as product cost re-engineering actions and inbound freight initiatives. Gross profit as a percentage of net sales for the wholesale segment was 36.2% for the nine months ended September 29, 2007 as compared to 35.4% for the nine months ended September 27, 2008. This decrease of 80 basis points is primarily a result of the reasons mentioned above.

Gross profit for the retail segment was 58.8% for the three months ended September 27, 2008 as compared to 57.1% for the three months ended September 29, 2007, and 58.1% for the nine months ended September 27, 2008 as compared to 56.6% for the nine months ended September 29, 2007. This increase for the three and nine months ended September 27, 2008 was largely driven by a change in the overall product mix and by cost improvements from our sourcing initiatives.

Selling, General and Administrative Expenses (SG&A)

Consolidated SG&A increased by $2.0 million, or 7.8%, from $25.8 million for the three months ended September 29, 2007 to $27.8 million for the three months ended September 27, 2008. However, as a percentage of net sales, SG&A decreased from 25.7% for the three months ended September 29, 2007 to 24.7% for the three months ended September 27, 2008.

SG&A for our wholesale segment, which includes corporate-related expenses, increased by $1.9 million, or 10.3%, from $18.4 million for the three months ended September 29, 2007 to $20.3 million for the three months ended September 27, 2008. However, as a percentage of net sales, wholesale segment SG&A decreased from 22.3% for the three months ended September 29, 2007 to 21.4% for the three months ended September 27, 2008. The increase of $1.9 million is primarily a result of $1.5 million of start-up costs associated with developing and implementing the new women’s intimate apparel license agreement for the Donna Karan® and DKNY® brands, higher bad debt expense of $1.1 million associated with customer bankruptcies, and increased advertising of $0.9 million to support new product launches and branding. Partially offsetting these increases was a decrease in professional fees of $0.6 million along with other costs reductions as we continue to manage our expenses. Retail SG&A increased by $0.1 million, or 1.4%, from $7.4 million for the three months ended September 29, 2007 to $7.5 million for the three months ended September 27, 2008.

Consolidated SG&A increased by $10.0 million, or 14.0%, from $71.5 million for the nine months ended September 29, 2007 to $81.5 million for the nine months ended September 27, 2008. As a percentage of net sales, SG&A increased from 21.9% for the nine months ended September 29, 2007 to 25.5% for the nine months ended September 27, 2008. Consolidated SG&A for the nine months ended September 29, 2007 included a non-cash pension curtailment gain of $6.1 million as discussed below.

SG&A for our wholesale segment, which includes the pension curtailment gain in 2007, increased by $9.1 million, or 18.0%, from $50.6 million for the nine months ended September 29, 2007 to $59.7 million for the nine months ended September 27, 2008. Our pension plan was frozen effective January 1, 2007 for current employee participants and closed to new entrants. In connection with this freeze, we recognized a non-cash curtailment gain of $6.1 million and reported this gain in our wholesale segment SG&A in the first quarter 2007. Wholesale segment SG&A, excluding this curtailment gain, increased by $3.0 million, or 5.3%, to $59.7 million for the nine months ended September 27, 2008. As a percentage of net sales, excluding this curtailment gain, wholesale segment SG&A increased from 19.9% for the nine months ended September 29, 2007 to 21.7% for the nine months ended September 27, 2008. The increase of $3.0 million is primarily a result of $1.7 million of start-up costs associated with developing and implementing the new women’s intimate apparel license agreement for the Donna Karan® and DKNY® brands, increased advertising of $1.6 million to support new product launches and branding, and higher bad debt expense of $1.1 million associated with customer bankruptcies. Partially offsetting these increases was a decrease in professional fees of $1.2 million. Retail SG&A increased by $0.9 million, or 4.3%, from $20.9 million for the nine months ended September 29, 2007 to $21.8 million for the nine months ended September 27, 2008 as a result of increased sales and increased occupancy costs.

Operating Income

Our consolidated operating income increased by $0.6 million, or 4.1%, from $14.6 million for the three months ended September 29, 2007 to $15.2 million for the three months ended September 27, 2008. Our consolidated operating income decreased by $14.0 million, or 25.3%, from $55.3 million for the nine months ended September 29, 2007 to $41.3 million for the nine months ended September 27, 2008. Excluding the curtailment gain mentioned above, operating income for the nine months ended September 27, 2008 decreased $7.9 million, or 16.1%, to $41.3 million.

For the foregoing reasons, operating income for the wholesale segment increased by $0.4 million, or 3.4%, from $11.9 million for the three months ended September 29, 2007 to $12.3 million for the three months ended September 27, 2008. Operating income for the wholesale segment decreased by $14.9 million, or 28.3%, from $52.6 million during the nine months ended September 29, 2007 to $37.7 million during the nine months ended September 27, 2008. Excluding the curtailment gain mentioned above, operating income for the nine months ended September 27, 2008 decreased $8.8 million, or 18.9%, to $37.7 million.

Also, for the reasons discussed above, operating income for the retail segment increased by $0.2 million, or 7.4%, from $2.7 million for the three months ended September 29, 2007 to $2.9 million for the three months ended September 27, 2008. The retail segment’s operating income increased by $0.9 million from $2.7 million during the nine months ended September 29, 2007 to $3.6 million for the nine months ended September 27, 2008.

Interest Expense, Net

Interest expense, net, decreased by $0.4 million, or 28.6%, from $1.4 million for the three months ended September 29, 2007 to $1.0 million for the three months ended September 27, 2008 reflecting the benefit of lower average debt outstanding and a lower average interest rate for the current quarter when compared to the same period last year. The average balance of total debt outstanding decreased from $92.1 million for the three months ended September 29, 2007 to $88.9 million for the three months ended September 27, 2008, and the average interest rate during the three months ended September 29, 2007 was 6.6% as compared to an average interest rate of 4.6% during the three months ended September 27, 2008.

Interest expense, net, decreased $4.4 million, or 57.1%, from $7.7 million for the nine months ended September 29, 2007 to $3.3 million for the nine months ended September 27, 2008. The decrease was a combination of the expensing of deferred financing costs of $2.4 million during the second quarter of 2007, as a result of refinancing our credit facility during that quarter, in addition to the reasons discussed above. The average balance of total debt outstanding decreased from $103.2 million for the nine months ended September 29, 2007 to $89.2 million for the nine months ended September 27, 2008. The average interest rate during the nine months ended September 29, 2007 was 6.7% as compared to an average interest rate of 5.1% during the nine months ended September 27, 2008.

Income Tax Expense

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occurred); changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occurred); or impacts from tax law changes (to the extent such changes affect our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occurred). Our effective income tax rate for the three and nine-month periods ended September 27, 2008 was 40.4% and 41.3%, respectively, as compared to an effective income tax rate for the three and nine-month periods ended September 29, 2007 of 40.9% and 41.5%, respectively.

Because of NOLs available to offset income taxes payable, our cash income taxes to be paid will be at a rate lower than our effective income tax rate.

Net Income

For the foregoing reasons, our net income increased by $0.7 million, or 9.0%, from $7.8 million for the three months ended September 29, 2007 to $8.5 million for the three months ended September 27, 2008. Our net income decreased by $5.6 million, or 20.1%, from $27.9 million for the nine months ended September 29, 2007 to $22.3 million for the nine months ended September 27, 2008. Excluding the curtailment gain and the expensing of the deferred financing costs mentioned above, net income for the nine-month period ended September 27, 2008 decreased $3.4 million, or 13.2%, when compared to the same period last year.

Liquidity and Capital Resources

Operating activities. Cash flows provided by operating activities were $23.3 million for the nine months ended September 27, 2008 compared to cash flows provided by operating activities of $32.3 million for the nine months ended September 29, 2007. This change was primarily driven by lower net income in addition to a net unfavorable change in working capital. Inventories for the nine months ended September 27, 2008 decreased $5.9 million compared to an increase of $10.7 million for the nine months ended September 29, 2007. Accounts payable for the nine months ended September 27, 2008 decreased $3.8 million compared to an increase of $15.0 million for the nine months ended September 29, 2007. The decrease in inventory and accounts payable at September 27, 2008 was primarily a result of supply chain management and the timing of cash payments.

Investing activities. Cash flows used in investing activities were $1.4 million for the nine months ended September 27, 2008 compared to $4.5 million for the nine months ended September 29, 2007. The use of cash for investing activities for the nine months ended September 27, 2008, was primarily due to construction expenditures at our second distribution center and the build-out of the Donna Karan® and DKNY® showroom and other renovations in our New York City showroom. The use of cash for investing activities for the nine months ended September 29, 2007, was primarily due to information technology upgrades and construction expenditures related to the relocation of our corporate headquarters.

Financing activities. Cash flows used in financing activities were $0.8 million for the nine months ended September 27, 2008 compared to cash flows used in financing activities of $27.6 million for the nine months ended September 29, 2007. The decrease in use of cash for financing activities was primarily due to no voluntary prepayments made on our long-term debt in addition to no purchase of common stock during the current period when compared to the comparable period last year.

At September 27, 2008, we had $88.9 million outstanding under our term loan, and $0 outstanding with approximately $48.1 million available for borrowings under our revolving loan, after giving effect to $1.9 million of outstanding letters of credit. Principal payments on the term loan are payable in quarterly installments of $0.3 million with all remaining amounts due on the maturity date. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. We were in compliance with all debt covenants at September 27, 2008.

We believe that our existing cash balances and available borrowings under our revolving loan, along with our future cash flow from operations, will enable us to meet our liquidity needs and capital expenditure requirements for the foreseeable future.

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

The following table summarizes our significant contractual obligations and commercial commitments at September 27, 2008 and the future periods in which such obligations are expected to be settled in cash. In addition, the table below reflects the timing of principal and interest payments on outstanding borrowings.

	Balance of
	fiscal	In fiscal	In fiscal	In fiscal	In fiscal
(in millions)	2008	2009	2010	2011	2012	Thereafter	Total

Long-term debt	$0.3	$1.1	$1.1	$1.1	$1.1	$84.2	$88.9
Interest on long-term debt (1)	1.4	5.0	4.9	4.9	4.8	6.9	27.9
Obligations under capital lease (2)	0.1	0.3	0.2	0.1	0.1	-	0.8
Operating leases	1.8	5.4	4.5	3.7	3.0	8.1	26.5
Total financial obligations	3.6	11.8	10.7	9.8	9.0	99.2	144.1
Other contractual obligations (3)	0.7	2.8	4.7	3.2	5.2	19.1	35.7
Purchase obligations (4)	29.8	38.2	-	-	-	-	68.0
Total financial obligations and commitments	$34.1	$52.8	$15.4	$13.0	$14.2	$118.3	$247.8

(1) The interest rate assumed for the variable portion of long-term debt was the rate in effect at September 27, 2008.
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

As of September 27, 2008, our total liabilities for unrecognized tax benefits and related interest and penalties amounted to $7.4 million (before federal and, if applicable, state effect). Liabilities for unrecognized tax benefits have not been included in the schedule of cash contractual obligations because we cannot make a reasonable reliable estimate of the amount and period of related future payments of these liabilities.

Off-Balance Sheet Arrangements. Our most significant off-balance sheet financing arrangements as of September 27, 2008 are non-cancelable operating lease agreements, primarily for our company-operated outlet stores, our company headquarters and our leased distribution centers located in Shannon, Ireland and Fayetteville, North Carolina. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk. We do not believe that we have significant foreign currency transactional exposures. For the three and nine-month periods ended September 27, 2008, $10.4 million and $26.4 million, respectively, of our total net sales were in currencies other than the U.S. dollar. During the three and nine-month periods ended September 27, 2008, our net sales were favorably impacted by $0.5 million and $2.4 million, respectively, due to foreign exchange rates. Most of our purchases are denominated in U.S. dollars. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

Interest Rate Risk. Interest rate risk is managed through a combination of variable and fixed rate debt. Our objective is to maintain a cost-effective mix that we deem appropriate and we have entered into an interest rate swap agreement to maintain this balance. At September 27, 2008, our debt portfolio was composed of variable-rate debt of which we hedge approximately 34% to a fixed rate. With respect to our variable-rate debt, a 1% change in interest rates would be immaterial.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of September 27, 2008 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ending September 27, 2008, identified in connection with the evaluation thereof by our management, including our Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information
Amendment to 2005 Annual Performance Bonus Plan

On October 30, 2008, the Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”) of the Company authorized and approved an amendment to the Company’s 2005 Annual Performance Bonus Plan (the “Bonus Plan”). The amendment modified the payment provision in the Bonus Plan in a manner intended to provide that all payments made under the Bonus Plan will be exempt from Section 409A of the Internal Revenue Code of 1986, as amended. The amendment generally affects the timing, but not the amount, of compensation that could be received under the Bonus Plan.

The foregoing summary of the amendment to the Bonus Plan is qualified in its entirety by reference to the full text of such amendment which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

Amendment to Amended and Restated By-Laws of the Company

On October 30, 2008, the Board authorized the amendment and restatement of the Company’s Amended and Restated By-Laws, as amended and restated to date (the “By-Laws”), to, among other things:

1. Amend Article II, Section 12 of the By-Laws to, among other things, (a) revise the deadlines for stockholders to submit notice of director nominations and other business to generally provide that notices of stockholder-proposed business and director nominations must be submitted at least 90 days but not more than 120 days prior to the first anniversary date of the prior year’s annual meeting; (b) expressly provide that the procedures set forth in Section 12 apply to all stockholder nominations and other proposals of business and that such procedures are the exclusive means for a stockholder to propose such business and director nominations (other than proposals governed by Rule 14a-8 under the Exchange Act, which provides its own procedural requirements); (c) clearly distinguish the requirements of Section 12 from those relating to stockholder proposals that are required by Rule 14a-8 to be included in the Company’s proxy statement; (d) expand the required disclosure in the stockholder’s advance notice to include, among other things, all ownership interests, such as derivatives, hedged positions and other economic and voting interests, as well as specified information about director nominees and other business; and (e) provide that a stockholder making a director nomination or other proposal of business at an annual meeting of stockholders pursuant to the procedures set forth in Section 12 must be a stockholder of record not only at the time of giving the required notice, but also at the time of the annual meeting;

2. Add a new Section 13 to Article II of the By-Laws, which provides that a nominee for election or reelection as a director of the Company must deliver to the Secretary of the Company a written questionnaire with respect to his or her background and qualification of such person and the background of any other person or entity on whose behalf his or her nomination is being made, together with a written representation and agreement as to certain matters; and.

3. Amend Article VIII to (a) provide for the mandatory indemnification of persons who serve as a director or officer of the Company or who, at the request of the Company, serve as a director or officer or in certain other specified capacities of an affiliate of the Company or other entity; (b) provide for advancement of expenses to such indemnified persons; (c) provide that such provisions constitute a contract between the Company and the indemnified person; and (d) clarify that the right to indemnification and advancement of expenses shall not be eliminated or reduced by any amendment or repeal of the Company’s By-Laws for any proceeding arising out of, or related to, any acts or omissions occurring prior to such amendment or repeal.

The Board also adopted minor, clarifying amendments to other sections of the By-Laws and restated them in their entirety as the Company’s Second Amended and Restated By-Laws.

As a result of the amendments related to the advance notice provisions described in paragraph (2) above and based on the Company’s 2008 annual meeting date of May 22, 2008, any stockholder who intends to nominate a director candidate or present other business (not including a proposal submitted for inclusion in the Company’s proxy materials pursuant to Rule 14a-8 promulgated under the Exchange Act) at the 2009 Annual Meeting of Stockholders of the Company (the “2009 Annual Meeting”) must deliver a notice to the Company’s Secretary at the principal executive offices of the Company no earlier than the close of business on January 22, 2009 and no later than the close of business on February 21, 2009, provided that the 2009 Annual Meeting. is held no more than 30 days before and no more than 60 days after May 22, 2009. The notice must comply with the applicable requirements of the By-Laws as attached hereto as Exhibit 3.1.

Stockholder proposals submitted pursuant to Rule 14a-8 promulgated under the Exchange Act must be received by the Company on or before December 23, 2008 in order to be considered for inclusion in the proxy statement relating to the 2009 Annual Meeting.

The foregoing summary of the amendments to the By-Laws is qualified in its entirety by reference to the full text of the Second Amended and Restated By-Laws, which are filed as Exhibit 3.1 hereto and incorporated herein by reference.

Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

3.1	Second Amended and Restated By-Laws of Maidenform Brands, Inc.

10.1	Amendment No. 1 to Maidenform Brands, Inc. 2005 Annual Performance Bonus Plan

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAIDENFORM BRANDS, INC. (Registrant)

Date: November 5, 2008	By:	/s/ Christopher W. Vieth
Name: Christopher W. Vieth
Title: Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

3.1	Second Amended and Restated By-Laws of Maidenform Brands, Inc.

10.1	Amendment No. 1 to Maidenform Brands, Inc. 2005 Annual Performance Bonus Plan

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002