Form 10-K
period 2009-01-03
Maidenform Brands, Inc.
filed 2009-03-11
CIK 1323531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended January 3, 2009
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

(732) 621-2500
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☒

         As of February 27, 2009, there were 22,644,827 shares of the registrant's common stock, par value $0.01 per share, outstanding.

         The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 28, 2008 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $264.9 million computed by reference to the closing price on the New York Stock Exchange on that date. All executive officers, directors and holders of 10% or more of the outstanding common stock of the registrant on that date have been deemed, solely for the purposes of the foregoing calculation, to be "affiliates" of the registrant. The registrant had 22,460,195 shares of common stock, 3,781,535 of which were held by affiliates, outstanding on that date.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

MAIDENFORM BRANDS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 3, 2009

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

i    I    Maidenform Brands, Inc.

Part I

ITEM 1. BUSINESS

Throughout this Annual Report on Form 10-K, we refer to various trademarks, service marks and trade names that we use in our business. Maidenform®, Flexees®, Lilyette®, Sweet Nothings®, Rendezvous®, Subtract®, Bodymates®, Self Expressions®, One Fabulous Fit®, the Lite Bra®, Customize It®, Dream® and Weightless Power® are some of our registered trademarks. Control It!™, Smooth Fit™, Custom Lift™, Luleh™, Total Solution™, Inspirations™ and Ultimate Instant Slimmer™ are some of our trademarks and service marks. We also have a number of other registered service marks, trademarks, service mark applications and trademark applications related to our products that we refer to throughout this Annual Report on Form 10-K. This Annual Report on Form 10-K also contains trademarks and service marks of other organizations and entities which are the property of their respective holders.

OVERVIEW

Our company, Maidenform Brands, Inc., is a global intimate apparel company with a portfolio of established and well-known brands, top-selling products and an iconic heritage. We design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell our products through multiple distribution channels, including department stores and national chain stores, mass merchants (including warehouse clubs), other (including specialty retailers, off-price retailers, foreign distributors and licensing), our company-operated outlet stores and our websites. During our 86-year history, we believe we have built strong equity for our brands and established a platform for growth through a combination of innovative, first-to-market designs and creative advertising campaigns focused on increasing brand awareness with generations of women. We sell our products under some of the most recognized brands in the intimate apparel industry, including Maidenform, Flexees, Lilyette, Luleh, Control It!, Sweet Nothings, Inspirations, Rendezvous, Subtract, Bodymates, and Self Expressions.

Our Maidenform, Flexees, Lilyette, Control It! and Luleh brands are broadly sold in department stores (such as Macy's and Belk) and national chain stores (such as Kohl's and JCPenney). We also own brands for intimate apparel products that are distributed through select mass merchants. These brands carry our corporate endorsement and leverage our product technology, but are separate brands with distinctly different logos. For example, our Sweet Nothings branded products are sold in more than 3,785 Wal-Mart stores, of which approximately 3,400 stores are in the United States, 240 stores are in Canada and 145 stores are in Mexico; our Inspirations branded products are sold in more than 1,350 Kmart stores; our Bodymates branded products are sold in more than 540 Costco stores, 395 of which are domestic stores and 145 of which are international stores; and our Self Expressions branded products are sold in more than 1,660 Target stores in the United States, 150 Zellers stores in Canada and in Carrefour stores in Belgium. In addition to these brands, we selectively design and source private-label products for certain retailers.

Throughout the last six years, we have increased our net sales and profitability by investing in marketing our brands, introducing innovative new products and expanding a multi-brand, multi-channel distribution model while significantly lowering our cost structure through financial and operational discipline and initiatives. For example, we have successfully transitioned from operating our own manufacturing facilities to become a global sourcing company with all of our products manufactured by third parties. As a result of these initiatives, our net sales have grown from $263.4 million in 2002 to $413.5 million in 2008, representing a compound annual growth rate of 7.8%. However, due to the weakened consumer confidence and spending caused by the current global economic downturn, both our net sales and profits declined in 2008 as compared to 2007.

We have two reportable segments, wholesale and retail. See Note 19, "Segment Information," to the audited consolidated financial statements for financial information related to these segments, as well as financial information by geographic area.

2008 Form 10-K    I    1

OUR COMPETITIVE STRENGTHS

We attribute our market leadership and significant opportunities for continued growth to the following competitive strengths:

Portfolio of well-known brands with strong market position

During our 86-year history in the intimate apparel industry, we believe we have built strong equity for our brands through a combination of innovative, first-to-market designs and creative advertising campaigns. Our products have a well-earned reputation for "everyday comfort," which we define as excellent fit, affordability, beautiful styling, and are marketed under some of the most long-standing, recognized brands in the industry, such as Maidenform, Flexees and Lilyette.

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

Effective multi-brand, multi-channel distribution model

We offer a wide range of brands and products at various price points targeted at distinct distribution channels. This multi-channel strategy reduces our reliance on any single distribution channel, product, brand or price point. While the Maidenform, Flexees, Lilyette, Control It! and Luleh brands are generally sold in department stores and national chain stores, we market our other brands to other retailers in the national chain and mass merchant channels. Specifically, Sweet Nothings is sold at Wal-Mart stores in the United States, Canada and Mexico, Inspirations is sold at Kmart, Rendezvous and Subtract are sold at Sears stores, Bodymates is sold at Costco stores and Self Expressions is sold at Target, Carrefour and Zellers stores. Additionally, we have select private brand relationships.

History of innovation and development of new products

Throughout our 86-year history, we have successfully developed and introduced new products. Some examples of our innovations include:

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

  •
  introducing the Lite Bra collection and our seamless shapewear brand, Control It! in 2006;

  •
  introducing the Smooth Fit collection and shapewear to our Sweet Nothings brand in 2007;

  •
  introducing the Luleh and Inspirations brands, the Custom Lift collection and Weightless Power in our Flexees brand in 2008; and

  •
  introducing the Total Solution collection, which has patent pending technology, in early 2009.

Our merchandising and design teams seek to incorporate both first-to-market technologies and unique and innovative combinations of existing technologies in our products. To assist these teams in this effort, we are operating a materials laboratory in Hong Kong, as

2    I    Maidenform Brands, Inc.

well as employing full-time personnel who regularly meet with raw material producers and contract manufacturers and other component suppliers to review their latest product developments.

Effective and compelling marketing strategies

Our creative advertising campaigns have been key to building brand equity for the Maidenform brand and for our other brands. In our advertising campaigns, we consistently strive to portray intelligent and confident women and to relate to women's aspirations. Notable campaigns we have used in the past to convey this image include the first Dream campaign ("I Dreamed..."), launched in 1949, and the 1970's launch of "The Maidenform Woman. You Never Know Where She'll Turn Up" campaign. More recently, we re-introduced a modern interpretation of the classic "I Dreamed..." campaign as part of a successful strategy to increase brand recognition with our core consumer and attract a younger, more contemporary consumer. We also invest in point-of-sale advertising and cooperative advertising, which is our contribution to retailer-produced advertising. In all of our advertising, we strive to present a consistent image of the Maidenform brand. We place significant marketing emphasis on the Maidenform brand, as we believe consumers are driven to purchase our products not only for their product features, but also because of the image conveyed by the brand. Furthermore, development of Maidenform brand equity has additional positive effects on our other brands including Sweet Nothings, Inspirations, Rendezvous, Control It!, Luleh, Bodymates and Self Expressions.

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

OUR GROWTH STRATEGIES

We intend to increase sales and profitability by strengthening our position in the intimate apparel industry through the following key strategic initiatives:

Continue to increase consumer identification with our brands

We plan to continue focusing on our marketing, especially for the Maidenform brand. We currently use public relations, research and point-of-sale hang-tags on our products to reinforce our brand image. We will increase our total number of targeted consumer impressions in a variety of tactics, including public relations, on-line, and coordinate these images with our cooperative advertising and point-of-sale materials to ensure that all touchpoints with our consumers reinforce the brand image. We are also focused on promoting our other brands, including Sweet Nothings, Inspirations, Rendezvous, Control It!, Luleh, Bodymates and Self Expressions. For our Flexees and Lilyette brands, we will continue to focus our marketing efforts at the point-of-sale, with informative hang-tags on the product that explain product benefits, and will continue to provide cooperative advertising support for inclusion in retailer-produced advertising.

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

2008 Form 10-K    I    3

Increase market share in department stores and national chain stores

We intend to increase market share in department stores and national chain stores by expanding and refreshing product offerings through innovative technology and design expertise within our core brands—Maidenform, Flexees and Lilyette. In addition, we will continue to support the advertising efforts of our retail partners through cooperative advertising programs and the aggressive pursuit of point-of-sale visual presentation that clearly represent our brands on the selling floors. On May 6, 2008, we entered into a new women's intimate apparel license agreement for the Donna Karan® and DKNY® brands. This agreement grants us the rights to design, source and market a full collection of Donna Karan® and DKNY® women's intimate apparel products. We also intend to look at creating new brands, similar to Inspirations, Control It! and Luleh.

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

Expand our international presence

Our products are currently distributed outside the United States in approximately 60 countries and territories, representing 9.5% of our net sales. The majority of these sales occur in the United Kingdom, Canada and Mexico. We intend to continue to focus our international selling efforts in markets with consumer preferences similar to those found in the United States.

Continue to improve product sourcing

We employ a sourcing strategy that expedites our speed to market. We source our products from a network of quality manufacturers in China, Indonesia, Thailand, Israel and Egypt, among other countries. In most cases, we identify and mandate the raw materials and the sub-contractors we want these suppliers to use. In the future, we may source our products from India and other countries due to the easing of trade restrictions and the maturing of the infrastructure in these countries.

We are consolidating and, in some categories, expanding the number of our sourcing partners in an effort to achieve efficient product supply to the marketplace and provide the appropriate balance of flexibility and diversity necessary to service the ever-changing needs of the retailer and the consumer. We intend to multi-source our largest selling items at various facilities and with diverse suppliers in order to improve service and pricing levels. We are upgrading and implementing new technologies that will enable us to better communicate with our sourcing partners for bidding, technical specification and tracking product in production and in transit.

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

4    I    Maidenform Brands, Inc.

PRODUCTS AND BRANDS

We sell a broad range of intimate apparel products including bras, panties and shapewear under the following brands:

Maidenform

We sell a collection of bras and panties under the Maidenform brand primarily at department stores, national chain stores and our company-operated outlet stores and websites. Maidenform branded bras are best described as "everyday comfort" bras with excellent fit, feminine styling and consumer-friendly technology, offering women the perfect combination of style and function. The target consumer for Maidenform branded products are women between the ages of 25 and 65 with a career or active lifestyle, a sense of style, and an appreciation of how a comfortable, fit-flexible bra can improve the way they look in clothes.

Flexees

Flexees is a collection of shapewear products sold primarily at department stores, national chain stores and our company-operated outlet stores and websites. Shapewear products create a more slimmed and toned appearance. Examples of shapewear include high leg briefs, full briefs, waist nipper briefs, waist nippers, body briefers, control slips and control camisoles. Flexees products serve as an under layer for all types of clothing, offering women comfort and flexibility while slimming and shaping. Flexees is designed with shape defining properties to provide a range of control from firm to lighter control. The target consumers of our Flexees products are women between the ages of 25 and 65. The Flexees product is categorized by level of control.

Lilyette

Lilyette is a collection of bras for the full-figured woman sold primarily in department stores and national chains and our company-operated outlet stores and website. Lilyette bras are targeted at larger-busted women between the ages of 25 and 65, and are typically offered in cup sizes of C and larger. The Lilyette brand represents higher quality at a good value.

Other brands

  •
  Sweet Nothings: A collection of bras and shapewear sold at Wal-Mart.

  •
  Inspirations: A collection of bras and shapewear sold at Kmart.

  •
  Rendezvous: A collection of bras and panties sold at Sears in the United States.

  •
  Subtract: A collection of shapewear sold at Sears in the United States.

  •
  Control It!: A collection of shapewear sold across all channels.

  •
  Luleh: A collection of bras, panties and shapewear sold at Macy's in the United States as well as retailers in Canada, Benelux, Russia and the United Kingdom.

  •
  Bodymates: A collection of bras and panties sold at Costco.

  •
  Self Expressions: A collection of bras, panties and shapewear sold at Target in the United States, at Carrefour in Belgium and at Zellers in Canada.

  •
  Private label: We selectively sell bras and shapewear under private labels for certain of our customers.

2008 Form 10-K    I    5

DISTRIBUTION CHANNELS

Our Maidenform, Flexees, Lilyette, Control It! and Luleh brands are broadly sold in department stores (such as Macy's and Belk) and national chains (such as Kohl's and JCPenney). Our Sweet Nothings branded products are sold in Wal-Mart stores, our Inspirations branded products are sold in Kmart, our Rendezvous branded products are sold in Sears stores, our Bodymates branded products are sold in Costco stores and our Self Expressions branded products are sold in Target stores, Zellers stores in Canada and in Carrefour stores in Belgium. These brands carry our corporate endorsement and leverage our product technology but are separate brands with distinctly different logos. In addition to these brands, we selectively design, develop and source private-label products for certain specialty retailers and a mass merchant. We currently operate 78 outlets stores and our websites, www.maidenform.com and www.maidenform.co.uk, through which we primarily sell our branded products.

Our diversified brand and product portfolio allows us to target a variety of channels and price points without causing channel conflict. We operate in two segments, wholesale and retail. Our wholesale segment includes domestic wholesale distribution, international distribution and licensing. Our retail segment includes our company-operated outlet stores and our websites. In 2008, we derived approximately 86% of our net sales from our wholesale segment and approximately 14% of our net sales from our retail segment. We had three customers that each accounted for more than 10% of our net sales in 2008 and 2007 and two customers that each accounted for more than 10% of our net sales in 2006.

In addition, our mix of products sold among bras, shapewear, and panties in the domestic wholesale segment are summarized below:

	2008	2007(1)	2006(1)
Bras	62%	69%	69%
Shapewear	31%	23%	23%
Panties	7%	8%	8%

	100%	100%	100%

(1)
Prior period amounts in this table have been reclassified to conform to the current year presentation.

Domestic wholesale distribution

We enjoy longstanding relationships with industry-leading customers in our wholesale channel. Our major wholesale customers include Macy's, JCPenney, Kohl's, Belks, Sears, Target, Wal-Mart, Costco and Marmaxx. In 2008, net sales from our ten largest customers totaled $278.7 million, or 67.4% of total net sales, and 78.5% of our total wholesale net sales.

Department Stores and National Chain Stores.    The department stores and national chain stores are where we generally sell the Maidenform, Flexees and Lilyette brands. We plan to continue to invest in increasing our net sales with department store customers, which we believe is important to our long-term positioning in the channel. There has been a growing trend toward consolidation of department stores. We expect the rate of our future net sales growth with department stores to be moderated by the reduction in both the number of department store customers and the number of doors (distinct locations operated by a particular retailer) operated by these customers. We have grown both our market share and our net sales significantly in the past several years with national chain stores. We have customers located outside the United States that purchase our Maidenform, Flexees and Lilyette brands. The majority of these net sales to these customers are included in the department stores and national chain stores channel. Commencing 2009, we expect to add new customers within this channel as a result of our new women's intimate apparel license agreement for Donna Karan® and DKNY® brands. This agreement grants us the rights to design, source and market a full collection of Donna Karan® and DKNY® women's intimate apparel products.

Mass Merchants.    The mass merchant channel includes both mass merchants and warehouse clubs. We intend to improve our penetration in this channel through the use of Sweet Nothings, Inspirations, Bodymates and Self Expressions, as well as private brands. We have experienced significant growth in this channel over the past several years and expect to achieve growth in the future as we are able to increase both the floor space and number of doors at which our products are sold. We expect that both our net sales

6    I    Maidenform Brands, Inc.

to this channel and our net sales to this channel as a percentage of our total net sales are likely to increase over time. The volume and mix of net sales of our brands and of private label in the mass merchant channel can vary from period to period based upon strategic changes that our customers may implement from time to time. Net sales to customers in the mass channel that are located outside the United States are included in this channel.

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

We may selectively target strategic acquisitions, licensing opportunities and a brand start-up to grow our consumer base and would utilize the acquired companies and licenses to complement the products, channels and geographic reach of our existing portfolio. We believe that acquisitions and licenses could enhance our product offerings to retailers and provide growth opportunities. We believe we can leverage our core competencies such as product development, brand management, logistics and marketing to create significant value from the acquired businesses and licenses. On May 6, 2008, we entered into a new women's intimate apparel license agreement for the Donna Karan® and DKNY® brands.

We also generate net sales from licensing our brand names to qualified partners for natural line extensions in the intimate apparel market such as girls bras, maternity bras and bra accessories. Licensing royalties have accounted for less than 1% of our total net sales. Our licensed products are sold at department stores, national chains and mass merchants, at our company-operated outlet stores and through our websites. We believe this gives us the opportunity to introduce our brands to new consumers at a relatively early age. We believe that we can potentially expand our licensing activities beyond our current offerings.

Domestic retail distribution

We also sell our products directly to consumers through our 78 company-operated outlet stores and our websites.

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

The following table highlights the number of stores opened and closed since the beginning of 2006:

	2008	2007	2006
Beginning fiscal year	78	76	74
Open	5	8	7
Closed	(5)	(6)	(5)

Ending fiscal year	78	78	76

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

2008 Form 10-K    I    7

These merchandising teams first work together to develop broad new product concepts that reflect women's changing tastes, new fabric improvements and manufacturing innovations. Subsequently, the merchandising team for each channel works independently to interpret the broad new product concepts into the price points specific to such channel. We also have research and development personnel who assist in this stage of development by working both to develop new technologies and also to meet with our manufacturers to review their new technologies. Once the new product concepts are created, our designers develop the detailing and work with our sourcing partners to generate a prototype. Our product and cost engineers work with these new products and sourcing partners to ensure product fit and quality that consistently meets our stringent specifications prior to being manufactured, as well as to ensure products are made in a cost-efficient manner.

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

8    I    Maidenform Brands, Inc.

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

Each trademark registration in the United States has a duration of ten years and is subject to an indefinite number of renewals for a like period upon appropriate application. The duration of proprietary rights in trademarks, service marks and trade names in the United States, whether registered or not, is predicated on our continued use. Trademarks registered outside of the United States have a duration of between seven and fourteen years depending upon the jurisdiction and are also generally subject to an indefinite number of renewals for a like period upon appropriate application. We are using all of our material marks. Maidenform, Flexees, Lilyette, Sweet Nothings and Self Expressions are some of the trademarks that we have registered with the U.S. Patent and Trademark Office and analogous agencies in a number of other markets where our brands are sold. We have renewed the registrations (or applied for variant forms of the registration, where appropriate, to assure continued protection) of our material registered trademarks. We plan to continue to use all of our material brand names and marks and to renew the registrations of all of our material registered trademarks so long as we continue to use them. We have granted licenses to other parties to manufacture and sell specified products under our trademarks in specified distribution channels and geographic areas. Some of these license agreements contain minimum annual licensing and advertising commitments. Some are for a short term and may not contain specific renewal options. Other than Donna Karan® and DKNY®, we do not license from third parties any trademarks that are material to our business.

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

On December 24, 2003, the U.S. government imposed a safeguard quota on imports of bras and other foundation garments. This quota was filled as of November 28, 2004, resulting in no imports of bras and certain shapewear products from China from this date through December 23, 2004. The U.S. government self-initiated a safeguard inquiry with respect to panties and imposed a safeguard quota that resulted in an embargo on panties imported from China into the United States, which foreclosed any such imports through the end of 2005. A new petition to impose another safeguard quota on the importation of bras and certain shapewear from China was also filed. These and other safeguard actions led to the negotiation of a three-year bilateral arrangement with China that sets quantitative restrictions on the importation of certain products, including panties, bras and certain shapewear products, with planned and predictable increases to these limits over the three-year period ending December 31, 2008. If there is growth in imports from China which exceed the negotiated increases in the annual quotas, ensuing embargoes could have a disruptive effect on the regular flow of products to fill orders. In anticipation of this possibility, we have been sourcing from other countries in the Asia-Pacific region and should be able to shift production as necessary in order to reduce the risk of adverse consequences from an embargo.

2008 Form 10-K    I    9

The safeguard mechanism which expired and it is likely that no safeguard actions will be invoked after December 31, 2008 with respect to China.

The European Union (EU) has entered into a trade agreement with China that established annual quantitative limitations on bras and other categories which resulted in an embargo on bras in 2005 and could result in an embargo on bras and other categories imported from China in 2008.

Apart from safeguards with respect to China, there remains all of the normal protections of the General Agreement on Tariffs and Trade that might be invoked by the United States or any other country against China or any other trading party, such as anti-dumping petitions, anti-subsidy protections, and any action proving violation of WTO rules, which could lead to additional duties or tariffs. The United States and other countries in which our products are manufactured and sold may also change the classification of products which could increase the applicable duty rate. Any of these actions could impact our ability to import products at current or increased levels.

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

EMPLOYEES

As of January 3, 2009, we had approximately 1,120 employees. We consider our relationships with our employees to be satisfactory and have not experienced any significant interruptions of operations due to labor disagreements. Our union employees are represented by UNITE-HERE and Local 153 of OPEIU. Our contract with UNITE-HERE, which covers approximately 225 employees at our Fayetteville, North Carolina and Iselin, New Jersey locations, expires on September 30, 2009. Our union contract with OPEIU, which covers approximately 15 clerical employees at our headquarters in Iselin, New Jersey, expires on September 30, 2009.

AVAILABLE INFORMATION

Our investor relations website can be accessed at www.maidenformbrands.com. There, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, proxy statements, directors and officer reports on Form 3, Form 4 and Form 5, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). The information found on our website is not part of this or any other report we file with or furnish to the SEC. Further, a copy of this Annual Report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. We also make available on our website the Maidenform Brands, Inc. Code of Ethics and Conduct, our Corporate Governance Guidelines, and the charters for the Audit, Compensation and Nominating and Corporate Governance Committees of the Board of Directors. You may also obtain copies of these reports and documents, free of charge, by writing to Maidenform Brands, Inc., 485F US Highway 1 South, Iselin, New Jersey 08830.

10    I    Maidenform Brands, Inc.

ITEM 1A. RISK FACTORS

Risks Related To Our Business and Our Industry

The worldwide apparel industry may continue to be harmed by the current global economic downturn.

The apparel industry is highly cyclical and heavily dependent upon the overall level of consumer spending. Purchases of apparel and related goods tend to be highly correlated with changes in the disposable income of consumers. Consumer spending is dependent on a number of factors, including actual and perceived economic conditions affecting disposable consumer income (such as unemployment, wages and salaries), business conditions, interest rates, availability of credit and tax rates in the general economy and in the international, regional and local markets where our products are sold. Our wholesale customers may anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. Furthermore, in such circumstances, our customers may encounter difficulties in other apparel categories or their non-apparel businesses that may cause them to change their strategy with respect to intimate apparel. As a result, the current general economic conditions, which have recently deteriorated significantly in many of the countries and regions in which we do business, the rising unemployment and the reduced availability of consumer credit have adversely affected consumer confidence and spending and the sales of our products.

Deteriorating recessionary conditions or a return to inflationary conditions, whether in the United States or globally, additional terrorist attacks or similar events could have further adverse effects on consumer confidence and spending and, as a result, could have a material adverse effect on our financial condition and results of operations.

The unprecedented conditions in the financial and credit markets may affect the availability and cost of our funding.

Our business is dependent upon the availability of adequate funding. We have satisfied these needs through debt financing and internally-generated funds. However, due to the current difficulties and disruptions in the financial and credit markets, we may not be able to obtain additional financing, if needed, in amounts or on terms acceptable to us, if at all. If sufficient funds are not available or are not available on terms acceptable to us, our ability to fund our expansion, take advantage of acquisition opportunities, develop or enhance our products, or otherwise respond to competitive pressures would be significantly limited. These limitations could materially and adversely affect our business, results of operations and financial condition.

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

  •
  complete our $25.0 million stock repurchase program of which $12.5 million remains as of January 3, 2009;

  •
  respond to unanticipated capital needs; and

  •
  develop new internal or licensed brands.

2008 Form 10-K    I    11

Our net sales and profitability declined in 2008. Any future growth cannot be assured. Even if we do experience growth, we cannot assure you that we will grow profitably.

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

If we experience fluctuations in our results of operations and rate of growth and fail to meet net sales and earnings expectations, our stock price may decline rapidly and without advance notice.

Our results of operations depend on both the continued growth of demand for the products we offer and general economic and business conditions. Due to the current global economic downturn, the demand for our products has softened and that has harmed our operating results in 2008. We do not expect the current difficult general economic and business conditions to improve in the near future. If these conditions continue or worsen, our operating results could be materially and adversely affected.

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

Our results of operations have and may fluctuate on a quarterly basis, which could result in decreases in our stock price. Net sales declined in 2008 as compared to 2007 and it may continue to decline in the future. We believe that period to period comparisons of our results of operations may not be meaningful and you should not rely upon them as an indication of future performance.

We depend on a limited number of customers for a significant portion of our sales, and our financial success is linked to the success of our customers, our customers' commitment to our products and our ability to satisfy and retain our customers. Some of our customers have experienced financial difficulties during the past several years.

We depend on a limited number of customers for a significant portion of our sales. Net sales from our ten largest customers totaled 67.4%, 68.2% and 68.9% of our total net sales during 2008, 2007 and 2006, respectively. We expect that these customers will continue to represent a significant portion of our net sales in the future. Three customers each accounted for more than 10% of our net sales in 2008 and 2007 and two customers each accounted for more than 10% of our net sales in 2006.

We sell the majority of our products to department stores and national chain stores, and mass merchants which in turn sell our products to consumers. We do not have long-term contracts with any of our customers, as sales to retailers are generally made on an order-by-order basis. If we cannot fill customers' orders on time, orders may be cancelled and relationships with customers may suffer, which could have an adverse effect on us. Furthermore, if any of our customers experiences a significant downturn in its business, in particular due to the current global economic downturn, or fails to remain committed to our products or brands, the customer may reduce or discontinue purchases from us. The loss of a customer or a reduction in the amount of our products purchased by one or more of our customers could have a material adverse effect on our business, results of operations or financial condition.

During the past several years, various retailers, including some of our customers, have experienced significant changes and difficulties, including reduced access to capital, higher cost of capital, restructurings, bankruptcies and liquidations. These and other financial problems experienced by some of our customers, as well as general weakness in the retail environment, increase the risk of extending credit to these customers. Due to the current global economic downturn, this credit risk has increased significantly in 2008 and we do not expect that credit risk will ease in the near future. A significant adverse change in a customer relationship or in a customer's

12    I    Maidenform Brands, Inc.

financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer's receivables or limit our ability to collect amounts related to previous purchases by that customer, all of which could have a material adverse effect on our business, results of operations or financial condition.

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

  •
  take advantage of acquisition, licensing and other opportunities more readily;

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

2008 Form 10-K    I    13

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

14    I    Maidenform Brands, Inc.

Our credit agreement could limit our opportunities for growth.

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

Currently, we source all of our production through a network of various offshore vendors predominately in the Asia-Pacific region, including China. There are a myriad of potential events that could disrupt our foreign supply chain, including the following:

  •
  bankruptcy of sourcing partners or limits on their ability to obtain credit to finance production;

  •
  political instability, acts of war or terrorism, or other international events resulting in the disruption of trade with countries where our sourcing partners' manufacturing facilities are located;

  •
  disruptions in shipping and freight forwarding services, including the result of dockworker or port strikes;

  •
  increases in oil prices, which would increase the cost of shipping;

  •
  interruptions in the availability of basic services and infrastructure, including power outages;

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

We purchase intimate apparel designed by us from a limited number of third-party manufacturers. In addition, approximately 93% of our total sourcing is concentrated in three foreign countries, China, Indonesia and Thailand. We do not have any material or long-term contracts with any of our suppliers. Furthermore, our finished goods suppliers also purchase the fabrics and accessories used in our products from a limited number of suppliers. The loss of one or more of these vendors could interrupt our supply chain and impact our ability to deliver products to our customers, which would have a material adverse effect on our net sales and profitability.

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

2008 Form 10-K    I    15

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

Changing international trade regulation, cargo security initiatives and unilateral trade actions may increase our costs or limit the amount of products that we can import from suppliers in a particular country.

The countries in which our products are manufactured, or into which they are imported, may from time to time impose additional new regulations, or modify existing regulations, including:

  •
  imposition of cargo security filing requirements by U.S. Customs for shipment of goods to the United States;

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

  •
  creation of other restrictions on imports; or

  •
  "Buy America" requirements, if adopted.

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

16    I    Maidenform Brands, Inc.

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

2008 Form 10-K    I    17

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

18    I    Maidenform Brands, Inc.

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

2008 Form 10-K    I    19

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

20    I    Maidenform Brands, Inc.

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

At January 3, 2009, we had approximately $35.6 million of federal and state net operating loss carryforwards available for future utilization during the years 2009 through 2023. To the extent any sales of common stock by us or certain of our stockholders results in an "ownership change" within the meaning of Section 382 of the Internal Revenue Code ("Section 382"), we may not be able to realize certain of these net operating loss carryforwards existing at the date of such ownership change or the timing of when we can use these net operating loss carryforwards may be modified. For more information regarding these potential income tax benefits and our net operating loss carryforwards, see notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

2008 Form 10-K    I    21

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

  •
  price and volume fluctuations in the overall stock market;

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

In addition, if the market for apparel company stocks or the stock market in general experiences loss of investor confidence during the current global economic downturn, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry or related industries even if these events do not directly affect us.

22    I    Maidenform Brands, Inc.

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

The concentrated ownership of our capital stock by insiders may limit your ability to influence corporate matters.

As of February 27, 2009, our executive officers, directors, current 5% or greater stockholders and affiliated entities (based upon the most recent filings with the SEC with respect to each such stockholder) together beneficially own approximately 36% of our common stock outstanding. Among the 5% or greater stockholders as of the same date, Ares Corporate Opportunities Fund, L.P. ("Ares"), who is our largest stockholder, beneficially owned approximately 17% of our common stock outstanding. As a result, these stockholders, should they act together, may be able to influence or control matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. These stockholders may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. If one or more of the analysts who cover us downgrade our stock, our stock price could decline rapidly. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

2008 Form 10-K    I    23

ITEM 2. PROPERTIES

In 2007, we relocated our corporate headquarters to leased premises of approximately 67,000 square feet located in Iselin, New Jersey. This lease expires in May 2017. Our previous headquarters located in Bayonne, New Jersey, which we own, is currently held for sale and is approximately 98,700 square feet.

We currently lease our 11,250 square foot New York City showroom, which is located at 200 Madison Avenue. The lease for the showroom expires on June 30, 2016. We also lease space for a sourcing office in Hong Kong and Indonesia.

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

We currently operate 78 outlet stores in 27 states and Puerto Rico. All of these store locations are leased with an average remaining lease period of 2.6 years and lease expiration dates ranging from 2009 to 2018.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders during the fourth quarter of 2008.

24    I    Maidenform Brands, Inc.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range and Number of Holders

Since July 22, 2005, our common stock has been traded on the New York Stock Exchange under the symbol MFB. Prior to July 22, 2005, our common stock was not publicly traded. The last reported sales price per share of our common stock on February 27, 2009 was $8.73, and on that date there were 83 holders of record of our common stock.

The following table sets forth for the period indicated the high and low sales price per share of our common stock as reported by the New York Stock Exchange:

Fiscal 2008	High	Low
First quarter	$16.00	$11.51
Second quarter	17.36	14.14
Third quarter	15.99	12.37
Fourth quarter	15.04	6.74

Fiscal 2007	High	Low
First quarter	$23.47	$17.46
Second quarter	23.85	18.35
Third quarter	21.22	15.41
Fourth quarter	16.22	12.05

2008 Form 10-K    I    25

Stock Performance Graph

The graph depicted below compares the performance of our common stock with the cumulative total return of the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the Peer Group Index from July 22, 2005, the first day of trading of our common stock after our initial public offering, plus reinvested dividends and distributions through January 3, 2009, the last day of our fiscal year.

Pursuant to the SEC's rules, we created a peer group index with which to compare our stock performance since a relevant published industry or line-of-business index does not exist. Because we were the only stand-alone publicly traded intimate apparel company in the U.S. through September 2006, no grouping could closely mirror our businesses or weight those businesses to match the relative contributions of each of our business segments to our performance. We have selected a grouping of companies that we believe share similar characteristics to our own. All of the companies included in the Peer Group Index were, for the relevant period, engaged in some of the businesses in which we are engaged or are companies that are not engaged in businesses in which we participate but believes share some similar characteristics with ours. The companies included in the Peer Group Index are as follows: Hanesbrands Inc., Jones Apparel Group Inc., Oxford Industries Inc., Perry Ellis International, Phillips-Van Heusen Corp, Inc., Polo Ralph Lauren Corp., VF Corp., Warnaco Group Inc, and Carter's Inc.. The Peer Group Index was revised from the prior year to remove Kellwood Co., as it is no longer a public company; to remove Hartmarx Corp, as their shares are listed in the over-the-counter market and no longer actively traded; and to add Carter's Inc., a company listed on the New York Stock Exchange.

Comparison of Cumulative Total Return

Notes:

(1)
The graph covers the period from the market close on July 22, 2005, the first trading day of our common stock following the our initial public offering, to January 3, 2009.

(2)
The graph assumes that $100 was invested at the market close on July 22, 2005 in our common stock, in the S&P 500 Index and the Peer Group Index, and that all dividends were reinvested. No cash dividends have been declared on our common stock.

(3)
Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

26    I    Maidenform Brands, Inc.

Issuer Purchases of Equity Securities

In August 2007, the Board of Directors increased our stock repurchase program by an additional $12.6 million increasing the amount then available under the plan to $25.0 million. We are authorized to make repurchases from time to time in the open market as market conditions warrant and pursuant to other parameters set by our Board of Directors. During fiscal 2008, no shares were repurchased under this program. The total authorized amount remaining under the repurchase program was $12.5 million as of January 3, 2009.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans is hereby incorporated by reference to the table in Item 12 of this Annual Report on Form 10-K.

2008 Form 10-K    I    27

ITEM 6. SELECTED FINANCIAL DATA

On May 11, 2004, MF Acquisition Corporation acquired Maidenform, Inc. (the "2004 Acquisition") through a merger of its wholly owned subsidiary into Maidenform, Inc. Stockholders of Maidenform, Inc. received either cash or stock of MF Acquisition Corporation in exchange for their shares of Maidenform, Inc. On April 5, 2005, MF Acquisition Corporation changed its name to Maidenform Brands, Inc. The financial statements for the period including and after May 11, 2004 are those of Maidenform Brands, Inc. and subsidiaries (the "Successor"). The financial statements for periods prior to May 11, 2004 are those of Maidenform Inc. and subsidiaries (the "Predecessor"). The 2004 Acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and Emerging Issues Task Force (EITF) No. 88-16, "Basis in Leveraged Buyout Transactions." As a result of the 2004 Acquisition, the financial statements for the period including and after May 11, 2004 are not comparable to those prior to that date.

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

The following table sets forth selected financial data as of and for the five fiscal years ended January 3, 2009:

	Successor(2)					Predecessor(1)
					For the period from May 11, 2004 through January 1, 2005	For the period from December 28, 2003 through May 10, 2004
	For the years ended
	January 3, 2009	December 29, 2007	December 30, 2006	December 31, 2005
	(in thousands, except share and per share amounts)
OPERATING DATA:
Wholesale	$355,032	$366,121	$360,647	$327,799	$176,515	$105,225
Retail	58,510	56,043	56,188	54,370	38,098	17,190

Net sales	413,542	422,164	416,835	382,169	214,613	122,415
Cost of sales(3)	257,848	256,365	260,083	247,037	151,954	77,113

Gross profit	155,694	165,799	156,752	135,132	62,659	45,302
Selling, general and administrative expenses(4)	109,781	97,880	101,238	101,604	59,973	31,960
Acquisition-related charges(5)	—	—	—	—	—	14,286

Operating income (loss)	45,913	67,919	55,514	33,528	2,686	(944)
Interest expense, net(6)	4,521	9,029	8,521	15,853	7,622	2,180

Income (loss) before income taxes	41,392	58,890	46,993	17,675	(4,936)	(3,124)
Income tax expense (benefit)(7)	16,672	24,686	19,231	8,735	(1,568)	1,122

Net income (loss)	24,720	34,204	27,762	8,940	(3,368)	(4,246)
Preferred stock dividends and changes in redemption value(8)	—	—	—	(17,264)	(4,756)	—

Net income (loss) available to common stockholders	$24,720	$34,204	$27,762	$(8,324)	$(8,124)	$(4,246)

EARNINGS (LOSS) PER SHARE DATA(9)(10):
Basic earnings (loss) per common share	$1.10	$1.50	$1.21	$(0.39)	$(0.41)	$(0.31)

Diluted earnings (loss) per common share	$1.05	$1.43	$1.15	$(0.39)	$(0.41)	$(0.31)

Basic weighted average number of shares outstanding	22,402,342	22,815,398	23,024,986	21,451,654	19,800,000	13,727,879

Diluted weighted average number of shares outstanding	23,433,107	23,960,606	24,194,468	21,451,654	19,800,000	13,727,879

(footnotes appear on following page)

28    I    Maidenform Brands, Inc.

	Successor(2)					Predecessor(1)
					For the period from May 11, 2004 through January 1, 2005	For the period from December 28, 2003 through May 10, 2004
	For the years ended
	January 3, 2009	December 29, 2007	December 30, 2006	December 31, 2005
	(in thousands, except share and per share amounts)
BALANCE SHEET DATA (end of period):
Cash and cash equivalents	$43,463	$16,602	$14,617	$30,978	$23,212
Total assets	298,244	279,651	244,853	247,348	244,131
Total indebtedness, including current maturities	88,350	89,725	110,000	137,500	147,750
Redeemable preferred stock	—	—	—	—	41,491
Common stock subject to put option	—	—	—	—	6,356
Total stockholders' equity (deficit)	119,658	99,617	74,901	52,703	(1,122)

NOTES TO SELECTED FINANCIAL DATA

(1)
The Predecessor period includes the period prior to the 2004 Acquisition. The Predecessor period from December 28, 2003 through May 10, 2004 includes 19 weeks.

(2)
The Successor period from May 11, 2004 through January 1, 2005 includes 34 weeks. Fiscal year 2008 had 53 weeks compared to 52 weeks in fiscal years 2007, 2006 and 2005. Fiscal 2008 had only three more shipping days than 2007, 2006 and 2005 that were immaterial to our wholesale segment results. Therefore, the financial results for these fiscal years are comparable. Our retail segment included one more week in fiscal 2008 compared to fiscal years 2007, 2006, 2005 but the effect of this extra week on our retail operations is not material.

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

(7)
Section 382 imposes limitations on a corporation's ability to utilize its net operating losses (NOLs) if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the sixty-month period after the ownership change. Upon emergence from bankruptcy, our NOLs were subject to Section 382 limitations. Additionally, as a result of the 2004 Acquisition, we experienced a change in control, as defined by Section 382. As a result of this ownership change, the utilization of our NOLs were subject to a new annual limitation under Section 382. Based on fair values of certain assets as determined in connection with the 2004 Acquisition, we had approximately $66.7 million of deemed built-in gains that are anticipated to be recognized or deemed recognized during the aforementioned sixty-month period. Subsequent to the 2004 Acquisition, sales of our shares by others, including the initial public offering in July 2005, have

2008 Form 10-K    I    29

  resulted in additional changes in control for the purpose of Section 382; however, the annual limitation of our NOLs has not changed. At January 3, 2009, we had approximately $35.6 million of federal and state NOLs available for future utilization during the years of 2009 through 2023. During 2008, our combined limitation for our NOLs was approximately $11.5 million and we utilized approximately $11.5 million of NOLs. During 2007, our combined limitation for our NOLs was approximately $11.7 million and we utilized approximately $11.7 million of NOLs. During 2006, our combined limitation for our NOLs was approximately $12.1 million and we utilized approximately $12.1 million of NOLs. During 2005, our combined limitation for our NOLs was approximately $20.9 million and we utilized approximately $18.9 million of NOLs with the remaining NOLs utilized in 2006. During the Successor period May 11, 2004 through January 1, 2005, we utilized approximately $16.0 million.

(8)
All outstanding shares of preferred stock, including shares of preferred stock acquired upon the exercise of all outstanding options to purchase shares of our preferred stock, were redeemed in connection with our initial public offering in July 2005.

(9)
As a result of the 2004 Acquisition, our capital structure and the number of outstanding shares were changed. Accordingly, earnings per share in the Predecessor period is not comparable to earnings per share in the Successor period.

(10)
For the calculation of earnings per share, see notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

30    I    Maidenform Brands, Inc.

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

We sell our products under some of the most recognized brands in the intimate apparel industry. Our Maidenform, Flexees, Lilyette, Control It!, Luleh, Rendezvous, Subtract and private brands are sold in department stores and national chain stores. Our Sweet Nothings, Inspirations, Bodymates, Self Expressions, as well as private brands are distributed through mass merchants. These other brands leverage our product technology, but are separate brands with distinctly different logos. In addition to our owned brands, we also supply private brand products to selected retailers.

Trends in our business

We operate in two segments, wholesale and retail. Our wholesale segment includes both our domestic and international wholesale markets. Our retail segment includes our company-operated outlet stores and our websites.

We have identified near-term opportunities for growth and operational improvements, as well as challenges, including general macro-economic conditions that may affect our customers and our business. In particular, management believes that there are many factors influencing the intimate apparel industry, including but not limited to: consistent demand for foundation garments, consumer demand for product innovation and leading brands, sourcing and supply chain efficiencies, continued growth of the mass merchant channel, pressure from retailers brought about by the consolidation in the retail industry, increases in the cost of the raw materials used in intimate apparel products and uncertainty surrounding import restrictions.

2008 Form 10-K    I    31

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We believe we are well-positioned to capitalize on or address these trends by, among other things:

  •
  increasing consumer identification with our brands through further marketing investments;

  •
  continuing to launch innovative products;

  •
  increasing our presence in department stores and national chain stores through the use of Maidenform, Flexees, Lilyette, Control It!, Luleh, Rendezvous, Subtract and private brands;

  •
  adding new higher end distribution with our new women's intimate apparel license agreement for the Donna Karan® and DKNY® brands that will commence in 2009;

  •
  increasing our presence in the mass merchant channel through the use of our Sweet Nothings, Bodymates, Self Expressions, Inspirations, private brands and other brands for new customers;

  •
  expanding our international presence;

  •
  being a marketer, rather than a manufacturer of our brands;

  •
  making selective acquisitions, entering into licenses, and developing products and marketing that will complement our existing products or distribution channels; and

  •
  merchandising, marketing and selling private brand product for selected retailers.

Wholesale Segment

Department Stores and National Chain Stores.    The department stores and national chain stores are where we generally sell the Maidenform, Flexees and Lilyette brands. We plan to continue to invest in increasing our net sales with department store customers, which we believe is important to our long-term positioning in the channel. There has been a trend toward consolidation of department stores. We expect the rate of our future net sales growth with department stores to be moderated by the reduction in both the number of department store customers and the number of doors (distinct locations operated by a particular retailer) operated by these customers. We have grown both our market share and our net sales significantly in the past several years with national chain stores. We have customers located outside the United States that purchase our Maidenform, Flexees and Lilyette brands. The majority of these net sales are included in the department stores and national chain stores channel. Commencing 2009, we expect to add new customers within this channel as a result of our new women's intimate apparel license agreement for the Donna Karan® and DKNY® brands. This agreement grants us the rights to design, source and market a full collection of Donna Karan® and DKNY® women's intimate apparel products.

Mass Merchants.    The mass merchant channel includes both mass merchants and warehouse clubs. We intend to improve our penetration with mass merchants through the use of our brands Sweet Nothings, Inspirations, Bodymates, Self Expressions, as well as private brands. We have experienced significant growth in this channel over the past several years and expect to achieve significant growth in the future as we are able to increase both the floor space and number of doors at which our products are sold. We expect that both our net sales to this channel and our net sales to this channel as a percentage of our total net sales are likely to increase over time. The volume and mix of net sales of our brands and of private label in the mass merchant channel can vary from period to period based upon strategic changes that our customers may implement from time to time. Net sales to customers in the mass channel that are located outside the United States are included in this channel.

Other.    Our net sales from this channel, which include sales to specialty retailers and to off-price retailers, have historically been a relatively small component of our overall net sales. We participate in private brands in the specialty retailer area as opportunities

32    I    Maidenform Brands, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

present themselves. We continually evaluate this channel for opportunities. Licensing income is included in this channel as well as our sales to foreign distributors.

We may selectively target strategic acquisitions, licensing opportunities and a brand start-up to grow our consumer base and would utilize the acquired companies and licenses to complement the products, channels and geographic reach of our existing portfolio. We believe that acquisitions and licenses can enhance our product offerings to retailers and provide growth opportunities. We believe we can leverage our core competencies such as product development, brand management, logistics and marketing to create significant value from the acquired businesses and licenses. On May 6, 2008, we entered into a new women's intimate apparel license agreement for the Donna Karan® and DKNY® brands.

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

2008 Form 10-K    I    33

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, General and Administrative Expenses (SG&A).    Our SG&A include all of our marketing, product development, selling, distribution and general and administrative expenses for both the wholesale and retail segments (which include our retail outlet store payroll and related benefits), and rent expense. General and administrative expenses include management payroll, benefits, travel, information systems, accounting, distribution, insurance and legal costs. Additionally, depreciation related to the shipping function in our distribution centers and our corporate office assets such as furniture, fixtures, and equipment, as well as amortization of intellectual property, is included in SG&A.

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

Net operating loss carryforwards (NOLs) enable a company to apply net operating losses incurred during a current period against a future period's profits in order to reduce cash tax liabilities in those future periods. In periods when a company is generating operating losses, its NOLs will increase. The tax effect of the NOLs is recorded as a deferred tax asset. If the company does not believe that it is more likely than not that it will be able to utilize the NOLs, it records a valuation allowance against the deferred tax asset. Additionally, Section 382 imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the sixty-month period after the ownership change. Upon emergence from bankruptcy in 1999, our NOLs were subject to Section 382 limitations. As a result of the 2004 Acquisition, we experienced a change in control as defined by Section 382. As a result of this ownership change, the utilization of our NOLs were subject to a new annual limitation under Section 382. Subsequent to the 2004 Acquisition, sales of our shares by others, including the initial public offering in July 2005, have resulted in additional changes in control for the purpose of Section 382; however, the annual limitation of our NOLs has not changed. Based on fair values of certain assets as determined in connection with the 2004 Acquisition, we had approximately $66.7 million of deemed built-in gains that are anticipated to be recognized or deemed recognized during the aforementioned sixty-month period. At January 3, 2009, we had approximately $35.6 million of federal and state NOLs available for utilization in the years from 2009 through 2023.

34    I    Maidenform Brands, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

	For the years ended
	January 3, 2009	December 29, 2007	December 30, 2006
	(in millions)
OPERATING DATA:
Wholesale sales	$355.0	$366.2	$360.6
Retail sales	58.5	56.0	56.2

Net sales	413.5	422.2	416.8
Cost of sales	257.8	256.4	260.0

Gross profit	155.7	165.8	156.8
Selling, general and administrative expenses	109.8	97.9	101.3

Operating income	$45.9	$67.9	$55.5

	As a percentage of net sales
	For the years ended
	January 3, 2009	December 29, 2007	December 30, 2006
OPERATING DATA:
Wholesale sales	85.9%	86.7%	86.5%
Retail sales	14.1	13.3	13.5

Net sales	100.0	100.0	100.0
Cost of sales	62.3	60.7	62.4

Gross profit	37.7	39.3	37.6
Selling, general and administrative expenses	26.6	23.2	24.3

Operating income	11.1%	16.1%	13.3%

Our net sales are derived from two segments, wholesale and retail. Our net sales within the wholesale segment are grouped by channel, based upon the brands we sell and the customers to whom we sell them, as follows: (1) department stores and national chain stores, (2) mass merchants and (3) other.

Our department stores and national chain stores channel primarily consists of sales of our Maidenform, Flexees, Lilyette, Control It!, Luleh, Rendezvous, Subtract and private brands on a worldwide basis to customers within this category. Within the mass merchant channel, we sell brands such as Sweet Nothings, Inspirations, Bodymates, Self Expressions and private brands that are primarily dedicated to specific customers. These brands are all sold on a worldwide basis to mass merchants and, to a lesser degree, warehouse clubs. Our remaining sales are grouped within a channel designated as other and include private brand products sold to specialty retailers and all brand sales to off-price retail stores. In addition, we include licensing as well as sales to foreign distributors in our other channel.

2008 Form 10-K    I    35

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	For the years ended
	January 3, 2009	December 29, 2007	$ Change	% Change
	(in millions)
Department Stores and National Chain Stores	$209.7	$224.1	$(14.4)	-6.4%
Mass Merchants	108.2	96.1	12.1	12.6%
Other	37.1	46.0	(8.9)	-19.3%

Total Wholesale	355.0	366.2	(11.2)	-3.1%

Retail	58.5	56.0	2.5	4.5%

Total Consolidated Net Sales	$413.5	$422.2	$(8.7)	-2.1%

Fiscal year ended January 3, 2009 compared with fiscal year ended December 29, 2007 (53 weeks as compared to 52 weeks)

Although fiscal 2008 had 53 weeks compared to 52 weeks in 2007, 2008 had only three more shipping days than 2007 that were immaterial to our wholesale segment results. Therefore, the financial results for the two fiscal years are comparable. Our retail segment included one more week in 2008 compared 2007 but the effect of this extra week on our retail operations is not material.

Net Sales.    Consolidated net sales decreased $8.7 million, or 2.1%, from $422.2 million in 2007 to $413.5 million in 2008. Wholesale segment net sales decreased by $11.2 million, or 3.1%, from $366.2 million in 2007 to $355.0 million in 2008. Net sales in our retail segment increased by $2.5 million, or 4.5%, from $56.0 million in 2007 to $58.5 million in 2008. Total international sales, which are included in the wholesale segment, increased $0.9 million, or 2.3%, from $38.4 million in 2007 to $39.3 million in 2008.

Our department stores and national chain stores channel net sales decreased by $14.4 million, or 6.4%, from $224.1 million in 2007 to $209.7 million in 2008. This decrease was primarily a result of the overall weakening consumer demand, greater emphasis by our customers on managing inventory levels and increased promotional activity associated with the global economic crisis and challenging market conditions. Despite the unfavorable economic environment which affected certain product replenishment orders from customers in this channel we experienced solid performance in our shapewear brands driven by Control It! and Flexees, particularly the Ultimate Instant Slimmer and Wear Your Own Bra collections, and the launch and ongoing replenishment of our Custom Lift collection and Luleh brand which were not in the prior year. Our mass merchant channel net sales increased by $12.1 million, or 12.6%, from $96.1 million in 2007 to $108.2 million in 2008. This increase was driven by the expansion of our Sweet Nothings brand in the shapewear category, a new branded seamless shapewear program and the launch and ongoing replenishment of our Inspirations brand which was not in the prior year. Other channel net sales, which include sales to specialty retailers, off-price retailers, foreign distributors and licensing, decreased by $8.9 million, or 19.3%, from $46.0 million in 2007 to $37.1 million in 2008. This decrease was due primarily to a non-recurring private brand program with a specialty retailer that occurred in the first quarter of 2007 and lower sales to off-price retailers.

Retail segment net sales increased $2.5 million, or 4.5%, from $56.0 million in 2007 to $58.5 million in 2008. We operated 78 outlet stores at the end of 2008 and 2007 and same store sales, defined as stores that have been open for more than one year, increased 1.3%. The 53rd week accounted for $1.4 million of the retail segment net sales increase during 2008. Excluding the impact of the 53rd week in 2008, our same store sales would have been down 1.4%. Our internet sales increased $1.2 million, or 31.6%, from $3.8 million in 2007 to $5.0 million in 2008.

Gross Profit.    Consolidated gross profit decreased by $10.1 million, or 6.1%, from $165.8 million in 2007 to $155.7 million in 2008. As a percentage of net sales, gross profit decreased by 1.6 percentage points from 39.3% in 2007 to 37.7% in 2008.

36    I    Maidenform Brands, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross profit from our wholesale segment decreased by $12.1 million, or 9.0%, from $134.4 million in 2007 to $122.3 million in 2008. As a percentage of net sales, gross profit from our wholesale segment decreased by 2.2 percentage points from 36.7% in 2007 to 34.5% in 2008. The majority of this decrease was a result of increased promotional activity resulting from the challenging market conditions, increased markdown expenses for excess and close-out inventories, as well as the mix of customers.

Gross profit from our retail segment increased by $2.0 million, or 6.4%, from $31.4 million in 2007 to $33.4 million in 2008. As a percentage of net sales, gross profit from our retail segment increased by 1.0 percentage point from 56.1% in 2007 to 57.1% in 2008. This increase was largely driven by increased internet sales at a higher gross margin.

Selling, General and Administrative Expenses (SG&A).    Our consolidated SG&A increased by $11.9 million, or 12.2%, from $97.9 million in 2007 to $109.8 million in 2008. As a percentage of net sales, SG&A was 23.2% for 2007 and 26.6% for 2008. Consolidated SG&A for 2007 included a non-cash pension curtailment gain of $6.3 million as discussed below. Excluding this pension curtailment gain, consolidated SG&A increased $5.6 million, or 5.4%, from $104.2 million in 2007.

Wholesale segment SG&A, which include corporate-related expenses, increased by $10.7 million, or 15.4%, from $69.7 million in 2007 to $80.4 million in 2008. As a percentage of net sales, wholesale segment SG&A increased from 19.0% in 2007 to 22.6% in 2008. Our pension plan was frozen effective January 1, 2007 for current employee participants and closed to new entrants. As a result, we recognized a non-cash curtailment gain of $6.3 million and reported this gain in our wholesale segment SG&A. Wholesale segment SG&A, excluding this curtailment gain, increased by $4.4 million, or 5.8%, from $76.0 million in 2007. As a percentage of net sales, excluding this curtailment gain, wholesale segment SG&A increased from 20.8% for 2007 to 22.6% for 2008. The increase of $4.4 million is a result of $2.5 million of start-up costs associated with developing and implementing the new women's intimate apparel business for the Donna Karan® and DKNY® brands, $1.9 million of severance which included $1.2 million from the workforce restructuring, and higher bad debt expense of $2.1 million associated with customer bankruptcies. In addition, advertising expense increased $1.1 million to support new product launches and branding and increased foreign currency expense of $1.6 million resulting from the strengthening of the dollar against other global currencies. Partially offsetting these increases were a reduction in incentive compensation of $1.9 million and a reduction in professional fees of $1.5 million.

Retail segment SG&A increased by $1.2 million, or 4.3%, from $28.2 million in 2007 to $29.4 million in 2008. As a percentage of net sales, retail segment SG&A decreased slightly from 50.4% in 2007 to 50.3% in 2008. This increase of $1.2 million was primarily a result of increased selling expenses associated with increased sales and increased occupancy costs.

Operating Income.    Our consolidated operating income decreased $22.0 million, or 32.4%, from $67.9 million in 2007 to $45.9 million in 2008. Operating income, as a percentage of net sales, decreased from 16.1% in 2007 to 11.1% in 2008. Excluding the curtailment gain mentioned above, operating income for 2008 decreased $15.7 million, or 25.5%, from $61.6 million in 2007.

For the foregoing reasons, operating income for the wholesale segment decreased by $22.8 million, or 35.2%, from $64.7 million in 2007 to $41.9 million in 2008. Excluding the curtailment gain mentioned above, operating income in 2008 decreased $16.5 million, or 28.3%, from $58.4 million in 2007. Also, for the reasons discussed above, operating income for the retail segment increased by $0.8 million, or 25.0%, from $3.2 million in 2007 to $4.0 million in 2008.

2008 Form 10-K    I    37

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest Expense, Net.    Interest expense, net decreased by $4.5 million, or 50.0%, from $9.0 million in 2007 to $4.5 million in 2008. The decrease was a combination of the expensing of deferred financing costs of $2.4 million during the second quarter of 2007, lower average debt outstanding and a lower average interest rate for 2008 when compared to 2007. The average balance of total debt outstanding decreased from $98.8 million in 2007 to $89.0 million in 2008. The average interest rate during 2007 was 6.6% as compared to an average interest rate of 5.1% in 2008.

Income Taxes.    Income tax expense decreased $8.0 million, or 32.4%, from $24.7 million in 2007 to $16.7 million in 2008. The effective tax rate decreased from 41.9% in 2007 to 40.3% in 2008. The decrease in the effective income tax rate reflected the release of certain federal and state tax reserves that were no longer necessary and non-recurring state tax benefits. Because of significant NOLs available to offset income taxes payable, our cash income taxes to be paid are expected to be at a rate lower than our effective income tax rate.

Net Income.    For the foregoing reasons, our net income decreased from $34.2 million in 2007 to $24.7 million in 2008. Excluding the curtailment gain and the deferred financing costs mentioned above, net income for 2008 decreased $7.1 million, or 22.3%, from $31.8 million in 2007.

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

38    I    Maidenform Brands, Inc.

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

Wholesale segment SG&A, which include corporate-related expenses, decreased by $3.9 million, or 5.3%, to $69.7 million in 2007 from $73.6 million in 2006. As a percentage of net sales, wholesale segment SG&A decreased from 20.4% in 2006 to 19.0% in 2007. Our pension plan was frozen effective January 1, 2007 for current employee participants and closed to new entrants. As a result, we recognized a non-cash curtailment gain of $6.3 million and reported this gain in our wholesale segment SG&A. Wholesale segment SG&A, excluding this curtailment gain, increased by $2.4 million, or 3.3%, to $76.0 million for 2007. As a percentage of net sales, excluding this curtailment gain, wholesale segment SG&A increased slightly from 20.4% for 2006 to 20.8% for 2007. The increase of $2.4 million is a result of increased payroll and related benefits of $1.5 million, including stock-based compensation of $0.6 million. Partially offsetting the increase in payroll and related benefits was a reduction in incentive compensation expense of $0.9 million. In addition, workers' compensation and medical expenses increased $3.5 million associated with increased claims in 2007, occupancy related costs increased $1.1 million in connection with the relocation of our corporate headquarters and a new leased distribution center, and other expenses increased by $1.3 million. Partially offsetting these increases were decreased pension expense of $2.1 million associated with the pension plan freeze and decreased professional fees of $1.6 million primarily associated with Sarbanes-Oxley compliance. In addition, advertising expense decreased $1.3 million as a result of our decision to retain a new advertising agency with a new campaign that launched in spring 2008.

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

Interest Expense, Net.    Interest expense, net increased by $0.5 million, or 5.9% from $8.5 million in 2006 to $9.0 million in 2007. The increase was a result of expensing deferred financing costs of $2.4 million as a result of refinancing our credit facility on June 15, 2007. This increase was partially offset by reduced interest expense resulting from lower average debt outstanding in 2007 compared to 2006. The average balance of total debt outstanding decreased from $126.7 million in 2006 to $98.8 million in 2007. The average interest rate during 2006 was 6.5% as compared to an average interest rate of 6.6% in 2007.

2008 Form 10-K    I    39

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

Because of significant NOLs available to offset income taxes payable, our cash income taxes to be paid are expected to be at a rate lower than our effective income tax rate.

Net Income.    For the foregoing reasons, our net income increased from $27.8 million in 2006 to $34.2 million in 2007. Excluding the curtailment gain and the deferred financing costs mentioned above, net income for 2007 increased $4.0 million, or 14.4%, when compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Our cash resources are primarily used to fund working capital, debt service, capital expenditures and, if applicable, our stock repurchase program. Our primary source of liquidity will continue to be cash flows from operations, our existing cash balance and borrowings, if any, under our revolving loan (defined below).

We had $43.5 million and $16.6 million in cash and cash equivalents as of January 3, 2009 and December 29, 2007, respectively. We generated positive cash from operations of $33.0 million, $40.4 million and $21.6 million in 2008, 2007 and 2006, respectively. We continued to strengthen our cash position while managing our balance sheet and reducing our capital expenditures in 2008 when compared to the prior year. Additionally, we elected not to make any voluntary prepayments on our long term debt and chose not to repurchase our common stock in 2008.

The global economic downturn and the continued volatility in the financial markets could have a material adverse effect on our business. Further deterioration in the financial markets could lead to business disruptions for certain of our suppliers, contract manufacturers or trade customers and consequently, could disrupt our business. However, we believe that our existing cash balances and available borrowings under the revolving loan, along with our future cash flow from operations, will enable us to meet our liquidity needs and capital expenditure requirements for the foreseeable future.

In 2009, we expect to spend a total of approximately $5.0 million on capital expenditures, driven by information technology upgrades, including system enhancements specifically related to our corporate, distribution and retail operations.

At January 3, 2009, we had $88.4 million outstanding under our term loan, and $0 outstanding with approximately $48.1 million available for borrowing under the revolving loan, after giving effect to $1.9 million of outstanding letters of credit. Principal payments on the term loan are payable in quarterly installments of $0.3 million with all remaining amounts due on the maturity date. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. We made no voluntary prepayments on our long term debt during 2008.

At January 3, 2009, borrowings under the term loan bear interest, at our option, at the London Interbank Offered Rate ("LIBOR") plus 1.0%, or at the base rate. Borrowings under the revolving loan bear interest, at our option, at LIBOR plus 0.75%, or at the base rate. The LIBOR margin and the base rate margin will be determined quarterly based on our leverage ratio for the preceding four fiscal quarters.

40    I    Maidenform Brands, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The financial covenants for this facility include various restrictions with respect to us and our wholly owned subsidiary Maidenform, Inc., including the transfer of assets or the payment of dividends between Maidenform, Inc. and its subsidiaries and us. At January 3, 2009 and December 29, 2007, Maidenform, Inc. had restricted net assets of approximately $119.4 million, or 99.8% of total net assets and $86.7 million, or 87.1% of total net assets, respectively. We were in compliance with all debt covenants at January 3, 2009 and December 29, 2007.

Below is a summary of our actual performance under these financial covenants:

	January 3, 2009 Covenant	December 29, 2007 Covenant
Minimum fixed charge coverage ratio	2.30 : 1.00	2.69 : 1.00
Minimum ratio required	1.25 : 1.00	1.25 : 1.00
Maximum leverage ratio	0.90 : 1.00	1.33 : 1.00
Maximum ratio permitted	4.00 : 1.00	4.00 : 1.00
Consolidated capital expenditures	$3,197	$6,841
Maximum permitted	$13,158	$15,000

In August 2007, the Board of Directors increased our stock repurchase program by an additional $12.6 million increasing the amount then available under the program to $25.0 million. Through December 29, 2007, we repurchased $12.5 million of common stock at an average price of $15.59 per share leaving $12.5 million of common stock authorized to be repurchased. We made no repurchase of our common stock during 2008. The stock repurchase program, which is open ended, allows us to repurchase our shares on the open market, as market conditions warrant and pursuant to other parameters set by our Board of Directors, from available cash flow and borrowings under the revolving loan. All shares will be repurchased at prevailing market prices. Prior to the new authorization in August 2007, we had purchased a total of $7.6 million of our common stock under the stock repurchase program.

On June 15, 2007, we entered into a credit agreement, consisting of a 7-year, $100.0 million amortizing first lien term loan (the "term loan") and a 5-year, $50.0 million revolving loan facility (the "revolving loan," and together with the term loan, the "credit facility"). The revolving loan provides for direct borrowings and issuance of stand-by letters of credit on our behalf. We use the letters of credit as collateral for our workers' compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. Borrowings are limited by the borrowing base, which consists of 85.0% of eligible accounts receivable and 50.0% of eligible inventory. The borrowings and other obligations under the credit facility and the guarantees are collateralized by a first priority perfected lien, subject to certain permitted liens, on substantially all of the personal property assets and certain real property of the borrower and guarantors. We used the proceeds from the borrowings, together with available cash on hand, to repay all amounts then due under our then existing credit facility.

Operating activities.    In 2008, 2007 and 2006, we generated $33.0 million, $40.4 million and $21.6 million, respectively, of cash flow from operations. The decrease in cash flow from operations during 2008 was primarily due to a decrease in net income resulting from the unfavorable economic conditions partially offset by reduced expenses and a use of cash from operations resulting from changes in working capital. The decrease in inventory and accounts payable was primarily a result of supply chain management and the timing of cash payments. The decrease in accounts receivable was due to lower fourth quarter sales when compared to the prior year and the timing of cash collections.

The increase in cash flow from operations during 2007 was due to an increase in net income and a net favorable change in working capital for the year. The net favorable change in working capital in 2007 was primarily from a $22.8 million increase in accounts

2008 Form 10-K    I    41

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

payable at the end of 2007 versus a decrease of $6.0 million in 2006, the benefit of which was partially reduced by an increase in inventory in 2007 of $22.1 million versus an increase of $11.7 million in 2006. This increase in accounts payable and inventory was primarily a result of supply chain and sourcing initiatives in 2007 which have reduced our sourcing costs.

Investing activities.    Cash flows used in investing activities were $3.2 million in 2008 compared to $6.4 million in 2007 and $2.7 million in 2006. Cash flows used in investing activities in 2008, 2007 and 2006 were for capital expenditures. The use of cash for investing activities in 2008 was primarily due to expenditures outfitting our second distribution center, the build-out of the Donna Karan® and DKNY® showroom and other renovations in our New York City showroom, information technology, and the opening of five new stores. The use of cash for investing activities in 2007 was primarily for the relocation of our corporate headquarters and the opening of our second leased distribution center.

Financing activities.    Cash flows used in financing activities were $1.3 million in 2008, $32.6 million in 2007 and $35.3 million in 2006. The decrease in cash used in financing activities for 2008 is a result of electing not to make any voluntary prepayments on our long term debt and electing not to repurchase our common stock in 2008 as we did in 2007. The decrease in cash used in financing activities for 2007 was due to fewer prepayments on our long term debt, partially offset by increased common stock repurchases in 2007 versus 2006. The increase in cash used in financing activities for 2006 was due to prepayments of our term loan facility outstanding totaling $27.5 million and the repurchase of common stock as part of our stock repurchase program totaling $7.6 million.

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

The following table summarizes our significant contractual obligations and commercial commitments at January 3, 2009 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional details regarding these obligations are provided in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	In fiscal
	2009	2010	2011	2012	2013	Thereafter	Total
	(in millions)
Long-term debt	$1.1	$1.1	$1.1	$1.1	$1.1	$82.9	$88.4
Interest on long-term debt(1)	4.1	4.1	4.0	4.0	3.9	1.8	21.9
Obligations under capital lease(2)	0.3	0.2	0.1	0.1	—	—	0.7
Operating leases(3)	7.3	6.3	5.5	4.7	3.4	6.8	34.0

Total financial obligations	12.8	11.7	10.7	9.9	8.4	91.5	145.0

Other contractual obligations(4)	2.5	4.7	3.2	5.2	5.8	13.4	34.8
Purchase obligations(5)	71.9	—	—	—	—	—	71.9

Total financial obligations and commitments	$87.2	$16.4	$13.9	$15.1	$14.2	$104.9	$251.7

(1)
The interest rate assumed for the variable portion of long-term debt was the rate in effect at January 3, 2009.

(2)
Includes amounts classified as interest expense and SG&A.

42    I    Maidenform Brands, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(3)
The operating leases included in the above table consist of minimum rent payments and do not include contingent rent based upon sales volume, or variable costs such as maintenance, insurance or taxes.

(4)
Includes amounts classified as royalties, advertising and marketing obligations.

(5)
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

Effective at the beginning of the first quarter of 2007, we adopted FIN No. 48, as described in Note 13 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As of January 3, 2009, our total liabilities for unrecognized tax benefits and related interest and penalties amounted to $7.2 million (before federal and, if applicable, state effect). Liabilities for unrecognized tax benefits have not been included in the schedule of cash contractual obligations because we cannot make a reasonably reliable estimate of the amount and period of related future payments of our FIN No. 48 liabilities.

In addition to the total contractual obligations and commitments included in the table above, we have a pension and post-retirement benefit obligations included in other non-current liabilities, as further described in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We expect to contribute approximately $0.1 million to our post-retirement plans during 2009. The pension plan did not require a minimum contribution for 2008.

Off-Balance Sheet Agreements.    Our most significant off-balance sheet financing arrangements as of January 3, 2009 are non-cancelable operating lease agreements, primarily for our company-operated outlet stores, our company headquarters and our leased distribution centers located in Shannon, Ireland and Fayetteville, North Carolina. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

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

2008 Form 10-K    I    43

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Goodwill and Intangible Assets.    Goodwill and other intangible assets with indefinite useful lives are evaluated by us for impairment on an annual basis, or more frequently if certain events occur or circumstances exist. We evaluated goodwill and intangible assets during the fourth quarter of 2008 and determined that no impairment exists.

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

Impairment of Long-Lived Assets.    Long-lived assets, primarily property and equipment, and intangible assets with finite lives, are periodically reviewed and evaluated by us when events and circumstances indicate that the carrying amount of these assets may not be recoverable. For long-lived assets, this evaluation is based on the expected future undiscounted operating cash flows of the related assets. Should such evaluation result in us concluding that the carrying amount of long-lived assets has been impaired, an appropriate write-down to their fair value is recorded.

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

44    I    Maidenform Brands, Inc.

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

Benefit Plans (including postretirement plans).    The long-term rate of return for our pension plan is established via a building block approach with proper consideration of diversification and rebalancing. Historical markets are studied and long-term historical relationships between equity and fixed-income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital market assumptions are determined. We employ a total return investment approach whereby a mix of equities and fixed-income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The assets of our pension plan are held in pooled-separate accounts and are invested in mutual funds consisting of a diversified blend of equity and fixed income securities. We use this investment approach in order to meet its diversification and asset allocation goals. Furthermore, equity investments are diversified across domestic and foreign stocks, as well as growth, value, and small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies. The pension plan did not require a minimum contribution for 2008.

At January 3, 2009, we decreased the discount rate assumption from 6.50% to 6.00% for the pension plan to reflect changes in the index fund that closely matches our expected pension benefit payouts. At January 3, 2009, we used a long-term rate of return assumption of 8.5% based on the investment return of our pension plan assets, which are primarily in equity securities.

Effective on January 1, 2007, the Company's pension plan was frozen. See notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The postretirement medical plans are unfunded plans. We expect to contribute to the plans an amount equal to benefit payments to be made in 2009 which are estimated to be $0.1 million. Changes in assumptions related to our postretirement plans would not materially impact our consolidated statements of financial position, results of operations or cash flows.

Recently issued accounting standards

In December 2008, the FASB issued FASB Staff Position (FSP) No.132 (R)-1, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company's defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant

2008 Form 10-K    I    45

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP is effective for us for the year ending January 2, 2010.

In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets." Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed on January 4, 2009 and thereafter. We do not expect FSP 142-3 to have a material impact on our accounting for future acquisitions of intangible assets.

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" (FSP No. 157-1) and FSP No. 157-2, "Effective Date of FASB Statement No. 157" (FSP No. 157-2). FSP No. 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." Our significant nonfinancial assets and liabilities include assets and liabilities initially measured at fair value in connection with an acquisition and our intangible assets and goodwill are tested annually for impairment. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP No. 157-2. We are currently evaluating the impact, if any, that FSP No. 157-2 will have on our consolidated statements of financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB statement No. 115." SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. We adopted this statement as of December 30, 2007 and elected not to apply the fair value option to any of our financial instruments.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 enhances the disclosure requirements for derivative instruments and hedging activities. This standard is effective beginning in our 2009 fiscal year. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect our consolidated statements of financial position, results of operations or cash flows.

46    I    Maidenform Brands, Inc.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk.    We do not believe that we have significant foreign currency transactional exposures. Our net sales for the years ended 2008, 2007 and 2006 in currencies other than U.S. dollars were approximately $32.8 million, $32.8 million and $26.5 million, respectively. During the years 2008, 2007 and 2006, our net sales were favorably impacted by $1.5 million, $2.1 million and $0.8 million, respectively, due to foreign exchange rates. Most of our purchases are denominated in U.S. dollars. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

Interest Rate Risk.    Interest rate risk is managed through a combination of variable and fixed rate debt. The objective is to maintain a cost-effective mix that we deem appropriate and we have entered into an interest rate swap agreement to maintain this balance. At January 3, 2009, our debt portfolio was composed of variable-rate debt of which we hedge approximately 23% at a fixed-rate. With respect to our variable-rate debt, a 1% change in interest rates would have had a $0.6 million impact on our interest expense for 2008, a $0.8 million impact on our interest expense for 2007 and a $1.1 million impact on our interest expense for 2006.

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

Seasonality.    We have not experienced any significant seasonal fluctuations in our net sales or our profitability.

2008 Form 10-K    I    47

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

48    I    Maidenform Brands, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Maidenform Brands, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Maidenform Brands, Inc. and its subsidiaries at January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
March 10, 2009

2008 Form 10-K    I    49

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	January 3, 2009	December 29, 2007
Assets
Current assets
Cash and cash equivalents	$43,463	$16,602
Accounts receivable, net	38,974	45,775
Inventories	65,039	69,041
Deferred income taxes	11,837	11,015
Prepaid expenses and other current assets	13,852	7,497

Total current assets	173,165	149,930
Property, plant and equipment, net	19,577	19,992
Goodwill	7,162	7,884
Intangible assets, net	97,358	98,518
Other non-current assets	982	3,327

Total assets	$298,244	$279,651

Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$1,100	$1,100
Accounts payable	31,667	36,022
Accrued expenses and other current liabilities	19,476	21,620

Total current liabilities	52,243	58,742
Long-term debt	87,250	88,625
Deferred income taxes	24,252	21,718
Other non-current liabilities	14,841	10,949

Total liabilities	178,586	180,034

Commitments and contingencies (Note 7 and 14)
Stockholders' equity
Preferred stock—$0.01 par value; 10,000,000 shares authorized and none issued and outstanding	—	—
Common stock—$0.01 par value; 100,000,000 shares authorized; 23,488,357 shares issued and 22,496,003 outstanding at January 3, 2009 and 23,488,357 issued and 22,357,292 outstanding at December 29, 2007	235	235
Additional paid-in capital	60,567	60,919
Retained earnings	78,246	53,526
Accumulated other comprehensive (loss) income	(5,408)	872
Treasury stock, at cost (992,354 shares at January 3, 2009 and 1,131,065 shares at December 29, 2007)	(13,982)	(15,935)

Total stockholders' equity	119,658	99,617

Total liabilities and stockholders' equity	$298,244	$279,651

The accompanying notes are an integral part of these consolidated financial statements.

50    I    Maidenform Brands, Inc.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	For the years ended
	January 3, 2009	December 29, 2007	December 30, 2006
Net sales	$413,542	$422,164	$416,835
Cost of sales	257,848	256,365	260,083

Gross profit	155,694	165,799	156,752
Selling, general and administrative expenses	109,781	97,880	101,238

Operating income	45,913	67,919	55,514
Interest expense, net	4,521	9,029	8,521

Income before provision for income taxes	41,392	58,890	46,993
Income tax expense	16,672	24,686	19,231

Net income	$24,720	$34,204	$27,762

Basic earnings per common share	$1.10	$1.50	$1.21

Diluted earnings per common share	$1.05	$1.43	$1.15

Basic weighted average number of shares outstanding	22,402,342	22,815,398	23,024,986

Diluted weighted average number of shares outstanding	23,433,107	23,960,606	24,194,468

The accompanying notes are an integral part of these consolidated financial statements.

2008 Form 10-K    I    51

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock		Treasury Stock
						(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income
					Additional Paid-in Capital			Total Stockholders' Equity
	Shares	$	Shares	$
Balance at December 31, 2005	23,488,357	$235	—	$—	$59,063	$(6,809)	$214	$52,703
Stock-based compensation					2,016			2,016
Purchase of common stock for treasury			(669,500)	(7,563)				(7,563)
Equity award activity			145,969	1,640	(1,601)			39
Initial adoption of SFAS No. 158, net of tax (see Note 12)							(40)	(40)
Comprehensive income
Net income						27,762		27,762
Changes during the period (see Note 12)							(16)	(16)

Total comprehensive income								27,746

Balance at December 30, 2006	23,488,357	235	(523,531)	(5,923)	59,478	20,953	158	74,901
Stock-based compensation					2,584			2,584
Purchase of common stock for treasury			(803,550)	(12,526)				(12,526)
Equity award activity			196,016	2,514	(1,143)			1,371
Adoption of FIN No. 48 (see Note 13)						(1,631)		(1,631)
Comprehensive income
Net income						34,204		34,204
Changes during the period (see Note 12)							714	714

Total comprehensive income								34,918

Balance at December 29, 2007	23,488,357	235	(1,131,065)	(15,935)	60,919	53,526	872	99,617
Stock-based compensation					1,398			1,398
Equity award activity			138,711	1,953	(1,750)			203
Comprehensive income
Net income						24,720		24,720
Changes during the period (see Note 12)							(6,280)	(6,280)

Total comprehensive income								18,440

Balance at January 3, 2009	23,488,357	$235	(992,354)	$(13,982)	$60,567	$78,246	$(5,408)	$119,658

The accompanying notes are an integral part of these consolidated financial statements.

52    I    Maidenform Brands, Inc.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended
	January 3, 2009	December 29, 2007	December 30, 2006
Cash flows from operating activities
Net income	$24,720	$34,204	$27,762
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	3,612	3,269	2,817
Amortization of intangible assets	1,160	1,160	1,160
Amortization of deferred financing costs	189	2,927	888
Stock-based compensation	1,398	2,584	2,016
Deferred income taxes	3,876	5,285	4,734
Excess tax benefits related to stock-based compensation	(278)	(798)	(1,881)
Pension plan curtailment gain	—	(6,255)	—
Bad debt expense	2,218	88	44
Net changes in operating assets and liabilities
Accounts receivable	4,583	(6,721)	(5,017)
Inventories	4,002	(22,130)	(11,656)
Prepaid expenses and other current and non-current assets	(2,135)	(38)	1,868
Accounts payable	(4,355)	22,827	(6,017)
Accrued expenses and other current and non-current liabilities	(2,731)	3,219	(331)
Income taxes payable	(3,286)	799	5,246

Net cash from operating activities	32,973	40,420	21,633

Cash flows from investing activities
Capital expenditures	(3,197)	(6,371)	(2,716)

Net cash from investing activities	(3,197)	(6,371)	(2,716)

Cash flows from financing activities
Term loan borrowings	—	100,000	—
Term loan repayments	(1,375)	(120,275)	(27,500)
Borrowings under revolving loan	—	5,000	—
Repayments under revolving loan	—	(5,000)	—
Deferred financing costs	—	(1,106)	(300)
Proceeds from stock options exercised	235	573	171
Excess tax benefits related to stock-based compensation	278	798	1,881
Payments of capital lease obligations	(186)	(102)	—
Purchase of common stock for treasury	—	(12,526)	(7,563)
Payments of employee withholding taxes related to equity awards	(215)	—	(2,013)

Net cash from financing activities	(1,263)	(32,638)	(35,324)
Effects of exchange rate changes on cash	(1,652)	574	46

Net increase (decrease) in cash	26,861	1,985	(16,361)
Cash and cash equivalents
Beginning of period	16,602	14,617	30,978

End of period	$43,463	$16,602	$14,617

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$5,221	$6,682	$9,296

Income taxes	$15,642	$16,891	$8,959

Supplemental schedule of non-cash investing and financing activities
Equipment acquired with capital lease obligations	$—	$470	$325

The accompanying notes are an integral part of these consolidated financial statements.

2008 Form 10-K    I    53

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

1. NATURE OF OPERATIONS

Maidenform Brands, Inc. and its subsidiaries (the "Company," "we," "us" or "our") design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels including department stores and national chain stores, mass merchants (including warehouse clubs), and other (including specialty retailers, off-price retailers and licensing). In addition, we also operated 78 retail outlet stores as of January 3, 2009 and December 29, 2007, and sell products on our websites.

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

Fiscal reporting period

We report our annual results of operations based on a fiscal period comprised of 52 or 53 weeks. Our fiscal years 2008, 2007 and 2006 ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively. Unless otherwise stated, references to years in the financial statements refer to fiscal years.

Fair value of financial instruments

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at fair value because of the short-term maturity of these instruments. The carrying amount of long-term debt at January 3, 2009 and December 29, 2007 approximates fair value as a result of the variable interest rates being accrued and paid on the majority of our debt.

Foreign currency translation

We have wholly owned subsidiaries operating in Hong Kong, Indonesia, Mexico and Ireland. Subsidiaries operating in Mexico and Ireland function as distributors for us. The subsidiaries in Hong Kong and Indonesia function as quality control centers for inventory purchases from third party vendors and other sourcing support services. These foreign operations use their respective local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the current exchange rates in effect at the balance sheet date while net sales and expenses are translated at the average exchange rate for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive (loss) income within stockholders' equity. Realized gains and losses from foreign currency transactions are reflected in the consolidated statements of income. Intercompany transactions and balances with our Mexican subsidiary are considered to be short-term in nature and accordingly all foreign currency transaction gains and losses on the outstanding intercompany balance are included in the consolidated statements of income. Gains and losses on foreign currency transactions amounted to a loss of $1,392 for 2008, a gain of $187 for 2007 and a loss of $14 for 2006.

54    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and cash equivalents

All highly liquid investments with a remaining maturity of three months or less at the dates of our balance sheets are classified as cash.

Accounts receivable

Accounts receivable consist primarily of amounts due from customers. We provide reserves for accounts receivable that may not be realized as a result of uncollectibility, sales returns, markdowns, and other customer allowances. Reserves are determined based on actual commitments, historical experience, credit quality, age of accounts receivable balances, and existing economic conditions. Reserves provided for accounts receivable aggregated $13,329 and $13,123 at January 3, 2009 and December 29, 2007, respectively. We believe that these reserves provide reasonable assurance that such balances are reflected at net realizable value.

Inventories

Inventories are stated at the lower of cost or market. The cost of wholesale inventory is based on standard costs, which approximate first-in, first-out (FIFO), while the cost of product acquired from third parties for sale through our retail segment is based on the retail inventory method. Inventories at January 3, 2009 and December 29, 2007 consist of finished goods inventory.

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

2008 Form 10-K    I    55

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and intangible assets

Goodwill and other intangible assets with indefinite useful lives are evaluated by us for impairment on an annual basis, or more frequently if certain events occur or circumstances exist. We evaluated goodwill and intangible assets during the fourth quarter of 2008 and determined that no impairment exists.

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

Impairment of long-lived assets

Long-lived assets, primarily property and equipment, and intangible assets with finite lives, are periodically reviewed and evaluated by us when events and circumstances indicate that the carrying amount of these assets may not be recoverable. For long-lived assets, this evaluation is based on the expected future undiscounted operating cash flows of the related assets. Should such evaluation result in us concluding that the carrying amount of long-lived assets has been impaired, an appropriate write-down to their fair value would be recorded.

Deferred financing costs

Debt financing costs are deferred and amortized to interest expense using the effective interest method over the term of the related debt instrument.

Interest rate swap agreements

We utilize an interest rate swap agreement to manage interest rate exposure. The net interest paid or received on the swap is recognized as interest expense. The derivative is recognized in the balance sheet as either an asset or liability measured at its fair value. The swap is designated as a cash flow hedge and changes in fair value, to the extent the hedge is effective, will be recognized as a component of other comprehensive (loss) income and subsequently reclassified into interest expense when the hedged exposure effects earnings. Hedge ineffectiveness is measured at least quarterly based on the relative changes in fair value between the swap contract and the hedged item over time. Any change in fair value resulting from ineffectiveness will be reported in earnings. There were no significant gains or losses recognized in earnings for hedge ineffectiveness in 2008, 2007 and 2006.

Comprehensive income

Comprehensive income includes net income and adjustments for foreign currency translation, adjustments to pension related assets or liabilities and unrealized income (loss) on an interest rate swap agreement.

56    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Royalties and license fees

We license certain of our trademarks including Maidenform, Sweet Nothings, Self Expressions, Rendezvous and others to qualified companies for use on intimate apparel, sleepwear and other products. These royalties are recorded as earned, based upon the sale of licensed products by our licensees. Royalty income included in net sales amounted to $2,754, $3,048 and $2,690 for 2008, 2007 and 2006, respectively.

Shipping and handling expense

Shipping and handling expenses incurred in connection with our distribution centers include shipping supplies, related labor costs, third-party shipping costs, and certain distribution overhead. Such costs are generally absorbed by us and are included in selling, general and administrative expenses. These costs amounted to $13,454, $13,445 and $12,250 for 2008, 2007 and 2006, respectively. With respect to the freight component of our shipping and handling costs, most customers arrange for the shipping of our product and pay the related freight costs directly to third party freight carriers. However, in limited circumstances, we arrange and pay the freight for these customers and bill them for this service and these amounts are immaterial.

Advertising expense

All advertising-related production costs are charged to expense when the advertisement is first shown in media. Production costs included in prepaid expenses and other current assets were $683 and $337 at January 3, 2009 and December 29, 2007, respectively. Advertising expense included in selling, general and administrative expenses is $10,153, $7,251 and $8,583 for 2008, 2007 and 2006, respectively.

Stock-based compensation

We account for stock-based compensation under the Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) ("SFAS No. 123R"), Share-Based Payment. SFAS No. 123R requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. At the present time, we use the Black-Scholes option-pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of our common stock price over the expected term ("volatility") and the number of options that will ultimately be forfeited ("forfeitures"). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the consolidated statements of income.

The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant.

SFAS No. 123R requires us to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. In addition, SFAS No. 123R requires us to reflect the tax savings resulting from tax deductions in excess of expense as a financing cash flow in our statement of cash flows.

2008 Form 10-K    I    57

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average fair value of stock options and stock appreciation rights ("Stock Options") granted during 2008 was $5.06. The fair value was estimated using a weighted average market price at grant date of $14.34. The weighted average fair value of restricted stock and restricted stock units ("Restricted Stock") granted during 2008 was $14.48.

The weighted average fair value of Stock Options granted during 2007 was $7.28. The fair value was estimated using a weighted average market price at grant date of $19.11. The weighted average fair value of Restricted Stock granted during 2007 was $19.12.

The weighted average fair value of Stock Options granted during 2006 was $4.46. The fair value was estimated using a weighted average market price at grant date of $11.42. We had no Restricted Stock grants during 2006.

The range of assumptions consists of the following:

	For the years ended
	January 3, 2009	December 29, 2007	December 30, 2006
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.67% – 3.22%	4.79% – 4.92%	4.89% – 4.95%
Expected life (years)	4 & 5	4 & 5	4 & 5
Volatility	34.30% – 35.92%	32.92% – 34.30%	39.4%

See Note 11, "Stock-Based Compensation," for additional information regarding our stock-based compensation plans.

Earnings per share

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents were issued and exercised.

Income taxes

We account for income taxes using the liability method which recognizes the amount of income tax payable or refundable for the current year and recognizes deferred tax liabilities and assets for the future tax consequences of the events that have been recognized in the financial statements or tax returns. For those uncertain tax positions where it is "more likely than not" that a tax benefit will be sustained, we have recorded the tax benefit. For those income tax positions where it is not "more likely than not" that a tax benefit will be sustained, no tax benefit has been recognized. Where applicable, associated interest and penalties are also recorded. We routinely evaluate all deferred tax assets to determine the likelihood of their realization and record a valuation allowance if it is "more likely than not" that a deferred tax asset will not be realized. This assessment requires us to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that our net deferred tax assets will be realized in future periods. See Note 13, "Income Taxes," for discussion of income taxes.

Recently issued accounting standards

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No.132 (R)-1, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company's defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value

58    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP is effective for us for the year ending January 2, 2010.

In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets." Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed on January 4, 2009 and thereafter. We do not expect FSP 142-3 to have a material impact on our accounting for future acquisitions of intangible assets.

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" (FSP No. 157-1) and FSP No. 157-2, "Effective Date of FASB Statement No. 157" (FSP No. 157-2). FSP No. 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." Our significant nonfinancial assets and liabilities include assets and liabilities initially measured at fair value in connection with an acquisition and our intangible assets and goodwill are tested annually for impairment. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP No. 157-2. We are currently evaluating the impact, if any, that FSP No. 157-2 will have on our consolidated statements of financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB statement No. 115." SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. We adopted this statement as of December 30, 2007 and elected not to apply the fair value option to any of our financial instruments.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 enhances the disclosure requirements for derivative instruments and hedging activities. This standard is effective beginning in our 2009 fiscal year. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect our consolidated statements of financial position, results of operations or cash flows.

2008 Form 10-K    I    59

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at January 3, 2009 and December 29, 2007 consist of the following:

	2008	2007
Land	$550	$550
Buildings and building improvements	6,782	6,804
Machinery and equipment	4,537	4,223
Furniture, fixtures and equipment	11,334	9,834
Construction-in-progress	164	378
Leasehold improvements	9,454	8,088

	32,821	29,877
Less—accumulated depreciation and amortization	(13,244)	(9,885)

	$19,577	$19,992

Depreciation and amortization expense included in selling, general and administrative expenses and cost of sales is $3,612, $3,269 and $2,817 for 2008, 2007 and 2006, respectively.

During October 2007, we relocated our company headquarters to leased premises located in Iselin, New Jersey. We have included $2,034 of property and equipment related to our previous headquarters as prepaid expenses and other current assets in our consolidated balance sheets at January 3, 2009 and December 29, 2007, as it is being held for sale and is no longer being depreciated.

As of January 3, 2009 and December 29, 2007, our assets under capital leases comprised of office equipment and are set forth in the following table:

	2008	2007
Machinery and equipment	$795	$795
Less—accumulated depreciation	(309)	(134)

	$486	$661

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Our goodwill and certain trademarks have been deemed to have indefinite lives and are not amortizable. Our licensing agreements and certain trademarks that do not have indefinite lives are being amortized on a straight-line basis over 15 to 25 years.

60    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of our intangible assets by segment at January 3, 2009 consist of the following:

	Wholesale		Retail		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Trademarks	$16,849	$3,503	$1,074	$316	$17,923	$3,819
Royalty licenses	8,318	1,540	—	—	8,318	1,540

	$25,167	$5,043	$1,074	$316	$26,241	$5,359

Non-amortizing intangible assets
Trademarks	$64,600		$11,876		$76,476

Components of our intangible assets by segment at December 29, 2007 consist of the following:

	Wholesale		Retail		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Trademarks	$16,849	$2,745	$1,074	$248	$17,923	$2,993
Royalty licenses	8,318	1,206	—	—	8,318	1,206

	$25,167	$3,951	$1,074	$248	$26,241	$4,199

Non-amortizing intangible assets
Trademarks	$64,600		$11,876		$76,476

Our non-amortizing intangible assets consist of trademarks for Maidenform and Flexees, as it is expected that these trademarks will contribute to cash flows indefinitely. These trademarks have been in existence for many years and there is no foreseeable limit on the period of time over which they are expected to contribute cash flows. Aggregate amortization expense related to intangible assets was $1,160 for 2008, 2007 and 2006.

Estimated amortization expense for the next five years beginning with 2009 is as follows:

2009	$1,160
2010	1,160
2011	1,160
2012	1,160
2013	1,160

2008 Form 10-K    I    61

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no acquisitions, dispositions or impairments of goodwill during 2008. Changes in the carrying amount of goodwill, by segment, are as follows:

	Wholesale	Retail	Total
Balance as of December 29, 2007	$7,435	$449	$7,884
Adjustment	(681)	(41)	(722)

Balance as of January 3, 2009	$6,754	$408	$7,162

This adjustment represents the reversal of FASB Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes," reserves for unrecognized tax benefits no longer required as a result of the expiration of statute of limitations.

5. DEBT

	2008	2007
Long-term debt
Term loan facility	$88,350	$89,725
Current maturities of long-term debt	1,100	1,100

Non-current portion of long-term debt	$87,250	$88,625

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

At January 3, 2009, we had $88,350 outstanding under our Term Loan, and $0 outstanding with approximately $48,145 available for borrowings under the Revolving Loan, after giving effect to $1,855 of outstanding letters of credit. Principal payments on the Term Loan are payable in quarterly installments of $275 with all remaining amounts due on the maturity date. We are permitted to voluntarily prepay all or part of the principal balance of the Term Loan with such payments applied to scheduled principal payments in inverse order of their maturity. At December 29, 2007, we had $89,725 outstanding under our Term Loan and $0 outstanding with approximately $47,990 available for borrowings under the Revolving Loan, after giving effect to $2,010 of outstanding letters of credit.

At January 3, 2009, borrowings under the Term Loan bear interest, at our option, at plus 1.0%, or at the base rate. Borrowings under the Revolving Loan bear interest, at our option, at LIBOR plus 0.75%, or at the base rate. At December 29, 2007, borrowings under the Term Loan bear interest, at our option, at LIBOR plus 1.125%, or at the base rate plus 0.125%. Borrowings under the Revolving Loan bear interest, at our option, at LIBOR plus 0.875%, or at the base rate. The LIBOR margin and the base rate margin will be determined quarterly based on our leverage ratio of the preceding four fiscal quarters.

62    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our highest level of debt outstanding for 2008 was $89,725 at an average interest rate of 5.1%, and our highest level of debt outstanding for 2007 was $110,000, at an average interest rate of 6.6%. For 2008, amortization of financing costs included in interest expense was $189. For 2007, amortization of financing costs included in interest expense was $2,927 (which includes the write-off of deferred financing costs of $2,403). We also paid fees of $1,106 in connection with obtaining the credit facility in 2007. For 2006, amortization of financing costs included in interest expense was $888.

Additional fees are payable under the Credit Facility including (i) a fee on outstanding letters of credit equal to the margin over LIBOR applicable to the revolving loan, (ii) a letter of credit fronting fee equal to 0.25% per annum on the daily amount available to be drawn under outstanding letters of credit and (iii) an unused line fee on the maximum principle amount undrawn under the Revolving Loan ranging from 0.15% to 0.35% determined quarterly based on our leverage ratio of the preceding four fiscal quarters.

The Credit Facility contains affirmative and restrictive covenants, including: (a) maintenance of a minimum fixed charge coverage ratio, (b) maintenance of a maximum leverage ratio, (c) limitations on consolidated capital expenditures, (d) limitations on the incurrence of indebtedness and liens, (e) limitations on investments/acquisitions and (f) restrictions on payments between Maidenform Brands, Inc. and its subsidiaries. In addition, subject to specified exceptions and limitations and reinvesting options, partial prepayments of outstanding loans may be required with the proceeds of asset sales, sales of equity and debt securities, and with certain insurance and condemnation proceeds. We were in compliance with all debt covenants at January 3, 2009 and December 29, 2007.

Payments due on long-term debt during each of the five years subsequent to January 3, 2009, are as follows:

2009	$1,100
2010	1,100
2011	1,100
2012	1,100
2013	1,100
2014 and thereafter	82,850

6. FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

2008 Form 10-K    I    63

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective December 30, 2007, we adopted SFAS No. 157 for our financial assets and liabilities measured at fair value on a recurring basis. The fair value hierarchy for disclosure of fair value measurements under SFAS No. 157 is as follows:

  Level 1 – Quoted prices in active markets for identical assets or liabilities

  Level 2 – Quoted prices for similar assets and liabilities in active markets or significant inputs that are observable

  Level 3 – Significant inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes liabilities measured at fair value on a recurring basis at January 3, 2009, as required by SFAS No. 157:

	Level 1	Level 2	Level 3
Liabilities
Interest rate swap	$—	$581	$—

The fair value is determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources.

On June 5, 2007, we terminated our existing swap agreements in anticipation of the June 15, 2007 refinancing of our credit facility. As a result of the termination, we recorded a gain of $88 reflected in interest expense. Effective July 30, 2007, we entered into a new interest rate swap agreement to receive floating interest and pay fixed interest. This interest rate swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate term loan debt, having a notional amount of $45,000 for the period July 30, 2007 through December 30, 2007, $40,000 for the period December 31, 2007 through June 29, 2008, $30,000 for the period June 30, 2008 through December 30, 2008, $20,000 for the period December 31, 2008 through June 29, 2009 and $10,000 for the period June 30, 2009 through the expiration date of December 31, 2009. Under the swap agreement, we converted a floating interest rate for the notional amount of the swap into a fixed interest rate of 5.24%. This swap contract is not held for trading purposes. During 2008, 2007 and 2006, there were no significant gains or losses recognized in interest expense for hedge ineffectiveness. The cash flow effects of the swap arrangements, included in interest expense on the consolidated statement of income was, an expense of $599 for 2008 and income of $261 and $324 for 2007 and 2006, respectively.

7. LEASES

We lease two warehouses, retail stores, a showroom, office facilities and equipment under non-cancelable leases which expire on various dates through 2018. In addition to minimum rentals, certain operating leases provide for annual rent increases for real estate taxes, maintenance and inflation. Several of our operating leases contain renewal options and contingent rental payments based on individual store sales. Certain leases that meet the lease capitalization criteria in accordance with SFAS No. 13, "Accounting for Leases," as amended, have been recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments are based on our incremental borrowing rate at the inception of the lease.

64    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum annual lease obligations under non-cancelable leases at January 3, 2009 are as follows:

	Operating Leases	Capital Lease Obligations	Total
2009	$7,332	$278	$7,610
2010	6,264	169	6,433
2011	5,494	110	5,604
2012	4,663	110	4,773
2013	3,355	—	3,355
2014 and thereafter	6,787	—	6,787

Total minimum lease payments	$33,895	667	$34,562

Less amount representing interest		57
Less amount representing maintenance expense		118

Present value of minimum lease payments		492
Current maturities of minimum lease payments		192

Non-current portion of minimum lease payments		$300

Total rent expense included in selling, general and administrative expenses under operating leases, exclusive of property taxes and other property related expenses charged to earnings, was $7,446, $6,760 and $5,554 for 2008, 2007 and 2006, respectively.

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

We also make contributions to multiemployer plans that provide defined pension benefits and health and welfare benefits to our unionized employees represented by UNITE-HERE. The contributions for the multiemployer defined benefit pension plans amounted to $275, $265 and $255 for 2008, 2007 and 2006, respectively. The contributions for the health and welfare plans, including a prescription drug program, amounted to $1,280, $1,223 and $1,012 for 2008, 2007 and 2006, respectively.

We sponsor the Maidenform, Inc. Savings Plan (the "401(k) Plan"), which operates pursuant to Section 401(k) of the Internal Revenue Code and covers substantially all eligible employees not covered by the multiemployer union pension plan described above. Effective March 1, 2009, the 401(k) Plan was amended to reduce the employer matching contributions from a maximum of 4.0% of pre-tax wages to 2.0% of pre-tax wages. During 2008, 2007 and 2006, we contributed $840, $854 and $315, respectively.

We use a December 31 measurement date for our defined benefit pension plan.

2008 Form 10-K    I    65

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Obligations and funded status

	For the years ended
	January 3, 2009	December 29, 2007
Changes in benefit obligation
Benefit obligation, beginning of period	$17,385	$24,731
Interest cost	1,094	1,067
Curtailment gain	—	(6,255)
Assumption changes	1,299	(1,174)
Actuarial gain	(240)	(489)
Benefits paid	(525)	(495)

Benefit obligation, end of period	$19,013	$17,385

Change in plan assets
Fair value of plan assets, beginning of period	$19,499	$17,257
Return on plan assets	(5,140)	864
Employer contributions	—	1,922
Plan expenses	(53)	(49)
Benefits paid	(525)	(495)

Fair value of plan assets, end of period	$13,781	$19,499

Funded status and net amount recognized
Plan assets (less than) more than benefit obligation	$(5,232)	$2,114

Net amounts recognized in the consolidated balance sheets	$(5,232)	$2,114

As of January 3, 2009, amounts recognized in the consolidated balance sheet consist of ($5,232) and is included in other non-current liabilities. As of December 29, 2007, amounts recognized in the consolidated balance sheet consisted of $2,114 and is included in other non-current assets.

The accumulated benefit obligation for the Retirement Plan was $19,013 and $17,385 at January 3, 2009 and December 29, 2007, respectively. Amounts recognized in other comprehensive (loss) income (pretax) consist of a net loss of $7,884 at January 3, 2009 and a net gain of $947 at December 29, 2007. Amounts recognized in accumulated other comprehensive (loss) income (pretax) consist of a net loss of $7,179 at January 3, 2009 and a net gain of $705 at December 29, 2007. The estimated net loss that is expected to be amortized from accumulated other comprehensive (loss) income into net periodic benefit (income) expense during 2009 is $272.

	For the years ended
	January 3, 2009	December 29, 2007	December 30, 2006
Components of net periodic benefit (income) expense
Service cost	$—	$—	$1,828
Interest cost	1,094	1,067	1,330
Expected return on plan assets	(1,631)	(1,531)	(1,267)
Recognized net actuarial loss	—	—	52

Net periodic benefit (income) expense	(537)	(464)	1,943
Curtailment gain	—	(6,255)	—

Total	$(537)	$(6,719)	$1,943

66    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumptions

Weighted average assumptions used to determine benefit obligations:

	2008	2007
Discount rate	6.00%	6.50%

We use the Citigroup Pension Liability Index rate as of the measurement date to determine the discount rate.

Weighted average assumptions were used to determine net periodic benefit (income) expense:

	For the years ended
	January 3, 2009	December 29, 2007	December 30, 2006
Discount rate	6.50%	6.00%	5.50%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	0.00%	0.00%	4.00%

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

Plan assets

Weighted average asset allocations for the Retirement Plan at January 3, 2009 and December 29, 2007 and the targeted asset allocation for 2009 by asset category are as follows:

	2009 Targeted	2008	2007
Equity securities	60%	61%	69%
Fixed income securities	40	39	31

	100%	100%	100%

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

Cash flows

Contributions

The Retirement Plan did not require a minimum contribution for 2008.

2008 Form 10-K    I    67

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated future benefit payments

Benefit payments are expected to be paid as follows:

2009	$660
2010	700
2011	770
2012	850
2013	880
2014-2018	5,200

9. POSTRETIREMENT PLANS

We use a December 31 measurement date for the postretirement plans.

Obligations and funded status

	For the years ended
	January 3, 2009		December 29, 2007
	NCC Plan	Company Plan	NCC Plan	Company Plan
Changes in benefit obligation
Benefit obligation, beginning of period	$513	$204	$708	$291
Interest cost	30	11	32	16
Actuarial loss (gain)	—	49	(198)	(81)
Benefits paid	(61)	(20)	(29)	(22)

Benefit obligation, end of period	$482	$244	$513	$204

Changes in plan assets
Fair value of plan assets, beginning of period	$—	$—	$—	$—
Employer contribution	61	20	29	22
Benefits paid and settlements	(61)	(20)	(29)	(22)

Fair value of plan assets, end of period	$—	$—	$—	$—

Funded status and net amount recognized
Plan assets less than benefit obligation	$(482)	$(244)	$(513)	$(204)

Net amounts recognized in the consolidated balance sheets	$(482)	$(244)	$(513)	$(204)

As of January 3, 2009 and December 29, 2007, amounts recognized in the consolidated balance sheet consist of $726 and $717, respectively, and are included in other non-current liabilities.

Amounts recognized in other comprehensive (loss) income (pretax) consist of a net loss of $38 at January 3, 2009 and a net gain of $166 at December 29, 2007. As of January 3, 2009 and December 29, 2007 amounts recognized in accumulated other comprehensive (loss) income (pretax) consist of a gain of $303 and $341, respectively. The estimated gain that is expected to be amortized from accumulated other comprehensive (loss) income into net periodic benefit (income) expense during 2009 is $32.

68    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the years ended
	January 3, 2009		December 29, 2007		December 30, 2006
	NCC Plan	Company Plan	NCC Plan	Company Plan	NCC Plan	Company Plan
Components of net periodic benefit (income) expense
Interest cost	$30	$11	$32	$16	$39	$15
Amortization of (gains) and losses	(38)	49	(32)	(81)	(6)	—

Net periodic benefit (income) expense	$(8)	$60	$—	$(65)	$33	$15

Assumptions

Weighted average assumptions used to determine benefit obligations:

	2008		2007
	NCC Plan	Company Plan	NCC Plan	Company Plan
Discount rate	6.00%	6.00%	6.50%	6.00%

Weighted average assumptions used to determine net periodic benefit (income) expense:

	For the years ended
	January 3, 2009		December 29, 2007		December 30, 2006
	NCC Plan	Company Plan	NCC Plan	Company Plan	NCC Plan	Company Plan
Discount rate	6.50%	6.00%	6.00%	6.00%	5.50%	5.50%

Assumed healthcare cost trend rates

	For the years ended
	January 3, 2009		December 29, 2007		December 30, 2006
	NCC Plan	Company Plan	NCC Plan	Company Plan	NCC Plan	Company Plan
Healthcare cost trend rate assumed for next year	8.00%	9.50%	7.50%	9.50%	8.00%	9.50%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%	5.00%	4.50%	5.00%	4.50%
Year that the rate reaches the ultimate trend rate	2016	2018	2013	2015	2013	2014

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A 1% point change in assumed healthcare cost trend rates would have the following effects on the NCC Plan:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	17	(16)

2008 Form 10-K    I    69

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A 1% point change in assumed healthcare cost trend rates would have the following effects on the Company Plan:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$—	$—
Effect on postretirement benefit obligation	9	(8)

Cash flows

Contributions

The postretirement plans are unfunded plans. We expect to contribute to the plan an amount equal to benefit payments to be made in 2009 which are estimated to be $105.

Estimated future benefit payments

Benefit payments, which reflect future service, as appropriate, are expected to be paid as follows:

2009	$105
2010	98
2011	91
2012	84
2013	77
2014-2018	285

10. STOCKHOLDERS' EQUITY

Treasury stock is accounted for by the cost method. In August 2007, the Board of Directors increased our stock repurchase program by an additional $12,563, increasing the amount available under the plan to $25,000. We are authorized to make repurchases from time to time in the open market as market conditions warrant and pursuant to other parameters set by our Board of Directors. We elected not to repurchase our common stock in 2008. Subsequent to August 2007 through December 29, 2007, we repurchased 803,550 shares of our common stock at a total cost of $12,526 at an average price per share of $15.59. During 2006, we repurchased 669,500 shares of our common stock at a total cost of $7,563 at an average price per share of $11.30.

11. STOCK-BASED COMPENSATION

On July 6, 2005, the Board of Directors adopted the Maidenform Brands, Inc. 2005 Stock Incentive Plan pursuant to which we can grant to employees, consultants and non-employee directors equity-based awards. Under this plan, 1,750,000 shares were set aside and reserved for issuance. The plan provides for a variety of vesting dates with the majority of the awards vesting in an annual increment of 25% of the number of awards granted over the first four years of the grant and expiring no later than ten years after date of grant.

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

70    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Option Plan for Non-Employee Directors, although previously granted stock options will continue to remain outstanding in accordance with the original terms of the awards under this plan.

In connection with the acquisition of Maidenform, Inc. by MF Acquisition Corporation on May 11, 2004 (the "2004 Acquisition"),we granted options under the Rollover Plan in substitution for certain in-the-money options under the former stock option plans of Maidenform, Inc. Under this plan, 775,000 shares of common stock and 14,100 shares of preferred stock were reserved for issuance upon exercise of options granted to key employees. Each Rollover Plan option vested in full on the date of grant and expires no later than ten years after the initial date of grant. No additional equity-based awards shall be available for issuance under the Rollover Plan, although previously granted stock options will continue to remain outstanding in accordance with the original terms of the awards under this plan.

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

Stock Options

The fair value of Stock Options on the grant dates were $1,261, $1,354 and $230 for Stock Options granted during 2008, 2007 and 2006, respectively. These amounts are being expensed over the vesting periods. We recorded stock-based compensation expense related to Stock Options, which represents the amortization of the fair value of the awards issued, of approximately $948, $2,306 and $2,016 for 2008, 2007 and 2006, respectively.

At January 3, 2009, there was approximately $2,180 of unrecognized compensation expense, adjusted for estimated forfeitures, related to non-vested Stock Options. Total unrecognized compensation expense will be adjusted for future changes in estimated forfeitures. This amount is expected to be recognized over a weighted average period of 1.7 years and does not include the impact of any future Stock Options awards.

At January 3, 2009, the aggregate intrinsic value of Stock Options outstanding and Stock Options exercisable was $9,131 and $11,800, respectively. The aggregate intrinsic value of Stock Options exercised was $1,621, $2,528 and $4,774 during 2008, 2007 and 2006, respectively. (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.)

2008 Form 10-K    I    71

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes Stock Options outstanding and exercisable at January 3, 2009:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Stock Options Outstanding		Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contract Life	Weighted Average Exercise Price
$1.82	738,250		4.3 years	$1.82	737,437	4.3 years	$1.82
3.64	847,855		5.2 years	3.64	847,042	5.2 years	3.64
10.98 – 15.04	298,629		6.2 years	13.83	34,132	4.2 years	11.58
17.00 – 19.11	517,307		4.1 years	17.65	309,572	3.8 years	17.28
0.01	217,529	(a)	3.8 years	0.01	217,529	3.8 years	0.01
0.06	2,172	(a)	3.1 years	0.06	2,172	3.1 years	0.06

	2,621,742		4.7 years		2,147,884	4.5 years

(a)
Options outstanding under the 2004 Rollover Stock Option Plan

Changes in Stock Options outstanding are summarized as follows:

	For the years ended
	January 3, 2009		December 29, 2007		December 30, 2006
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Stock Options outstanding, beginning of year	2,680,293	$6.14	2,707,498	$5.04	3,037,871	$4.77
Granted	248,980	14.34	185,963	19.11	51,574	11.42
Cancelled or forfeited	(158,784)	12.60	(17,152)	9.45	(139,543)	9.14
Exercised	(148,747)	2.27	(196,016)	2.93	(242,404)	0.73

Stock Options outstanding, end of year	2,621,742	$6.75	2,680,293	$6.14	2,707,498	$5.04

Stock Options exercisable, end of year	2,147,884	$4.74

Restricted Stock

The aggregate fair value of shares of Restricted Stock on their respective grant dates was $1,631 and $1,856 for shares of Restricted Stock granted during 2008 and 2007, respectively. This amount is being expensed over the vesting periods. We recorded stock-based compensation expense related to Restricted Stock, which represents the amortization of the fair value of the awards issued, of approximately $450 and $278 for 2008 and 2007, respectively.

At January 3, 2009, there was approximately $2,382 of unrecognized compensation expense, adjusted for estimated forfeitures, related to non-vested Restricted Stock. Total unrecognized compensation expense will be adjusted for future changes in estimated forfeitures. This amount is expected to be recognized over a weighted average period of 2.0 years and does not include the impact of any future Restricted Stock awards.

72    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in Restricted Stock outstanding are summarized as follows:

	For the years ended
	January 3, 2009		December 29, 2007
	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Restricted Stock	Weighted Average Grant Date Fair Value
Restricted Stock outstanding, beginning of year	96,286	$19.12	—	$—
Granted	112,602	14.48	97,067	19.12
Forfeited	(14,644)	18.60	(781)	18.92
Vested	(22,062)	19.12	—	—

Restricted Stock outstanding, end of year	172,182	$16.13	96,286	$19.12

12. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of and changes in accumulated other comprehensive (loss) income are as follows:

	Foreign Currency Translation Adjustment(a)	Adjustments to Pension Related Assets or Liabilities (net of tax)(b)	Interest Rate Swaps, (net of tax)(c)	Accumulated Other Comprehensive (Loss) Income
Balance, at December 31, 2005	$—	$—	$214	$214
Changes during the period(d)	45	(40)	(61)	(56)

Balance, at December 30, 2006	45	(40)	153	158
Changes during the period	574	672	(532)	714

Balance, at December 29, 2007	619	632	(379)	872
Changes during the period	(1,517)	(4,791)	28	(6,280)

Balance, at January 3, 2009	$(898)	$(4,159)	$(351)	$(5,408)

(a)
No tax benefit has been provided associated with the foreign currency translation adjustment due to management's decision to reinvest the earnings of our foreign subsidiaries indefinitely.

(b)
Deferred income tax assets (liabilities) provided for adjustment to pension related assets or liabilities were $2,717, ($414) and $27 for 2008, 2007 and 2006, respectively.

(c)
Deferred income tax assets (liabilities) provided for interest rate swaps were $230, $248 and ($97) for 2008, 2007 and 2006, respectively.

(d)
Change in pension related assets or liabilities reflects the impact of the initial adoption of SFAS No. 158 at December 30, 2006.

2008 Form 10-K    I    73

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES

Income before provision for income taxes consists of the following:

	For the years ended
	January 3, 2009	December 29, 2007	December 30, 2006
Domestic	$41,091	$58,672	$47,009
Foreign	301	218	(16)

Total	$41,392	$58,890	$46,993

Our provision for income taxes consists of the following:

	For the years ended
	January 3, 2009	December 29, 2007	December 30, 2006
Current
Federal	$9,952	$15,048	$12,050
State and local	2,106	3,473	2,484
Foreign	738	880	499

	12,796	19,401	15,033

Deferred
Federal	3,714	4,509	3,324
State and local	52	695	867
Foreign	110	81	7

	3,876	5,285	4,198

Total income tax provision	$16,672	$24,686	$19,231

Our income tax rate is reconciled to the U.S. federal statutory tax rate as follows:

	For the years ended
	January 3, 2009	December 29, 2007	December 30, 2006
Federal statutory tax rate	35.0%	35.0%	35.0%
Foreign income taxes	1.8	1.5	1.1
State and local income taxes, net of federal benefit	3.4	4.8	4.6
Equity related costs	—	—	0.3
Other	0.1	0.6	(0.1)

Effective tax rate	40.3%	41.9%	40.9%

74    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets (liabilities) are comprised of the following:

	2008	2007
Deferred tax assets—current
Accounts receivable reserves	$4,360	$4,376
Inventory reserves	4,378	4,110
Accrued liabilities	2,555	1,948
Other, net	544	581

	11,837	11,015

Deferred tax (liabilities) assets—noncurrent
Depreciation and amortization	(821)	(381)
Net operating losses	8,406	13,366
AMT credit	678	678
Intangible assets	(38,596)	(39,070)
Pension and postretirement liabilities	2,067	(278)
Stock-based compensation	2,237	2,198
Other, net	1,777	1,769

	(24,252)	(21,718)

Net deferred tax liabilities	$(12,415)	$(10,703)

Our income tax receivable of $4,179 at January 3, 2009 was included in prepaid expenses and other current assets. Our income tax payable of $27 at December 29, 2007, was included in accrued expenses and other current liabilities. In 2008, 2007 and 2006, we recorded an increase in additional paid-in capital of approximately $183, $798 and $1,881, respectively, for tax benefits from the exercise of stock options.

Section 382 of the Internal Revenue Code (Section 382) imposes limitations on a corporation's ability to utilize its net operating losses (NOLs) if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Upon emergence from bankruptcy, our NOLs were subject to Section 382 limitations. As a result of the 2004 Acquisition, we experienced an ownership change, as defined by Section 382. As a result of this ownership change, the utilization of our NOLs are subject to a new annual limitation under Section 382. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the sixty-month period after the ownership change. Based on fair values of certain assets as determined in connection with the 2004 Acquisition, we had approximately $66,700 of built-in gains that are anticipated to be recognized or deemed recognized during the aforementioned sixty-month period. Subsequent to the 2004 Acquisition, the sale of shares by others, including the initial public offering in July 2005, have resulted in additional changes in control for the purpose of Section 382; however, the annual limitation of our NOLs has not changed. At January 3, 2009, we had approximately $35,585 federal and state NOLs available for future utilization during the years of 2009 through 2023. During 2008, our combined limitation for our NOLs was approximately $11,545 and we utilized approximately $11,545 of NOLs. During 2007, our combined limitation for our NOLs was approximately $11,745 and we utilized approximately $11,745 of NOLs. During 2006, our combined limitation for our NOLs was approximately $12,100 and we utilized approximately $12,100 of NOLs.

2008 Form 10-K    I    75

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective at the beginning of the first quarter of 2007, we adopted FIN No. 48, which clarifies the accounting and disclosure for uncertainty in income taxes. As a result of the adoption, we recorded a decrease to beginning retained earnings of $1,631 and increased our accruals for uncertain tax positions and related interest and penalties by a corresponding amount. Additionally, we reclassified approximately $3,812 of reserves for unrecognized tax benefits from current and deferred to non-current liabilities. As of January 3, 2009 and December 29, 2007, the total unrecognized tax benefits were approximately $5,738 and $7,085, respectively, and would impact our effective tax rate, if recognized. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, are as follows:

	2008	2007
Balance, beginning of year	$7,085	$4,745
Additions for prior year tax positions	8	668
Additions for current year tax positions	439	1,672
Reductions for prior year tax positions	(802)	—
Reductions for the lapse of statutes	(992)	—

Balance, end of year	$5,738	$7,085

We recognize interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of January 3, 2009 and December 29, 2007, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, were approximately $1,478 and $1,201, respectively. For the years ended January 3, 2009 and December 29, 2007, we recorded $754 and $503, respectively, in interest and penalties before federal and, if applicable, state effect.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For federal income tax purposes, our 2005 through 2008 tax years (including the NOL carryforwards utilized in those years) remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, our 2003 through 2008 tax years (including the NOL carryforwards utilized in those years) remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for nine to ten years.

At January 3, 2009 and December 29, 2007, we had approximately $2,500 and $2,100, respectively, of undistributed earnings from foreign operations. No deferred taxes have been provided because we believe these earnings will be permanently reinvested abroad.

14. COMMITMENTS AND CONTINGENCIES

Purchase commitments

In the normal course of business, we enter into purchase commitments for both finished goods inventory and raw materials. At January 3, 2009, we had purchase commitments of $71,903 and believe that we have adequate reserves for expected losses arising from all purchase commitments.

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

76    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	2008	2007
Accrued wages, incentive compensation, payroll taxes and related benefits	$7,328	$9,868
Accrued customs duty	1,795	3,132
Accrued other	10,353	8,620

	$19,476	$21,620

Other accrued expenses and current liabilities include, among other items, accrued severance, trade promotion, freight, inventory return accrual, professional fees and interest.

16. VALUATION AND QUALIFYING ACCOUNTS

	Allowance for
	Doubtful Accounts	Inventory Valuation	Sales Returns and Allowance
Balance, at December 31, 2005	$224	$2,800	$7,776
Additions, charged to expense	44	7,632	42,827
Write-offs	—	(5,951)	(42,335)

Balance, at December 30, 2006	268	4,481	8,268
Additions, charged to expense	88	7,400	47,553
Write-offs	(57)	(7,140)	(46,306)

Balance, at December 29, 2007	299	4,741	9,515
Additions, charged to expense	2,218	8,856	51,890
Write-offs	(1,120)	(8,328)	(52,263)

Balance, at January 3, 2009	$1,397	$5,269	$9,142

In addition to the allowances for doubtful accounts and sales returns and allowances, we also include in accounts receivable reserves a reserve for term discounts and cooperative advertising commitments.

17. MAJOR CUSTOMERS AND SUPPLIERS

Each of the following wholesale segment customers were greater than 10% of our total net sales:

	For the years ended
	January 3, 2009	December 29, 2007	December 30, 2006
Customer A	16.4%	15.5%	12.7%
Customer B	10.9%	10.9%	12.9%
Customer C	14.6%	11.4%	7.7%

At January 3, 2009 and December 29, 2007, our five largest uncollateralized receivables represented approximately 63% of total accounts receivable.

	For the years ended
	January 3, 2009	December 29, 2007	December 30, 2006
Major suppliers information
Number of major suppliers	8	7	5
% of total purchases	54%	55%	58%

2008 Form 10-K    I    77

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. RELATED PARTY TRANSACTIONS

Prior to the refinancing of our credit facility on June 15, 2007, our credit facility, which included a consortium of institutions, was arranged with a financial institution who acted as the Administrative Agent for our credit facility. The Administrative Agent is also a stockholder of the Company since 2004. During 2008, 2007 and 2006, we paid transaction costs in the amount of $0, $25 and $300, respectively. We also incurred interest expense of $0, $3,672 and $8,592 for 2008, 2007 and 2006, respectively. In connection with the Registration Statement on Form S-3 filed on October 31, 2006, the Administrative Agent reduced its holdings to approximately 1.0% of our then outstanding shares of common stock.

During 2006, certain private equity funds managed by American International Group, Inc. ("AIG") were stockholders. We obtained various insurance policies for an aggregate purchase price of $361 during 2006 from an affiliate of AIG. The policies obtained during 2006 were recorded as prepaid expenses and other current assets and amortized over the term of the policies. At December 30, 2006, certain private equity funds managed by AIG were no longer stockholders of the Company.

19. SEGMENT INFORMATION

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

78    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the years ended
	January 3, 2009	December 29, 2007	December 30, 2006
Net sales
Wholesale	$355,032	$366,121	$360,647
Retail	58,510	56,043	56,188

Total	$413,542	$422,164	$416,835

Operating income
Wholesale	$41,954	$64,672	$51,361
Retail	3,959	3,247	4,153

Operating income	45,913	67,919	55,514
Interest expense, net	4,521	9,029	8,521

Income before provision for income taxes	$41,392	$58,890	$46,993

Depreciation and Amortization
Wholesale	$3,516	$3,015	$2,487
Retail	1,256	1,414	1,490

Total	$4,772	$4,429	$3,977

Net sales by geographic area
United States	$374,218	$383,806	$388,312
International(a)	39,324	38,358	28,523

Total	$413,542	$422,164	$416,835

Intercompany sales from Wholesale to Retail	$12,952	$13,497	$13,731

	2008	2007
Inventory
Wholesale(b)	$56,816	$60,263
Retail	8,223	8,778

Total	$65,039	$69,041

Identifiable assets
Wholesale	$271,188	$253,160
Retail	27,056	26,491

Total	$298,244	$279,651

Property, plant and equipment, net, by geographic area
United States	$19,116	$19,504
International	461	488

Total	$19,577	$19,992

(a)
International net sales are identified as international based on the location of the customer.

(b)
Wholesale inventories include inventories warehoused for the retail segment and wholesale in-transit inventory beginning mid 2007.

2008 Form 10-K    I    79

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. EARNINGS PER SHARE

The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	For the years ended
	January 3, 2009	December 29, 2007	December 30, 2006
Net income	$24,720	$34,204	$27,762

Weighted average number of common and common equivalent shares outstanding
Basic number of common shares outstanding	22,402,342	22,815,398	23,024,986
Dilutive effect of Stock Options and Restricted Stock	1,030,765	1,145,208	1,169,482

Dilutive number of common and common equivalent shares outstanding	23,433,107	23,960,606	24,194,468

Basic net earnings per common share	$1.10	$1.50	$1.21

Diluted net earnings per common share	$1.05	$1.43	$1.15

During 2008 and 2007, approximately 720,000 and 356,000 equity awards, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

21. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following table sets forth certain unaudited quarterly financial information:

	2008
Fiscal 2008	March 29, 2008	June 28, 2008	September 27, 2008	January 3, 2009
Net sales	$98,106	$108,063	$112,586	$94,787
Gross Profit	37,966	41,810	43,073	32,845
Operating income	11,563	14,518	15,193	4,639
Net income	6,039	7,807	8,445	2,429
Basic earnings per share	$0.27	$0.35	$0.38	$0.11
Diluted earnings per share	$0.26	$0.33	$0.36	$0.10

	2007
Fiscal 2007	March 31, 2007(1)	June 30, 2007	September 29, 2007	December 29, 2007
Net sales	$107,233	$118,960	$100,189	$95,782
Gross Profit	38,872	47,566	40,405	38,956
Operating income	20,196	20,503	14,617	12,603
Net income	10,592	9,482	7,779	6,351
Basic earnings per share	$0.46	$0.41	$0.34	$0.28
Diluted earnings per share	$0.44	$0.39	$0.32	$0.27

(1)
Our Retirement Plan was frozen effective January 1, 2007 for current participants and closed to new entrants. In connection with this freeze, we recorded a non-cash curtailment gain of $6,099, reflected in selling, general and administrative expenses in the first quarter of 2007.

80    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Maidenform Brands, Inc.
Condensed Balance Sheets
(in thousands, except share and per share amounts)

	January 3, 2009	December 29, 2007
Assets
Investment in Maidenform, Inc.	$118,873	$98,636
Other current assets	270	448

Total current assets	119,143	99,084
Deferred income taxes	515	533

Total assets	$119,658	$99,617

Stockholders' equity
Stockholders' equity
Preferred stock—$0.01 par value; 10,000,000 shares authorized and none issued and outstanding	$—	$—
Common stock—$0.01 par value; 100,000,000 shares authorized; 23,488,357 shares issued and 22,496,003 outstanding at January 3, 2009 and 23,488,357 issued and 22,357,292 outstanding at December 29, 2007	235	235
Additional paid-in capital	60,567	60,919
Retained earnings	78,246	53,526
Accumulated other comprehensive (loss) income	(5,408)	872
Treasury stock, at cost (992,354 shares at January 3, 2009 and 1,131,065 shares at December 29, 2007)	(13,982)	(15,935)

Total stockholders' equity	119,658	99,617

Total stockholders' equity	$119,658	$99,617

The accompanying note is an integral part of these condensed financial statements.

2008 Form 10-K    I    81

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maidenform Brands, Inc.
Condensed Statements of Income
(in thousands, except share and per share amounts)

	For the years ended
	January 3, 2009	December 29, 2007	December 30, 2006
Selling, general and administrative expenses	$(456)	$(857)	$(1,091)
Income tax benefit	214	311	276

Loss before equity in net income of Maidenform, Inc.	(242)	(546)	(815)
Equity in net income of Maidenform, Inc. (net of tax)	24,962	34,750	28,577

Net income	24,720	34,204	27,762

Basic earnings per common share	$1.10	$1.50	$1.21

Diluted earnings per common share	$1.05	$1.43	$1.15

Basic weighted average number of shares outstanding	22,402,342	22,815,398	23,024,986

Diluted weighted average number of shares outstanding	23,433,107	23,960,606	24,194,468

The accompanying note is an integral part of these condensed financial statements.

82    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maidenform Brands, Inc.
Condensed Statements of Cash Flows
(in thousands)

	For the years ended
	January 3, 2009	December 29, 2007	December 30, 2006
Cash flows from operating activities
Net income	$24,720	$34,204	$27,762
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation	183	508	502
Deferred income taxes	18	(141)	(201)
Excess tax benefits related to stock-based compensation	(278)	(798)	(1,881)
Equity in net income of Maidenform, Inc.	(24,962)	(34,750)	(28,577)
Net change in operating activities
Investment in Maidenform, Inc.	(339)	11,439	8,113
Other current assets	360	693	1,806

Net cash from operating activities	(298)	11,155	7,524

Cash flows from financing activities
Purchase of common stock for treasury	—	(12,526)	(7,563)
Proceeds from options exercised	235	573	171
Excess tax benefits related to stock-based compensation	278	798	1,881
Payments of employee withholding taxes related to equity awards	(215)	—	(2,013)

Net cash from financing activities	298	(11,155)	(7,524)

Net change in cash	—	—	—
Cash and cash equivalents
Beginning of period	—	—	—

End of period	$—	$—	$—

Supplementary disclosure of cash flow information
Non-cash intercompany transaction	$1,215	$2,076	$1,514

The accompanying note is an integral part of these condensed financial statements.

2008 Form 10-K    I    83

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

At January 3, 2009 and December 29, 2007, Maidenform, Inc. had restricted net assets of approximately $119,385, or 99.8% of total net assets and $86,742, or 87.1% of total net assets, respectively.

We have revised the classification in 2007 and 2006 as it relates to the Investment in Maidenform, Inc. to cash flows from operating activities from cash flows from investing activities.

For further information, reference should be made to the notes to the audited consolidated financial statements of the Company.

84    I    Maidenform Brands, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our "disclosure controls and procedures," as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of January 3, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended January 3, 2009, identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of January 3, 2009.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited our consolidated financial statements, has also audited the effectiveness of internal control over financial reporting as of January 3, 2009, as stated in their report which appears in the "Report of Independent Registered Public Accounting Firm" included elsewhere in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

2008 Form 10-K    I    85

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 with respect to (1) directors, (2) executive officers, (3) Audit Committee matters, (4) our Code of Ethics for the Chief Executive Officer and Senior Financial Officers and (5) compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the sections captioned (1) "Election of Directors," (2) "Executive Officers," (3) "Board Committees and Meetings—Audit Committee," (4) "Corporate Governance Documents" and (5) "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement for our 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than April 30, 2009 (the "Proxy Statement").

In June 2008, our Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange's corporate governance listing standards.

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

The following table provides certain information regarding the common stock authorized for issuance under our equity compensation plans, as of January 3, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1) (c)
Equity compensation plans approved by stockholders(2)	2,621,742	(3)	$6.75	733,194
Equity compensation plans not approved by stockholders	—		—	—

Total	2,621,742		$6.75	733,194

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

(3)
Includes stock appreciation rights with respect to 397,812 shares of common stock with a weighted average reference price of $16.21 per share.

86    I    Maidenform Brands, Inc.

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

2008 Form 10-K    I    87

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

(b)    Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
3.1	Intentionally omitted
3.2*	Form of Amended and Restated Certificate of Incorporation
3.3	Intentionally omitted
3.4	Intentionally omitted
3.5	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on November 5, 2008)
4.1*	Specimen Common Stock Certificate
4.2*	Amended and Restated Stockholders Agreement, dated as of July 8, 2005, by and among Maidenform Brands, Inc. and the stockholders of Maidenform Brands, Inc. listed on the signature pages thereto
4.3*	See Exhibits 3.2 and 3.5 for provisions defining the rights of holders of common stock of Maidenform Brands, Inc.
10.1*	Employment Agreement, dated as of May 11, 2004, between Maidenform, Inc. and Thomas J. Ward #
10.1(a)	Amendment Number One to the Employment Agreement, dated as of May 11, 2004, between Maidenform, Inc. and Thomas J. Ward (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on December 18, 2008) #
10.2*	Employment Agreement, dated as of June 14, 2005, between Maidenform, Inc. and Maurice Reznik #
10.3*	Employment Agreement, dated as of October 14, 2004, between Maidenform, Inc. and Dorvin D. Lively #
10.4*	Employment Agreement, dated as of November 1, 1999, between Maidenform, Inc. and Steven N. Masket #
10.5(a)*	2004 Stock Option Plan #
10.5(b)*	Amendment to 2004 Stock Option Plan #
10.6(a)*	2004 Rollover Stock Option Plan #
10.6(b)*	Amendment to 2004 Rollover Stock Option Plan #
10.7(a)*	2004 Stock Option Plan for Non-Employee Directors #
10.7(b)*	Amendment to 2004 Stock Option Plan for Non-Employee Directors #
10.8	Intentionally omitted
10.9*	2005 Stock Incentive Plan #

88    I    Maidenform Brands, Inc.

Exhibit No.	Description
10.10*	2005 Annual Performance Bonus Plan #
10.10(a)	Form of Non-Tandem Stock Appreciation Rights Agreement Pursuant to the Maidenform Brands, Inc. 2005 Stock Incentive Plan for grants to named executive officers (Incorporated by reference to Exhibit 10.10(a) to our Annual Report on Form 10-K filed on March 13, 2007) #
10.10(b)	Form of Restricted Stock Agreement Pursuant to the Maidenform Brands, Inc. 2005 Stock Incentive Plan for grants to named executive officers (Incorporated by reference to Exhibit 10.10(b) to our Annual Report on Form 10-K filed on March 13, 2007) #
10.10(c)	Amendment Number One to 2005 Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 5, 2008)
10.11(a)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Thomas J. Ward #
10.11(b)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Thomas J. Ward #
10.11(c)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Maurice S. Reznik #
10.11(d)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Steven N. Masket #
10.12	Intentionally omitted
10.13	Credit Agreement, dated as of June 15, 2007, entered into by and among Maidenform Brands, Inc., Maidenform, Inc., the lenders listed therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and Caisse de dépôt et placement du Québec, as Sole Lead Arranger. (Incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed on June 18, 2007)
10.14	Intentionally omitted
10.15*	Form of Indemnification Agreement
10.16*	Form of Sales Restriction Agreement
10.17	Employment Agreement, dated as of May 23, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Christopher W. Vieth (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2008) #
10.17(a)	Amendment Number One to Employment Agreement, dated as of May 23, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Christopher W. Vieth (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 18, 2008) #
10.18	Employment Agreement, dated as of October 8, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Patrick J. Burns (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended October 14, 2008) #
10.18(a)	Amendment Number One to Employment Agreement, dated as of October 8, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Patrick J. Burns (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on December 18, 2008) #
10.19	Employment Agreement, dated as of December 18, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Maurice Reznik (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 18, 2008) #

2008 Form 10-K    I    89

Exhibit No.	Description
10.2	Employment Agreement, dated as of December 18, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Steven N. Masket (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 18, 2008) #
10.21	Separation Agreement, dated as of January 16, 2009, by and among Maidenform Brands, Inc., Maidenform, Inc. and Steven N. Masket (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 16, 2009) #
21.1**	Subsidiaries of Maidenform Brands, Inc.
23.1**	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
31.1**	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference to the identically-numbered exhibit to the Registration Statement on Form S-1 of Maidenform Brands, Inc., as amended (Registration Statement No. 333-124228).

**
Filed herewith.

#
Management contract or compensatory plan or arrangement

90    I    Maidenform Brands, Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2009.

Maidenform Brands, Inc. (Registrant)
/s/ CHRISTOPHER W. VIETH Christopher W. Vieth Executive Vice President, Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March 2009.

Signature	Title

/s/ MAURICE S. REZNIK Maurice S. Reznik	Chief Executive Officer and Director (principal executive officer)
/s/ CHRISTOPHER W. VIETH Christopher W. Vieth	Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)
/s/ KAREN ROSE Karen Rose	Chairman of the Board
/s/ NORMAN AXELROD Norman Axelrod	Director
/s/ HAROLD COMPTON Harold Compton	Director
/s/ BARBARA EISENBERG Barbara Eisenberg	Director
/s/ DAVID B. KAPLAN David B. Kaplan	Director
/s/ ADAM L. STEIN Adam L. Stein	Director

2008 Form 10-K    I    91

Index to Exhibits

The following is a list of all exhibits filed as part of this Report:

Exhibit No.	Description
3.1	Intentionally omitted
3.2*	Form of Amended and Restated Certificate of Incorporation
3.3	Intentionally omitted
3.4	Intentionally omitted
3.5	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on November 5, 2008)
4.1*	Specimen Common Stock Certificate
4.2*	Amended and Restated Stockholders Agreement, dated as of July 8, 2005, by and among Maidenform Brands, Inc. and the stockholders of Maidenform Brands, Inc. listed on the signature pages thereto
4.3*	See Exhibits 3.2 and 3.5 for provisions defining the rights of holders of common stock of Maidenform Brands, Inc.
10.1*	Employment Agreement, dated as of May 11, 2004, between Maidenform, Inc. and Thomas J. Ward #
10.1(a)	Amendment Number One to the Employment Agreement, dated as of May 11, 2004, between Maidenform, Inc. and Thomas J. Ward (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on December 18, 2008) #
10.2*	Employment Agreement, dated as of June 14, 2005, between Maidenform, Inc. and Maurice Reznik #
10.3*	Employment Agreement, dated as of October 14, 2004, between Maidenform, Inc. and Dorvin D. Lively #
10.4*	Employment Agreement, dated as of November 1, 1999, between Maidenform, Inc. and Steven N. Masket #
10.5(a)*	2004 Stock Option Plan #
10.5(b)*	Amendment to 2004 Stock Option Plan #
10.6(a)*	2004 Rollover Stock Option Plan #
10.6(b)*	Amendment to 2004 Rollover Stock Option Plan #
10.7(a)*	2004 Stock Option Plan for Non-Employee Directors #
10.7(b)*	Amendment to 2004 Stock Option Plan for Non-Employee Directors #
10.8	Intentionally omitted
10.9*	2005 Stock Incentive Plan #
10.10*	2005 Annual Performance Bonus Plan #
10.10(a)	Form of Non-Tandem Stock Appreciation Rights Agreement Pursuant to the Maidenform Brands, Inc. 2005 Stock Incentive Plan for grants to named executive officers (Incorporated by reference to Exhibit 10.10(a) to our Annual Report on Form 10-K filed on March 13, 2007) #
10.10(b)	Form of Restricted Stock Agreement Pursuant to the Maidenform Brands, Inc. 2005 Stock Incentive Plan for grants to named executive officers (Incorporated by reference to Exhibit 10.10(b) to our Annual Report on Form 10-K filed on March 13, 2007) #
10.10(c)	Amendment Number One to 2005 Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 5, 2008)
10.11(a)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Thomas J. Ward #

92    I    Maidenform Brands, Inc.

Exhibit No.	Description
10.11(b)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Thomas J. Ward #
10.11(c)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Maurice S. Reznik #
10.11(d)*	Nonqualified Rollover Common Stock Option Agreement, dated as of May 11, 2004, by and between Maidenform Brands, Inc. and Steven N. Masket #
10.12	Intentionally omitted
10.13	Credit Agreement, dated as of June 15, 2007, entered into by and among Maidenform Brands, Inc., Maidenform, Inc., the lenders listed therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and Caisse de dépôt et placement du Québec, as Sole Lead Arranger. (Incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed on June 18, 2007)
10.14	Intentionally omitted
10.15*	Form of Indemnification Agreement
10.16*	Form of Sales Restriction Agreement
10.17	Employment Agreement, dated as of May 23, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Christopher W. Vieth (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2008) #
10.17(a)	Amendment Number One to Employment Agreement, dated as of May 23, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Christopher W. Vieth (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 18, 2008) #
10.18	Employment Agreement, dated as of October 8, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Patrick J. Burns (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended October 14, 2008) #
10.18(a)	Amendment Number One to Employment Agreement, dated as of October 8, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Patrick J. Burns (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on December 18, 2008) #
10.19	Employment Agreement, dated as of December 18, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Maurice Reznik (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 18, 2008) #
10.2	Employment Agreement, dated as of December 18, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Steven N. Masket (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 18, 2008) #
10.21	Separation Agreement, dated as of January 16, 2009, by and among Maidenform Brands, Inc., Maidenform, Inc. and Steven N. Masket (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 16, 2009) #
21.1**	Subsidiaries of Maidenform Brands, Inc.
23.1**	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
31.1**	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2008 Form 10-K    I    93

Exhibit No.	Description
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference to the identically-numbered exhibit to the Registration Statement on Form S-1 of Maidenform Bands, Inc. as amended (Registration Statement No. 333-124228).

**
Filed herewith.

#
Management contract or compensatory plan or arrangement

94    I    Maidenform Brands, Inc.