Form 10-Q
period 2009-04-04
Maidenform Brands, Inc.
filed 2009-05-13
CIK 1323531

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2009
[Common Stock, $0.01 par value per share]	23,172,216 shares

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	April 4, 2009	January 3, 2009
Assets
Current assets
Cash and cash equivalents	$26,294	$43,463
Accounts receivable, net	63,171	38,974
Inventories	69,200	65,039
Deferred income taxes	11,765	11,837
Prepaid expenses and other current assets	10,218	13,852
Total current assets	180,648	173,165
Property, plant and equipment, net	19,190	19,577
Goodwill	7,162	7,162
Intangible assets, net	97,068	97,358
Other non-current assets	922	982
Total assets	$304,990	$298,244

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$1,100	$1,100
Accounts payable	31,607	31,667
Accrued expenses and other current liabilities	20,279	19,476
Total current liabilities	52,986	52,243
Long-term debt	86,975	87,250
Deferred income taxes	24,564	24,252
Other non-current liabilities	14,488	14,841
Total liabilities	179,013	178,586

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock - $0.01 par value; 10,000,000 shares authorized and none issued and outstanding	-	-
Common stock - $0.01 par value; 100,000,000 shares authorized; 23,488,357 shares issued and 22,501,206 outstanding at April 4, 2009 and 23,488,357 issued and 22,496,003 outstanding at January 3, 2009	235	235
Additional paid-in capital	60,959	60,567
Retained earnings	84,239	78,246
Accumulated other comprehensive loss	(5,547)	(5,408)
Treasury stock, at cost (987,151 shares at April 4, 2009 and 992,354 shares at January 3, 2009)	(13,909)	(13,982)
Total stockholders’ equity	125,977	119,658
Total liabilities and stockholders’ equity	$304,990	$298,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended
	April 4, 2009	March 29, 2008

Net sales	$114,233	$98,106
Cost of sales	77,711	60,140
Gross profit	36,522	37,966
Selling, general and administrative expenses	25,968	26,403
Operating income	10,554	11,563

Interest expense, net	668	1,181
Income before provision for income taxes	9,886	10,382
Income tax expense	3,893	4,343
Net income	$5,993	$6,039
Basic earnings per common share	$0.27	$0.27
Diluted earnings per common share	$0.26	$0.26
Basic weighted average number of
shares outstanding	22,496,630	22,358,220
Diluted weighted average number of
shares outstanding	23,388,542	23,422,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	April 4, 2009	March 29, 2008
Cash flows from operating activities
Net income	$5,993	$6,039
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	912	933
Amortization of intangible assets	290	290
Amortization of deferred financing costs	46	47
Stock-based compensation	443	321
Deferred income taxes	316	504
Excess tax benefits related to stock-based compensation	(13)	(16)
Bad debt expense	209	40
Net changes in operating assets and liabilities
Accounts receivable	(24,526)	(9,025)
Inventories	(4,242)	6,103
Prepaid expenses and other current and non-current assets	(228)	79
Accounts payable	(57)	(9,952)
Accrued expenses and other current and non-current liabilities	1,064	(3,212)
Income taxes payable	3,393	2,886
Net cash from operating activities	(16,400)	(4,963)
Cash flows from investing activities
Capital expenditures	(445)	(341)
Net cash from investing activities	(445)	(341)
Cash flows from financing activities
Term loan repayments	(275)	(275)
Proceeds from stock options exercised	11	7
Excess tax benefits related to stock-based compensation	13	16
Payments of employee withholding taxes related to equity awards	(2)	-
Payments of capital lease obligations	(50)	(27)
Net cash from financing activities	(303)	(279)
Effects of exchange rate changes on cash	(21)	(288)
Net decrease in cash	(17,169)	(5,871)
Cash and cash equivalents
Beginning of period	43,463	16,602
End of period	$26,294	$10,731

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$968	$1,412
Income taxes	$59	$816

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
Maidenform Brands, Inc. and its subsidiaries (the “Company,” “we,” “us” or “our”) design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels including department stores and national chain stores, mass merchants (including warehouse clubs), and other (including specialty retailers, off-price retailers, foreign distributors and licensing income). In addition, we operated 77 and 78 retail outlet stores as of April 4, 2009 and March 29, 2008, respectively, and sell products on our websites.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position at April 4, 2009, the results of our operations for the three months ended April 4, 2009 and March 29, 2008, and cash flows for the three months ended April 4, 2009 and March 29, 2008. These adjustments consist of normal recurring adjustments. Operating results for the three months ended April 4, 2009 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at January 3, 2009 has been derived from our audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended January 3, 2009.

2.	DEBT

	April 4, 2009	January 3, 2009
Long-term debt
Term loan facility	$88,075	$88,350
Current maturities of long-term debt	1,100	1,100
Non-current portion of long-term debt	$86,975	$87,250

At April 4, 2009, we had $88,075 outstanding under our term loan, and $0 outstanding under our revolving loan with approximately $48,145 available for borrowings, after giving effect to $1,855 of outstanding letters of credit. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. Principal payments on the term loan are payable in quarterly installments of $275 with all remaining amounts due on the maturity date. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. In addition, subject to specified exceptions and limitations and reinvesting options, partial prepayments of outstanding loans may be required with the proceeds of asset sales, sales of equity and debt securities, and with certain insurance and condemnation proceeds.

Payments due on long-term debt during each of the five years subsequent to April 4, 2009, are as follows:

Balance of fiscal 2009	$825
In fiscal 2010	1,100
In fiscal 2011	1,100
In fiscal 2012	1,100
In fiscal 2013	1,100
Thereafter	82,850

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

3.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective December 30, 2007, we adopted Statement of Financial Accounting Standards (SFAS) No. 157 for our financial assets and liabilities measured at fair value on a recurring basis. The fair value hierarchy for disclosure of fair value measurements under SFAS No. 157 is as follows:

Level 1 -  Quoted prices in active markets for identical assets or liabilities
Level 2 -  Quoted prices for similar assets and liabilities in active markets or significant inputs that are observable
Level 3 -  Significant inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes liabilities measured at fair value on a recurring basis at April 4, 2009 and January 3, 2009, as required by SFAS No. 157:

	Level 1	Level 2	Level 3

Liabilities
Interest rate swap as of April 4, 2009	$-	$401	$-
Interest rate swap as of January 3, 2009	-	581	-

The fair value is determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources.

We manage our exposure to interest rate risk by maintaining a mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, we may use financial instruments in the form of interest rate swaps to help meet this objective. It is our policy to execute such instruments with banks we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. Effective July 30, 2007, we entered into an interest rate swap agreement to receive floating interest and pay fixed interest. This interest rate swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate term loan debt. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The interest rate swap agreement matures on December 31, 2009. At April 4, 2009, $20,000 of our outstanding term loan debt was hedged under this agreement. Cash payments or receipts between us and the counterparties to the swap agreement are recorded as an adjustment to interest expense.

The fair value of the derivative instrument in the condensed consolidated statement of financial position as of April 4, 2009 is summarized below:

	Liability derivatives
	Classification	Fair value

Interest rate swap	Accrued expenses and other current liabilities	$401

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

The effect of the derivative instrument designated as a cash flow hedge on the condensed consolidated financial statements for the three months ended April 4, 2009 was as follows:

	Amount of gain (loss) recognized in accumulated other comprehensive loss on effective hedges	Amount of gain (loss) reclassified from accumulated other comprehensive loss into interest expense

Interest rate swap	$(90)	$(198)

There was no significant gains or losses recognized in interest expense for the three months ended April 4, 2009 for hedge ineffectiveness. During the remainder of 2009, $243 will be reclassified to earnings into interest expense.

4.	BENEFIT PLANS AND POSTRETIREMENT PLANS

We sponsor a defined benefit pension plan covering substantially all eligible employees not covered by union plans. We also maintain post-retirement medical benefit plans for certain eligible retirees for which post-retirement benefit expense on a quarterly basis has been insignificant. The defined benefit pension plan was frozen for current participants and closed to new entrants since January 1, 2007.

The components of net periodic benefit expense (income) charged to operations are as follows:

	Three months ended
	April 4, 2009	March 29, 2008

Interest cost	$280	$277
Expected return on plan assets	(286)	(413)
Recognized net actuarial loss	68	-
Net periodic benefit expense (income)	$62	$(136)

5.	STOCKHOLDERS’ EQUITY

							Accumulated
	Common		Treasury		Additional		other	Total
	stock		stock		paid-in	Retained	comprehensive	stockholders'
	Shares	$	Shares	$	capital	earnings	loss	equity

Balance at January 3, 2009	23,488,357	$235	(992,354)	$(13,982)	$60,567	$78,246	$(5,408)	$119,658

Stock-based compensation					443			443
Equity award activity			5,203	73	(51)			22
Comprehensive income
Net income						5,993		5,993
Changes during the period							(139)	(139)
Total comprehensive income								5,854

Balance at April 4, 2009	23,488,357	$235	(987,151)	$(13,909)	$60,959	$84,239	$(5,547)	$125,977

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

6.	COMPREHENSIVE INCOME

The changes in comprehensive income are as follows:

	Three months ended
	April 4, 2009	March 29, 2008

Net income	$5,993	$6,039
Foreign currency translation adjustments (a)	(247)	(288)
Interest rate swap, net of tax	108	(315)
Comprehensive income	$5,854	$5,436

(a)	No tax benefit has been provided associated with the foreign currency translation adjustment due to management’s decision to reinvest the earnings of our foreign subsidiaries indefinitely.

7.	INCOME TAXES

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occurred); changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occurred); or impacts from tax law changes (to the extent such changes effect our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occurred). Our effective income tax rate for the three-month period ended April 4, 2009 was 39.4% as compared to an effective income tax rate for the three-month period ended March 29, 2008 of 41.8%. This decrease in the effective income tax rate was a result of reductions in taxes on income from foreign operations.

8.	SEGMENT INFORMATION

We report segment information in accordance with the provisions of SFAS No. 131, ‘‘Disclosures about Segments of an Enterprise and Related Information,’’ which requires segment information to be disclosed based on a ‘‘management approach.’’ The management approach refers to the internal reporting that we use for making operating decisions and assessing the performance of reportable segments. SFAS No. 131 also requires disclosure about products and services, geographic areas and major customers. For purposes of complying with SFAS No. 131, we identified our two reportable segments as ‘‘wholesale’’ and ‘‘retail.’’ Our wholesale sales are to department stores, national chain stores, mass merchants (including warehouse clubs), specialty retailers, off-price retailers, and third party distributors servicing similar customers in foreign countries, while our retail segment reflects our operations from our retail outlet stores and internet operations. Royalty income is also included in our wholesale segment. Within our reportable segments, wholesale includes corporate-related assets. Each segment’s results include the costs directly related to the segment’s net sales and all other costs allocated based on the relationship to consolidated net sales to support each segment’s net sales. Intersegment sales and transfers are recorded at cost and treated as a transfer of inventory.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

Information on segments and reconciliation to income before provision for income taxes, are as follows:

	Three months ended
	April 4, 2009	March 29, 2008

Net sales
Wholesale	$103,328	$86,625
Retail	10,905	11,481
Total	$114,233	$98,106

Operating income
Wholesale	$11,353	$12,092
Retail	(799)	(529)
Operating income	10,554	11,563
Interest expense, net	668	1,181
Income before provision
for income taxes	$9,886	$10,382

Depreciation and amortization
Wholesale	$932	$890
Retail	270	333
Total	$1,202	$1,223

Net sales by geographic area
United States	$107,198	$90,137
International (a)	7,035	7,969
Total	$114,233	$98,106

Intercompany sales from wholesale
to retail	$3,393	$2,785

	April 4, 2009	January 3, 2009
Identifiable assets
Wholesale	$279,490	$271,188
Retail	25,500	27,056
Total	$304,990	$298,244

(a) International net sales are identified as international based on the location of the customer.

At April 4, 2009 and January 3, 2009, our five largest uncollaterized receivables represented approximately 66% and 63% of total accounts receivable, respectively.

For the three-month period ended April 4, 2009, two customers in the wholesale segment each accounted for more than 10% of our consolidated net sales as compared to three customers in the wholesale segment for the three-month period ended March 29, 2008.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

9.	EARNINGS PER SHARE

The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three months ended
	April 4, 2009	March 29, 2008

Net income	$5,993	$6,039
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	22,496,630	22,358,220

Impact of dilutive securities	891,912	1,063,977

Dilutive number of common and common equivalent shares outstanding	23,388,542	23,422,197

Basic earnings per common share	$0.27	$0.27
Diluted earnings per common share	$0.26	$0.26

For the three-month periods ended April 4, 2009 and March 29, 2008, approximately 853,000 and 634,000 equity awards, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

10.	COMMITMENTS AND CONTINGENCIES

Purchase commitments

In the normal course of business, we enter into purchase commitments for both finished goods and raw materials. At April 4, 2009, we had purchase commitments of $55,951 and believe that we have adequate reserves for expected losses arising from all purchase commitments.

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

11.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	April 4, 2009	January 3, 2009

Accrued wages, incentive compensation, payroll taxes and related benefits	$6,794	$7,328
Accrued customs duty	3,130	1,795
Accrued other	10,355	10,353
	$20,279	$19,476

Other accrued expenses and current liabilities include, among other items, accrued severance, trade promotion, freight, accrued interest, inventory return accrual, and professional fees.

12.	RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This FSP will not impact the consolidated financial results as the requirements are disclosure-only in nature and is effective for interim reporting periods ending after June 15, 2009.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 enhances the disclosure requirements for derivative instruments and hedging activities. This standard is effective beginning in our 2009 fiscal year. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect our consolidated statements of financial position, results of operations or cash flows. We adopted the provisions of this statement effective January 4, 2009 and included the required disclosures within Note 3.

In February 2008, the FASB issued FSP No. FAS 157-2 (FSP 157-2), which delays the effective date of SFAS No. 157, "Fair Value Measurements," for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2.  We adopted FSP 157-2 effective January 4, 2009.

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

We sell our products under some of the most recognized brands in the intimate apparel industry. Our Maidenform®, Flexees®, Lilyette®, Control It!TM, LulehTM, Rendezvous®, Subtract® and private brands are sold in department stores and national chain stores. Our Sweet Nothings®, InspirationsTM, Bodymates®, Self Expressions® as well as private brands are distributed through mass merchants. These other brands leverage our product technology, but are separate brands with distinctly different logos. In addition to our owned brands, we also supply private brand products to certain retailers.

Trends in Our Business

We operate in two segments, wholesale and retail. Our wholesale segment includes both our domestic and international wholesale markets. Our retail segment includes our company-operated outlet stores and our websites.

We have identified many near-term opportunities for growth and operational improvements, as well as challenges, including general macro-economic conditions that may affect our customers and our business. In particular, management believes that there are many factors influencing the intimate apparel industry, including but not limited to: consistent demand for foundation garments, consumer demand for innovation and leading brands, sourcing and supply chain efficiencies, continued growth of the mass merchant channel, pressure from retailers brought about by the consolidation in the retail industry, increases in the cost of the raw materials used in intimate apparel products and uncertainty surrounding import restrictions.

We believe we are well-positioned to capitalize on or address these trends by, among other things:

•	increasing consumer identification with our brands through further marketing investments;
•	continuing to launch innovative products;
•	increasing our presence in department stores and national chain stores through the use of Maidenform®, Flexees®, Lilyette®, Control It!TM, LulehTM, Rendezvous®, Subtract® and private brands;
•	adding new higher end distribution with our women’s intimate apparel license agreement for the Donna Karan® and DKNY® brands;
•	increasing our presence in the mass merchant channel through the use of our Sweet Nothings®, Bodymates®, Self Expressions®, InspirationsTM, private brands and other brands for new customers;
•	expanding our international presence;
•	marketing rather than manufacturing our brands;
•	making selective acquisitions, entering into licenses, and developing products and marketing that will complement our existing products or distribution channels; and
•	merchandising, marketing and selling private brand products to selected retailers.

Wholesale Segment

The following trends are among the key variables that will affect our wholesale segment:

Department Stores and National Chain Stores. The department stores and national chain stores are where we generally sell the Maidenform®, Flexees® and Lilyette® brands. We plan to continue to invest in increasing our net sales with department store customers, which we believe is important to our long-term positioning in the channel. There has been a trend toward consolidation of department stores. We expect the rate of our future net sales growth with department stores to be moderated by the reduction in both the number of department store customers and the number of doors (distinct locations operated by a particular retailer) operated by these customers. We have grown both our market share and our net sales significantly over the past several years with national chain stores. We have customers located outside the United States that purchase our Maidenform®, Flexees® and Lilyette® brands. The majority of these net sales are included in the department stores and national chain stores channel. In 2009, we expect to add new customers within this channel as a result of our women’s intimate apparel license agreement for the Donna Karan® and DKNY® brands. This agreement grants us the rights to design, source and market a full collection of Donna Karan® and DKNY® women’s intimate apparel products.

Mass Merchants. The mass merchant channel includes both mass merchants and warehouse clubs. We intend to improve our penetration with mass merchants through the use of our brands Sweet Nothings®, InspirationsTM, Bodymates®, Self Expressions®, as well as private brands. We have experienced significant growth in this channel over the past several years and expect to achieve significant growth in the future as we are able to increase both the floor space and number of doors in which our products are sold. We expect that both our net sales to this channel and our net sales to this channel as a percentage of our total net sales are likely to increase over time. The volume and mix of net sales of our brands and of private label in the mass merchant channel can vary from period to period based upon strategic changes that our customers may implement from time to time. Net sales to customers in the mass merchant channel that are located outside the United States are included in this channel.

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

We will selectively target strategic acquisitions, licensing opportunities and a brand start-up to grow our consumer base and would utilize the acquired companies and licenses to complement the products, channels and geographic reach of our existing portfolio. We believe that acquisitions and licenses can enhance our product offerings to retailers and provide growth opportunities. We believe we can leverage our core competencies such as product development, brand management, logistics and marketing to create significant value from the acquired businesses and licenses. On May 6, 2008, we entered into a women’s intimate apparel license agreement for the Donna Karan® and DKNY® brands.

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

Selling, General and Administrative Expenses (SG&A). Our SG&A include all of our marketing, product development, selling, distribution and general and administrative expenses for both the wholesale and retail segments (which include our retail outlet store payroll and related benefits). General and administrative expenses include management payroll, benefits, travel, information systems, accounting, distribution, rent, insurance and legal costs. Additionally, depreciation related to the shipping function in our distribution centers and our corporate office assets such as furniture, fixtures, and equipment, as well as amortization of intellectual property, are included in SG&A.

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

Results of Operations

	Three months ended
	April 4, 2009	March 29, 2008
OPERATING DATA: (in millions)
Wholesale sales	$103.3	$86.6
Retail sales	10.9	11.5
Net sales	114.2	98.1
Cost of sales	77.7	60.1
Gross profit	36.5	38.0
Selling, general and administrative expenses	25.9	26.4
Operating income	$10.6	$11.6

	As a percentage of net sales
	Three months ended
	April 4, 2009	March 29, 2008
OPERATING DATA:
Wholesale sales	90.5%	88.3%
Retail sales	9.5	11.7
Net sales	100.0	100.0
Cost of sales	68.0	61.3
Gross profit	32.0	38.7
Selling, general and administrative expenses	22.7	26.9
Operating income	9.3%	11.8%

Our net sales are derived from two segments, wholesale and retail. Our net sales within the wholesale segment are grouped by channel, based upon the brands we sell and the customers to whom we sell, as follows: (1) department stores and national chain stores, (2) mass merchants and (3) other.

Our department stores and national chain stores channel primarily consists of sales of our Maidenform®, Flexees®, Lilyette®, Control It!TM, LulehTM, Rendezvous®, Subtract® and private brands on a worldwide basis to customers within this category. Within the mass merchant channel, we sell brands such as Sweet Nothings®, InspirationsTM, Bodymates®, Self Expressions® and private brands that are primarily dedicated to specific customers. These brands are all sold on a worldwide basis to mass merchants and, to a lesser degree, warehouse clubs. Our remaining sales are grouped within a channel designated as other and include private brand products sold to specialty retailers and all brand sales to off-price retail stores. In addition, we include licensing income as well as sales to foreign distributors in our other channel.

Our retail segment consists of outlet stores and internet sales. We had 77 outlet stores as of April 4, 2009 compared to 78 outlet stores as of March 29, 2008.

	Three months ended
			$	%
	April 4, 2009	March 29, 2008	change	change
	(in millions)
Department stores and national chain stores	$44.1	$48.4	$(4.3)	(8.9%)
Mass merchants	39.3	30.3	9.0	29.7
Other	19.9	7.9	12.0	151.9
Total wholesale	103.3	86.6	16.7	19.3

Retail	10.9	11.5	(0.6)	(5.2)

Total consolidated net sales	$114.2	$98.1	$16.1	16.4%

In addition, our mix of products sold worldwide between bras, shapewear, and panties for the three months ended April 4, 2009 and March 29, 2008, respectively, is summarized below:

	Three months ended
	April 4, 2009	March 29, 2008 (1)
Bras	65%	64%
Shapewear	29	28
Panties	6	8
	100%	100%

(1) Prior period amounts in this table have been reclassified to conform to the current year presentation.

Net Sales

Consolidated net sales increased by $16.1 million, or 16.4%, from $98.1 million for the three months ended March 29, 2008 to $114.2 million for the three months ended April 4, 2009.

Wholesale segment net sales increased by $16.7 million, or 19.3%, from $86.6 million for the three months ended March 29, 2008 to $103.3 million for the three months ended April 4, 2009. Total international net sales, which are included in the wholesale segment, decreased by $1.0 million, or 12.5%, from $8.0 million for the three months ended March 29, 2008 to $7.0 million for the three months ended April 4, 2009.

Our department stores and national chain stores channel net sales decreased by $4.3 million, or 8.9%, from $48.4 million for the three months ended March 29, 2008 to $44.1 million for the three months ended April 4, 2009.  This decrease reflected the weakness in this channel as a result of the global economic slowdown, along with promotional activities with retail partners to increase inventory productivity and lost sales associated with customer bankruptcies filed in the second half of 2008.  During the quarter, we launched our licensed brands DKNY® and Donna Karan®.  Our mass merchant channel net sales increased by $9.0 million, or 29.7%, from $30.3 million for the three months ended March 29, 2008 to $39.3 million for the three months ended April 4, 2009.  This increase was driven by the expansion of our Sweet Nothings® brand in the shapewear and bra categories, the addition of a new program with a warehouse customer and ongoing replenishment of our InspirationsTM brand which launched in the second quarter of 2008.  Other channel net sales, which include sales to specialty retailers, off-price retailers, foreign distributors and licensing income, increased by $12.0 million, or 151.9%, from $7.9 million for the three months ended March 29, 2008 to $19.9 million for the three months ended April 4, 2009.  This increase was due primarily from the introduction of products based on our patent-pending Total SolutionTM technology with a specialty retailer and higher sales to off-price retailers.

Net sales in our retail segment decreased by $0.6 million, or 5.2%, from $11.5 million for the three months ended March 29, 2008 to $10.9 million for the three months ended April 4, 2009.  We had 77 outlet stores as of April 4, 2009 compared to 78 outlet stores as of March 29, 2008. Same store sales, defined as sales from stores open more than one year, for the three-month period ended April 4, 2009 decreased 8.4% due largely from reduced customer traffic and weakness in the overall economy.  Our internet sales increased by $0.1 million, or 8.3%, from $1.2 million for the three months ended March 29, 2008 to $1.3 million for the three months ended April 4, 2009.

Gross Profit

Consolidated gross profit decreased by $1.5 million, or 3.9%, from $38.0 million for the three months ended March 29, 2008 to $36.5 million for the three months ended April 4, 2009.  As a percentage of net sales, consolidated gross margins decreased 670 basis points from 38.7% for the three months ended March 29, 2008 to 32.0% for the three months ended April 4, 2009.

Gross profit as a percentage of net sales for the wholesale segment decreased 720 basis points from 36.5% for the three months ended March 29, 2008 to 29.3% for the three months ended April 4, 2009.  This decrease was a result of increased promotional activity to drive inventory productivity, and the mix of customers and products, including a higher percentage of net sales from our lower margin other and mass merchant channels.

Gross profit as a percentage of net sales for the retail segment increased 120 basis points from 55.7% for the three months ended March 29, 2008 to 56.9% for the three months ended April 4, 2009.  This increase was a result of product mix.

Selling, General and Administrative Expenses (SG&A)

Consolidated SG&A decreased by $0.5 million, or 1.9%, from $26.4 million for the three months ended March 29, 2008 to $25.9 million for the three months ended April 4, 2009.  As a percentage of net sales, SG&A decreased from 26.9% for the three months ended March 29, 2008 to 22.7% for the three months ended April 4, 2009.

SG&A for our wholesale segment, which includes corporate-related expenses, decreased by $0.6 million, or 3.1%, from $19.5 million for the three months ended March 29, 2008 to $18.9 million for the three months ended April 4, 2009.  As a percentage of net sales, SG&A decreased from 22.5% for the three months ended March 29, 2008 to 18.3% for the three months ended April 4, 2009.  This decrease was largely due to managed cost reductions across most operating departments.  Partially offsetting this decrease in SG&A were expenses associated with our licensed brands Donna Karan® and DKNY®, which were not in the three months ended March 29, 2008.  Retail SG&A increased by $0.1 million, or 1.4%, from $6.9 million for the three months ended March 29, 2008 to $7.0 million for the three months ended April 4, 2009.

Operating Income

Our consolidated operating income decreased by $1.0 million, or 8.6%, from $11.6 million for the three months ended March 29, 2008 to $10.6 million for the three months ended April 4, 2009.  As a percentage of net sales, consolidated operating income decreased 250 basis points from 11.8% for the three months ended March 29, 2008 to 9.3% for the three months ended April 4, 2009.

For the foregoing reasons, operating income for the wholesale segment decreased by $0.7 million, or 5.8%, from $12.1 million for the three months ended March 29, 2008 to $11.4 million for the three months ended April 4, 2009.

Also, for the reasons discussed above, operating income for the retail segment decreased by $0.3 million, or 60.0%, from a loss of $0.5 million for the three months ended March 29, 2008 to a loss of $0.8 million for the three months ended April 4, 2009.

Interest Expense, Net

Interest expense, net, decreased by $0.5 million, or 41.7%, from $1.2 million for the three months ended March 29, 2008 to $0.7 million for the three months ended April 4, 2009.  The decrease was a combination of a lower average interest rate and lower average debt outstanding in the three months ended April 4, 2009 when compared to the three months ended March 29, 2008.

Income Tax Expense

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occurred); changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occurred); or impacts from tax law changes (to the extent such changes affect our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occurred). Our effective income tax rate for the three months ended April 4, 2009 was 39.4% compared to 41.8% for the three months ended March 29, 2008.  This decrease in the effective income tax rate was a result of reductions in taxes on income from foreign operations.

Net Income

For the foregoing reasons, our net income remained flat at $6.0 million, $0.26 per share, for the three months ended March 29, 2008 and April 4, 2009, respectively.

Liquidity and Capital Resources

Operating activities. Cash flows used in operating activities were $16.4 million for the three months ended April 4, 2009 compared to cash flows used in operating activities of $5.0 million for the three months ended March 29, 2008. This change was primarily driven by the use of cash from operations resulting from changes in working capital.  The increase in accounts receivable was due to higher sales for the three months ended April 4, 2009 when compared to the same period in the prior year, somewhat offset by higher cash collections.  The increase in inventory is a result of new product initiatives which we launched and will be launching in 2009, and supply chain management.

Investing activities. Cash flows used in investing activities were $0.4 million for the three months ended April 4, 2009 compared to $0.3 million for the three months ended March 29, 2008.

Financing activities. Cash flows used in financing activities were $0.3 million for both the three months ended April 4, 2009 and for the three months ended March 29, 2008.

At April 4, 2009 we had $88.1 million outstanding under our term loan, and $0 outstanding under our revolving loan with approximately $48.1 million available for borrowings, after giving effect to $1.9 million of outstanding letters of credit. Principal payments on the term loan are payable in quarterly installments of $0.3 million with all remaining amounts due on the maturity date. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. We were in compliance with all debt covenants at April 4, 2009.

Below is a summary of our actual performance under these financial covenants:

	April 4, 2009 Covenant	January 3, 2009 Covenant

Actual fixed charge coverage ratio	2.40 : 1.00	2.30 : 1.00
Minimum ratio required	1.25 : 1.00	1.25 : 1.00

Actual leverage ratio	1.24 : 1.00	0.90 : 1.00
Maximum ratio permitted	4.00 : 1.00	4.00 : 1.00

Actual consolidated capital expenditures	$445	$3,197
Maximum permitted	$15,000	$13,158

The global economic downturn and the continued volatility in the financial markets could have a material adverse effect on our business. Further deterioration in the financial markets could lead to business disruptions for certain of our suppliers, contract manufacturers or trade customers and consequently, could disrupt our business. However, we believe that our existing cash balances and available borrowings under our revolving loan, along with our future cash flow from operations, will enable us to meet our liquidity needs and capital expenditure requirements for the foreseeable future.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

We have various contractual obligations which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements.

The following table summarizes our significant contractual obligations and commercial commitments at April 4, 2009 and the future periods in which such obligations are expected to be settled in cash. In addition, the table below reflects the timing of principal and interest payments on outstanding borrowings.

	Balance of
	fiscal	In fiscal	In fiscal	In fiscal	In fiscal
(in millions)	2009	2010	2011	2012	2013	Thereafter	Total

Long-term debt	$0.8	$1.1	$1.1	$1.1	$1.1	$82.9	$88.1
Interest on long-term debt (1)	1.7	2.3	2.2	2.2	2.2	1.0	11.6
Obligations under capital lease (2)	0.2	0.2	0.1	0.1	-	-	0.6
Operating leases (3)	5.5	6.3	5.5	4.7	3.4	6.8	32.2
Total financial obligations	8.2	9.9	8.9	8.1	6.7	90.7	132.5
Other contractual obligations (4)	1.9	4.7	3.2	5.2	5.8	13.4	34.2
Purchase obligations (5)	55.2	0.8	-	-	-	-	56.0
Total financial obligations and commitments	$65.3	$15.4	$12.1	$13.3	$12.5	$104.1	$222.7

(1) The interest rate assumed for the variable portion of long-term debt was the rate in effect at April 4, 2009.
(2) Includes amounts classified as interest expense and SG&A.
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

In addition to the total contractual obligations and commitments included in the table above, we have a pension and post-retirement benefit obligations included in other non-current liabilities.

As of April 4, 2009, our total liabilities for unrecognized tax benefits and related interest and penalties amounted to $6.9 million (before federal and, if applicable, state effect). Liabilities for unrecognized tax benefits have not been included in the schedule of cash contractual obligations because we cannot make a reasonable, reliable estimate of the amount and period of related future payments of these liabilities.

Off-Balance Sheet Arrangements. Our most significant off-balance sheet financing arrangements as of April 4, 2009 are non-cancelable operating lease agreements, primarily for our company-operated outlet stores, our company headquarters and our leased distribution centers located in Shannon, Ireland and Fayetteville, North Carolina. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 3, 2009.

Recently Issued Accounting Standards
In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This FSP will not impact the consolidated financial results as the requirements are disclosure-only in nature and is effective for interim reporting periods ending after June 15, 2009.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 enhances the disclosure requirements for derivative instruments and hedging activities. This standard is effective beginning in our 2009 fiscal year. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect our consolidated statements of financial position, results of operations or cash flows. We adopted the provisions of this statement effective January 4, 2009 and included the required disclosures within Note 3 to the accompanying unaudited condensed consolidated financial statements.

In February 2008, the FASB issued FSP No. FAS 157-2 (FSP 157-2), which delays the effective date of SFAS No. 157, "Fair Value Measurements," for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2.  We adopted FSP 157-2 effective January 4, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk. We do not believe that we have significant foreign currency transactional exposures. For the three months ended April 4, 2009, $4.8 million of our total net sales were in currencies other than the U.S. dollar. During the three months ended April 4, 2009, our net sales were unfavorably impacted by $0.9 million due to foreign exchange rates. Most of our purchases are denominated in U.S. dollars. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

Interest Rate Risk. Interest rate risk is managed through a combination of variable and fixed rate debt. Our objective is to maintain a cost-effective mix that we deem appropriate and we have entered into an interest rate swap agreement to maintain this balance. At April 4, 2009, our debt portfolio was composed of variable-rate debt of which we hedge approximately 23% to a fixed rate. With respect to our variable-rate debt, a 1% change in interest rates would be immaterial.

Commodity Price Risk. We are subject primarily to commodity price risk arising from fluctuations in the market prices of raw materials used in the garments purchased from our sourcing vendors, if they pass along these increased costs. During the past five years, there has been no significant impact from commodity price fluctuations, and we do not currently use derivative instruments in the management of these risks. On a going-forward basis, fluctuations in crude oil prices or petroleum based product prices may also influence the prices of the related items such as chemicals, dyestuffs, man-made fibers and foam, and transportation costs. Raw material price increases could increase our cost of sales and decrease our profitability unless we are able to pass our higher costs on to our customers.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of April 4, 2009 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ending April 4, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Risks that could have a negative impact on our business, results of operations and financial condition include: our growth cannot be assured and any growth may be unprofitable; potential fluctuations in our results of operations or rate of growth; our dependence on a limited number of customers; we have larger competitors with greater resources; retail trends in the intimate apparel industry, including consolidation and continued growth in the development of private brands, resulting in downward pressure on prices, reduced floor space and other harmful changes; failure to anticipate, identify or promptly react to changing trends, styles, or consumer preferences; our leverage could adversely affect our financial condition; external events may disrupt our supply chain, result in increased cost of goods or an inability to deliver our products; events which result in difficulty in procuring or producing products on a cost-effective basis; increases in the prices of raw materials; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; foreign currency exposure; the sufficiency of cash to fund operations and capital expenditures; and the influence of adverse changes in general economic conditions. This list is intended to identify only certain of the principal factors that could have a material and adverse impact on our business, results of operations and financial condition.  A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K, filed with the Securities and Exchange Commission on March 11, 2009.

There are no material changes to the risk factors described in the Form 10-K, filed on March 11, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.
(b) None.
(c) None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:
10.1	Employment Agreement, dated as of April 3, 2009, by and among Maidenform Brands, Inc., Maidenform, Inc. and Nanci Prado

10.2	Employment Agreement, dated as of December 10, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Steven Castellano

10.3	Employment Agreement, dated as of September 25, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Gayle Weibley

10.3(a)	Amendment Number One to the Employment Agreement, dated as of December 10, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Gayle Weibley

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAIDENFORM BRANDS, INC. (Registrant)

Date: May 13, 2009	By:	/s/ Christopher W. Vieth
Name: Christopher W. Vieth
Title: Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX
10.1	Employment Agreement, dated as of April 3, 2009, by and among Maidenform Brands, Inc., Maidenform, Inc. and Nanci Prado

10.2	Employment Agreement, dated as of December 10, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Steven Castellano

10.3	Employment Agreement, dated as of September 25, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Gayle Weibley

10.3(a)	Amendment Number One to the Employment Agreement, dated as of December 10, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Gayle Weibley

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002