Form 10-Q
period 2009-07-04
Maidenform Brands, Inc.
filed 2009-08-12
CIK 1323531

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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
(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2009
[Common Stock, $0.01 par value per share]	23,327,916 shares

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	July 4, 2009	January 3, 2009
Assets
Current assets
Cash and cash equivalents	$46,463	$43,463
Accounts receivable, net	54,609	38,974
Inventories	66,019	65,039
Deferred income taxes	11,697	11,837
Prepaid expenses and other current assets	11,608	13,852
Total current assets	190,396	173,165
Property, plant and equipment, net	19,287	19,577
Goodwill	7,162	7,162
Intangible assets, net	96,778	97,358
Other non-current assets	862	982
Total assets	$314,485	$298,244

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$1,100	$1,100
Accounts payable	29,235	31,667
Accrued expenses and other current liabilities	22,625	19,476
Total current liabilities	52,960	52,243
Long-term debt	86,700	87,250
Deferred income taxes	25,123	24,252
Other non-current liabilities	14,631	14,841
Total liabilities	179,414	178,586

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock - $0.01 par value; 10,000,000 shares authorized and none issued and outstanding	-	-
Common stock - $0.01 par value; 100,000,000 shares authorized; 23,488,357 shares issued and 22,648,961 outstanding at July 4, 2009 and 23,488,357 issued and 22,496,003 outstanding at January 3, 2009	235	235
Additional paid-in capital	60,183	60,567
Retained earnings	91,517	78,246
Accumulated other comprehensive loss	(5,043)	(5,408)
Treasury stock, at cost (839,396 shares at July 4, 2009 and 992,354 shares at January 3, 2009)	(11,821)	(13,982)
Total stockholders’ equity	135,071	119,658
Total liabilities and stockholders’ equity	$314,485	$298,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended		Six months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Net sales	$114,205	$108,063	$228,438	$206,169
Cost of sales	73,084	66,253	150,795	126,393
Gross profit	41,121	41,810	77,643	79,776

Selling, general and administrative expenses	27,965	27,292	53,933	53,695
Operating income	13,156	14,518	23,710	26,081

Interest expense, net	632	1,131	1,300	2,312
Income before provision for income taxes	12,524	13,387	22,410	23,769

Income tax expense	5,246	5,580	9,139	9,923
Net income	$7,278	$7,807	$13,271	$13,846
Basic earnings per common share	$0.32	$0.35	$0.59	$0.62
Diluted earnings per common share	$0.31	$0.33	$0.57	$0.59
Basic weighted average number of shares outstanding	22,563,665	22,372,764	22,530,148	22,365,492
Diluted weighted average number of shares outstanding	23,567,315	23,446,634	23,477,929	23,434,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	July 4, 2009	June 28, 2008
Cash flows from operating activities
Net income	$13,271	$13,846
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,822	1,800
Amortization of intangible assets	580	581
Amortization of deferred financing costs	92	93
Stock-based compensation	1,113	682
Deferred income taxes	875	1,378
Excess tax benefits related to stock-based compensation	(377)	(13)
Bad debt expense	400	57
Net changes in operating assets and liabilities
Accounts receivable	(15,961)	(12,723)
Inventories	(906)	3,182
Prepaid expenses and other current and non-current assets	491	112
Accounts payable	(2,438)	(3,894)
Accrued expenses and other current and non-current liabilities	3,570	(2,159)
Income taxes payable	1,825	(2,688)
Net cash from operating activities	4,357	254
Cash flows from investing activities
Capital expenditures	(1,449)	(808)
Net cash from investing activities	(1,449)	(808)
Cash flows from financing activities
Term loan repayments	(550)	(550)
Proceeds from stock options exercised	442	31
Excess tax benefits related to stock-based compensation	377	13
Payments of employee withholding taxes related to equity awards	(68)	(73)
Payments of capital lease obligations	(100)	(54)
Net cash from financing activities	101	(633)
Effects of exchange rate changes on cash	(9)	(133)
Net increase (decrease) in cash	3,000	(1,320)
Cash and cash equivalents
Beginning of period	43,463	16,602
End of period	$46,463	$15,282
Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$1,568	$2,471
Income taxes	$5,950	$10,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
Maidenform Brands, Inc. and its subsidiaries (the “Company,” “we,” “us” or “our”) design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels including department stores and national chain stores, mass merchants (including warehouse clubs), and other (including specialty retailers, off-price retailers, foreign distributors and licensing income). In addition, we operated 75 and 77 retail outlet stores as of July 4, 2009 and June 28, 2008, respectively, and sell products on our websites.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position at July 4, 2009, the results of our operations for the three and six-month periods ended July 4, 2009 and June 28, 2008, and cash flows for the six months ended July 4, 2009 and June 28, 2008. These adjustments consist of normal recurring adjustments. Operating results for the three and six-month periods ended July 4, 2009 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at January 3, 2009 has been derived from our audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at fair value because of the short-term maturity of these instruments. The carrying amount of long-term debt at July 4, 2009 and January 3, 2009 approximates fair value as a result of the variable interest rates being accrued and paid on the majority of our debt.

Subsequent events were evaluated through August 12, 2009, the date these financial statements were available to be issued.

2.           DEBT

	July 4, 2009	January 3, 2009
Long-term debt
Term loan facility	$87,800	$88,350
Current maturities of long-term debt	1,100	1,100
Non-current portion of long-term debt	$86,700	$87,250

At July 4, 2009, we had $87,800 outstanding under our term loan, and $0 outstanding under our revolving loan with approximately $48,145 available for borrowings, after giving effect to $1,855 of outstanding letters of credit. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. Principal payments on the term loan are payable in quarterly installments of $275 with all remaining amounts due on the maturity date. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. In addition, subject to specified exceptions and limitations and reinvesting options, partial prepayments of outstanding loans may be required with the proceeds of asset sales, sales of equity and debt securities, and with certain insurance and condemnation proceeds.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

Payments due on long-term debt during each of the five years subsequent to July 4, 2009, are as follows:

Balance of fiscal 2009	$550
In fiscal 2010	1,100
In fiscal 2011	1,100
In fiscal 2012	1,100
In fiscal 2013	1,100
Thereafter	82,850

3.           DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective December 30, 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 for our financial assets and liabilities measured at fair value on a recurring basis. The fair value hierarchy for disclosure of fair value measurements under SFAS No. 157 is as follows:

Level 1 -  Quoted prices in active markets for identical assets or liabilities
Level 2 -  Quoted prices for similar assets and liabilities in active markets or significant inputs that are observable
Level 3 -  Significant inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes liabilities measured at fair value on a recurring basis at July 4, 2009 and January 3, 2009, as required by SFAS No. 157:

	Level 1	Level 2	Level 3

Liabilities
Interest rate swap as of July 4, 2009	$-	$231	$-
Interest rate swap as of January 3, 2009	-	581	-

The fair value is determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources.

We manage our exposure to interest rate risk by maintaining a mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, we may use financial instruments in the form of interest rate swaps to help meet this objective. It is our policy to execute such instruments with banks we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. Effective July 30, 2007, we entered into an interest rate swap agreement to receive floating interest and pay fixed interest. This interest rate swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate term loan debt. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The interest rate swap agreement matures on December 31, 2009. At July 4, 2009, $10,000 of our outstanding term loan debt was hedged under this agreement with the remaining balance at variable rates. Cash payments or receipts between us and the counterparties to the swap agreement are recorded as an adjustment to interest expense.

The fair value of the derivative instrument in the condensed consolidated statement of financial position as of July 4, 2009 is summarized below:

	Liability derivatives
	Classification	Fair value

Interest rate swap	Accrued expenses and other current liabilities	$231

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

The effect of the derivative instrument designated as a cash flow hedge on the condensed consolidated financial statements for the three and six-month periods ended July 4, 2009 are as follows:

	Three months ended		Six months ended
	Amount of gain (loss) recognized in accumulated other comprehensive income (loss) on effective hedges	Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	Amount of gain (loss) recognized in accumulated other comprehensive income (loss) on effective hedges	Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense

Interest rate swap	$170	$-	$350	$-

There were no significant gains or losses recognized in interest expense for the three and six-month periods ended July 4, 2009 for hedge ineffectiveness. During the remainder of 2009, $141, net of tax of $90, will be reclassified to earnings into interest expense.

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

The components of net periodic benefit expense (income) charged to operations are as follows:

	Three months ended		Six months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Interest cost	$280	$277	$560	$554
Expected return on plan assets	(286)	(413)	(572)	(826)
Recognized net actuarial loss	68	-	136	-
Net periodic benefit expense (income)	$62	$(136)	$124	$(272)

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

5.           STOCKHOLDERS’ EQUITY

							Accumulated
	Common		Treasury		Additional		other	Total
	stock		stock		paid-in	Retained	comprehensive	stockholders'
	Shares	$	Shares	$	capital	earnings	loss	equity

Balance at January 3, 2009	23,488,357	$235	(992,354)	$(13,982)	$60,567	$78,246	$(5,408)	$119,658

Stock-based compensation					1,113			1,113
Equity award activity			152,958	2,161	(1,497)			664
Comprehensive income
Net income						13,271		13,271
Changes during the period							365	365
Total comprehensive income								13,636

Balance at July 4, 2009	23,488,357	$235	(839,396)	$(11,821)	$60,183	$91,517	$(5,043)	$135,071

6.           COMPREHENSIVE INCOME

The changes in comprehensive income are as follows:
	Three months ended		Six months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Net income	$7,278	$7,807	$13,271	$13,846
Foreign currency translation adjustments (a)	402	156	155	(132)
Interest rate swap, net of tax (b)	102	314	210	(1)
Comprehensive income	$7,782	$8,277	$13,636	$13,713

(a)	No tax benefit has been provided associated with the foreign currency translation adjustment due to management’s decision to reinvest the earnings of our foreign subsidiaries indefinitely.
(b)	Net of tax of $68 and $140 for the three and six-month periods ended July 4, 2009, respectively. Net of tax of $209 and $0 for the three and six-month periods ended June 28, 2008, respectively.

7.           INCOME TAXES

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occurred); changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occurred); or impacts from tax law changes (to the extent such changes effect our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occurred). Our effective income tax rate for the three and six-month periods ended July 4, 2009 was 41.9% and 40.8%, respectively, as compared to an effective income tax rate for the three and six-month periods ended June 28, 2008 of 41.7%. This decrease in the effective income tax rate for the six months ended July 4, 2009 was a result of reductions in taxes on income from foreign operations.

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

Information on segments and reconciliation to income before provision for income taxes, are as follows:

	Three months ended		Six months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Net sales
Wholesale	$99,738	$93,548	$203,066	$180,173
Retail	14,467	14,515	25,372	25,996
Total	$114,205	$108,063	$228,438	$206,169

Operating income
Wholesale	$11,767	$13,252	$23,120	$25,344
Retail	1,389	1,266	590	737
Operating income	13,156	14,518	23,710	26,081
Interest expense, net	632	1,131	1,300	2,312
Income before provision for income taxes	$12,524	$13,387	$22,410	$23,769

Depreciation and amortization
Wholesale	$941	$836	$1,873	$1,726
Retail	259	322	529	655
Total	$1,200	$1,158	$2,402	$2,381

Net sales by geographic area
United States	$105,741	$97,424	$212,939	$187,561
International (a)	8,464	10,639	15,499	18,608
Total	$114,205	$108,063	$228,438	$206,169

Intercompany sales from Wholesale to Retail	$3,356	$3,126	$6,749	$5,911

	July 4, 2009	January 3, 2009
Identifiable assets
Wholesale	$289,353	$271,188
Retail	25,132	27,056
Total	$314,485	$298,244

(a) International net sales are identified as international based on the location of the customer.

At July 4, 2009 and January 3, 2009, our five largest uncollaterized receivables represented approximately 70% and 63% of total accounts receivable, respectively.

For the three-month periods ended July 4, 2009 and June 28, 2008, three customers in the wholesale segment each accounted for more than 10% of our consolidated net sales. For the six-month period ended July 4, 2009, two customers in the wholesale segment each accounted for more than 10% of our consolidated net sales as compared to three customers in the wholesale segment for the six-month period ended June 28, 2008.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

9.           EARNINGS PER SHARE

The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three months ended		Six months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Net income	$7,278	$7,807	$13,271	$13,846
Weighted average number of common and common equivalent shares outstanding:

Basic number of common shares outstanding	22,563,665	22,372,764	22,530,148	22,365,492

Impact of dilutive securities	1,003,650	1,073,870	947,781	1,068,924

Dilutive number of common and common equivalent shares outstanding	23,567,315	23,446,634	23,477,929	23,434,416

Basic earnings per common share	$0.32	$0.35	$0.59	$0.62
Diluted earnings per common share	$0.31	$0.33	$0.57	$0.59

For the three-month periods ended July 4, 2009 and June 28, 2008, approximately 600,000 and 546,000 equity awards, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect. For the six-month periods ended July 4, 2009 and June 28, 2008, approximately 726,000 and 590,000 equity awards, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

10.           COMMITMENTS AND CONTINGENCIES

Purchase commitments

In the normal course of business, we enter into purchase commitments for both finished goods and raw materials. At July 4, 2009, we had purchase commitments of $67,034 and believe that we have adequate reserves for expected losses arising from all purchase commitments.

Litigation

From time-to-time we are party to legal actions that arise in the ordinary course of business. Based on information presently available to us, we believe that we have adequate legal defenses, reserves or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse effect on our condensed consolidated statements of financial position, results of operations or cash flows.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

11.           ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	July 4, 2009	January 3, 2009

Accrued wages, incentive compensation, payroll taxes and related benefits	$8,852	$7,328
Accrued customs duty	3,287	1,795
Accrued other	10,486	10,353
	$22,625	$19,476

Other accrued expenses and current liabilities include, among other items, accrued severance, trade promotion, freight, accrued interest, inventory return accrual, and professional fees.

12.           RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), to provide guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP is effective for fiscal years ending after December 15, 2009. We are currently evaluating the impact that FSP FAS 132(R)-1 will have on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  We have adopted the provisions of this FSP effective July 4, 2009 and have included the required disclosures in Note 3.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. As the requirements under this FSP are consistent with our current practice, the implementation of this standard did not have a significant impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. SFAS 165 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date. Subsequent events that provide evidence about conditions that arose after the balance-sheet date should be disclosed if the financial statements would otherwise be misleading. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009, and should be applied prospectively. We have adopted the provisions of SFAS 165 and have included the required disclosures in Note 1.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will amend our financial statement disclosures accordingly beginning with our Quarterly Report on Form 10-Q for the three and nine-months ending October 3, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “potential,” “predicts,” “projects” or similar words or phrases, although not all forward-looking statements contain such identifying words. All forward-looking statements included in this report are based on information available to us on the date hereof. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we assume no obligation to update or revise publicly any forward-looking statements whether as a result of new information, future events or otherwise. Actual events or results may differ materially from those contained in the projections or forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, particularly in the section captioned “PART II – OTHER INFORMATION, Item 1A – Risk Factors.”

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

We sell our products under some of the most recognized brands in the intimate apparel industry. Our Maidenform®, Flexees®, Lilyette®, Control It!®, Luleh®, Rendezvous®, Subtract® and private brands are sold in department stores and national chain stores. Our Sweet Nothings®, InspirationsTM, Bodymates®, Self Expressions® and private brands are distributed through mass merchants. These other brands leverage our product technology, but are separate brands with distinctly different logos.  In addition to our owned brands, we also supply private brand products to certain retailers.

Trends in Our Business

We operate in two segments, wholesale and retail. Our wholesale segment includes both our domestic and international wholesale markets. Our retail segment includes our company-operated outlet stores and our websites.

We have identified many near-term opportunities for growth and operational improvements, as well as challenges, including general macro-economic conditions that may affect our customers and our business. In particular, management believes that there are many factors influencing the intimate apparel industry, including but not limited to: consistent demand for foundation garments, consumer demand for innovative and leading brands, sourcing and supply chain efficiencies, continued growth of the mass merchant channel, pressure from retailers brought about by the consolidation in the retail industry, increases in the cost of the raw materials used in intimate apparel products and uncertainty surrounding import restrictions.

We believe we are well-positioned to capitalize on or address these trends by, among other things:

•	increasing consumer identification with our brands through further marketing investments;
•	continuing to launch innovative products;
•	increasing our presence in department stores and national chain stores through the use of Maidenform®, Flexees®, Lilyette®, Control It!®, Luleh®, Rendezvous®, Subtract® and private brands;
•	expanding distribution of our Donna Karan® and DKNY® brands;
•	increasing our presence in the mass merchant channel through the use of our Sweet Nothings®, Bodymates®, Self Expressions®, InspirationsTM, private brands and other brands for new customers;
•	expanding our international presence;
•	marketing rather than manufacturing our brands;
•	making selective acquisitions, entering into license agreements, and developing and marketing new products that will complement our existing products or distribution channels; and
•	merchandising, marketing and selling private brand products to selected retailers.

Wholesale Segment

The following trends are among the key variables that will affect our wholesale segment:

Department Stores and National Chain Stores. The department stores and national chain stores are where we generally sell the Maidenform®, Flexees® and Lilyette® brands. We plan to continue to invest in increasing our net sales with department store customers, which we believe is important to our long-term positioning in the channel. There has been a trend toward consolidation of department stores. We expect the rate of our future net sales growth with department stores to be moderated by the reduction in both the number of department store customers and the number of doors (distinct locations operated by a particular retailer) operated by these customers. We have customers located outside the United States that purchase our Maidenform®, Flexees® and Lilyette® brands. The majority of these net sales are included in the department stores and national chain stores channel. In 2009, we have added new customers within this channel as a result of our license agreement for the Donna Karan® and DKNY® brands. This agreement grants us the rights to design, source and market a full collection of Donna Karan® and DKNY® women’s intimate apparel products.

Mass Merchants. The mass merchant channel includes both mass merchants and warehouse clubs. We intend to improve our penetration with mass merchants through the use of our brands Sweet Nothings®, InspirationsTM, Bodymates®, Self Expressions®, and private brands. We have experienced significant growth in this channel over the past several years and expect to achieve significant growth in the future as we are able to increase both the floor space and number of doors in which our products are sold. We expect that both our net sales to this channel and our net sales to this channel as a percentage of our total net sales are likely to increase over time. The volume and mix of net sales of our brands and of private label in the mass merchant channel can vary from period to period based upon strategic changes that our customers may implement from time to time. Net sales to customers in the mass merchant channel that are located outside the United States are included in this channel.

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

We will selectively target strategic acquisitions, licensing opportunities and a brand start-up to grow our consumer base and would utilize the acquired companies and licenses to complement our current products, channels and geographic scope. We believe that acquisitions and licenses can enhance our product offerings to retailers and provide growth opportunities. We believe we can leverage our core competencies such as product development, brand management, logistics and marketing to create significant value from the acquired businesses and licenses. On May 6, 2008, we entered into a women’s intimate apparel license agreement for the Donna Karan® and DKNY® brands.

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

Selling, General and Administrative Expenses (“SG&A”). Our SG&A include all of our marketing, product development, selling, distribution and general and administrative expenses for both the wholesale and retail segments (which include our retail outlet store payroll and related benefits). General and administrative expenses include management payroll, benefits, travel, information systems, accounting, distribution, rent, insurance and legal costs. Additionally, depreciation related to the shipping function in our distribution centers and our corporate office assets such as furniture, fixtures, and equipment, as well as amortization of intellectual property, are included in SG&A.

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

Net operating loss carryforwards (“NOLs”) enable a company to apply net operating losses incurred during a current period against a future period's profits in order to reduce cash tax liabilities in those future periods. In periods when a company is generating operating losses, its NOLs will increase. The tax effect of the NOLs is recorded as a deferred tax asset. If the company does not believe that it is “more likely than not” that it will be able to utilize the NOLs, it records a valuation allowance against the deferred tax asset. Additionally, Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the sixty-month period after the ownership change. Upon emergence from bankruptcy in 1999, our NOLs were subject to Section 382 limitations. As a result of the acquisition in 2004, we experienced a change in control as defined by Section 382. As a result of this ownership change, the utilization of our NOLs was subject to a new annual limitation under Section 382. Subsequent to the acquisition in 2004, sales of our shares by others, including the initial public offering in July 2005, have resulted in additional changes in control for the purpose of Section 382; however, the annual limitation of our NOLs has not changed. At January 3, 2009, we had approximately $35.6 million of federal and state NOLs available for utilization in the years from 2009 through 2023.

Results of Operations

	Three months ended		Six months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
OPERATING DATA: (in millions)
Wholesale sales	$99.7	$93.6	$203.0	$180.2
Retail sales	14.5	14.5	25.4	26.0
Net sales	114.2	108.1	228.4	206.2
Cost of sales	73.1	66.3	150.8	126.4
Gross profit	41.1	41.8	77.6	79.8
Selling, general and administrative expenses	28.0	27.3	53.9	53.7
Operating income	$13.1	$14.5	$23.7	$26.1

	As a percentage of net sales
	Three months ended		Six months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
OPERATING DATA:
Wholesale sales	87.3%	86.6%	88.9%	87.4%
Retail sales	12.7	13.4	11.1	12.6
Net sales	100.0	100.0	100.0	100.0
Cost of sales	64.0	61.3	66.0	61.3
Gross profit	36.0	38.7	34.0	38.7
Selling, general and administrative expenses	24.5	25.3	23.6	26.0
Operating income	11.5%	13.4%	10.4%	12.7%

Our net sales are derived from two segments, wholesale and retail. Our net sales within the wholesale segment are grouped by channel, based upon the brands we sell and the customers to whom we sell, as follows: (1) department stores and national chain stores, (2) mass merchants and (3) other.

Our department stores and national chain stores channel primarily consists of sales of our Maidenform®, Flexees®, Lilyette®, Control It!®, Luleh®, Rendezvous®, Subtract® and private brands on a worldwide basis to customers within this category. Within the mass merchant channel, we sell brands such as Sweet Nothings®, InspirationsTM, Bodymates®, Self Expressions® and private brands that are primarily dedicated to specific customers. These brands are all sold on a worldwide basis to mass merchants and, to a lesser degree, warehouse clubs. Our remaining sales are grouped within a channel designated as other and include private brand products sold to specialty retailers and all brand sales to off-price retail stores. In addition, we include licensing income as well as sales to foreign distributors in our other channel.

Our retail segment consists of outlet stores and internet sales. We had 75 outlet stores as of July 4, 2009 compared to 77 outlet stores as of June 28, 2008.

	Three months ended				Six months ended
			$	%			$	%
	July 4, 2009	June 28, 2008	change	change	July 4, 2009	June 28, 2008	change	change
	(in millions)				(in millions)
Department stores and
national chain stores	$56.4	$57.4	$(1.0)	(1.7)%	$100.5	$105.8	$(5.3)	(5.0)%
Mass merchants	26.4	28.5	(2.1)	(7.4)	65.7	58.8	6.9	11.7
Other	16.9	7.7	9.2	119.5	36.8	15.6	21.2	135.9
Total wholesale	99.7	93.6	6.1	6.5	203.0	180.2	22.8	12.7

Retail	14.5	14.5	-	-	25.4	26.0	(0.6)	(2.3)

Total consolidated net sales	$114.2	$108.1	$6.1	5.6%	$228.4	$206.2	$22.2	10.8%

In addition, our mix of products sold worldwide between bras, shapewear, and panties for the three and six-month periods ended July 4, 2009 and June 28, 2008, respectively, is summarized below:

	Three months ended		Six months ended
	July 4, 2009	June 28, 2008 (1)	July 4, 2009	June 28, 2008 (1)
Bras	64%	65%	65%	64%
Shapewear	29	28	29	28
Panties	7	7	6	8
	100%	100%	100%	100%

(1) Prior period amounts in this table have been reclassified to conform to the current year presentation.

Net Sales

Consolidated net sales increased by $6.1 million, or 5.6%, from $108.1 million for the three months ended June 28, 2008 to $114.2 million for the three months ended July 4, 2009. Consolidated net sales increased by $22.2 million, or 10.8%, from $206.2 million for the six months ended June 28, 2008 to $228.4 million for the six months ended July 4, 2009.

Wholesale segment net sales increased by $6.1 million, or 6.5%, from $93.6 million for the three months ended June 28, 2008 to $99.7 million for the three months ended July 4, 2009. Total international net sales, which are included in the wholesale segment, decreased by $2.1 million, or 19.8%, from $10.6 million for the three months ended June 28, 2008 to $8.5 million for the three months ended July 4, 2009.  International sales were adversely affected by currency exchange rates and lower sales in Russia.  Our department stores and national chain stores channel net sales decreased by $1.0 million, or 1.7%, from $57.4 million for the three months ended June 28, 2008 to $56.4 million for the three months ended July 4, 2009. This decrease reflected the weakness in this channel as a result of the global economic slowdown, along with promotional activities with retail partners to increase inventory productivity and lost sales associated with customer bankruptcies filed in the second half of 2008.  Partially offsetting this decrease were sales from our licensed brands DKNY® and Donna Karan® that we launched in the first quarter of 2009. Our mass merchant channel net sales decreased by $2.1 million, or 7.4%, from $28.5 million for the three months ended June 28, 2008 to $26.4 million for the three months ended July 4, 2009. This decrease was a result of a non-recurring program with a warehouse customer and lower private brand sales with one mass customer.  Partially offsetting this decrease was the continued growth of our Sweet Nothings® brand in the shapewear and bra categories.   Other channel net sales, which include sales to specialty retailers, off-price retailers, foreign distributors and licensing income, increased by $9.2 million, or 119.5%, from $7.7 million for the three months ended June 28, 2008 to $16.9 million for the three months ended July 4, 2009. This increase was due primarily to the replenishment of products based on our patent-pending Total SolutionTM technology with a specialty retailer and higher sales to off-price retailers.

Wholesale segment net sales increased by $22.8 million, or 12.7%, from $180.2 million for the six months ended June 28, 2008 to $203.0 million for the six months ended July 4, 2009. Total international net sales decreased by $3.1 million, or 16.7%, from $18.6 million for the six months ended June 28, 2008 to $15.5 million for the six months ended July 4, 2009, primarily resulting from the reasons mentioned above.  Our department stores and national chain stores channel net sales decreased by $5.3 million, or 5.0%, from $105.8 million for the six months ended June 28, 2008 to $100.5 million for the six months ended July 4, 2009. This decrease reflected the weakness in this channel as a result of the global economic slowdown, along with promotional activities with retail partners to increase inventory productivity and lost sales associated with customer bankruptcies filed in the second half of 2008.  Partially offsetting this decrease were sales from our licensed brands Donna Karan® and DKNY® that we launched in the first quarter of 2009. Our mass merchant channel net sales increased by $6.9 million, or 11.7%, from $58.8 million for the six months ended June 28, 2008 to $65.7 million for the six months ended July 4, 2009. This increase was driven by the expansion of our Sweet Nothings® brand in the bra and shapewear categories and ongoing replenishment of our InspirationsTM brand which launched in the second quarter of 2008, offset by a non-recurring program with a warehouse customer and lower private brand sales with one mass customer. Other channel net sales increased by $21.2 million, or 135.9%, from $15.6 million for the six months ended June 28, 2008 to $36.8 million for the six months ended July 4, 2009. This increase was due primarily to the replenishment of products based on our patent-pending Total SolutionTM technology with a specialty retailer and higher sales to off-price retailers.

Net sales in our retail segment were unchanged at $14.5 million for the three months ended July 4, 2009 when compared to the three months ended June 28, 2008. Net sales in our retail segment decreased $0.6 million, or 2.3%, from $26.0 million for the six months ended June 28, 2008 to $25.4 million for the six months ended July 4, 2009, due largely from reduced customer traffic and weakness in the overall economy. Same store sales, defined as sales from stores open more than one year, for the three and six-month periods ended July 4, 2009 decreased 6.4% and 7.3%, respectively.  Our internet sales for the three-month periods ended July 4, 2009 and June 28, 2008 remained unchanged at $1.2 million. Our internet sales increased by $0.1 million, or 4.2%, from $2.4 million for the six months ended June 28, 2008 to $2.5 million for the six months ended July 4, 2009.

Gross Profit

Consolidated gross profit decreased by $0.7 million, or 1.7%, from $41.8 million for the three months ended June 28, 2008 to $41.1 million for the three months ended July 4, 2009. As a percentage of net sales, consolidated gross margins decreased by 270 basis points from 38.7% for the three months ended June 28, 2008 to 36.0% for the three months ended July 4, 2009. Consolidated gross profit decreased by $2.2 million, or 2.8%, from $79.8 million during the six months ended June 28, 2008 to $77.6 million for the six months ended July 4, 2009. As a percentage of net sales, gross profit decreased by 470 basis points from 38.7% for the six months ended June 28, 2008 to 34.0% for the six months ended July 4, 2009.

Gross profit as a percentage of net sales for the wholesale segment decreased by 290 basis points from 35.5% for the three months ended June 28, 2008 to 32.6% for the three months ended July 4, 2009. This decrease was primarily driven by increased promotional activity to drive inventory productivity, and the mix of customers and products, including a higher percentage of net sales from our lower margin other channel. Gross profit as a percentage of net sales for the wholesale segment was 36.0% for the six months ended June 28, 2008 as compared to 30.9% for the six months ended July 4, 2009. This decrease of 510 basis points is mainly a result of the reasons mentioned above.

Gross profit as a percentage of net sales for the retail segment remained unchanged at 59.3% for the three-month periods ended July 4, 2009 when compared to the comparative period last year, and increased 60 basis points from 57.7% for the six months ended June 28, 2008 to 58.3% for the six months ended July 4, 2009. This increase for the six months ended July 4, 2009 was largely driven by product mix.

Selling, General and Administrative Expenses (“SG&A”)

Consolidated SG&A increased by $0.7 million, or 2.6%, from $27.3 million for the three months ended June 28, 2008 to $28.0 million for the three months ended July 4, 2009. However, as a percentage of net sales, SG&A decreased from 25.3% for the three months ended June 28, 2008 to 24.5% for the three months ended July 4, 2009.

SG&A for our wholesale segment, which includes corporate-related expenses, increased by $0.9 million, or 4.5%, from $19.9 million for the three months ended June 28, 2008 to $20.8 million for the three months ended July 4, 2009. However, as a percentage of net sales, wholesale segment SG&A decreased from 21.3% for the three months ended June 28, 2008 to 20.9% for the three months ended July 4, 2009. The increase of $0.9 million is a result of expenses associated with our licensed brands Donna Karan® and DKNY®, which were launched in early 2009, higher compensation costs of $1.3 million primarily resulting from incentive compensation, and increased professional fees of $0.8 million.  These additional expenses were partially offset by managed cost reductions across most operating departments. Retail SG&A decreased by $0.2 million, or 2.7%, from $7.4 million for the three months ended June 28, 2008 to $7.2 million for the three months ended July 4, 2009.

Consolidated SG&A increased by $0.2 million, or 0.4%, from $53.7 million for the six months ended June 28, 2008 to $53.9 million for the six months ended July 4, 2009. However, as a percentage of net sales, SG&A decreased from 26.0% for the six months ended June 28, 2008 to 23.6% for the six months ended July 4, 2009.

SG&A for our wholesale segment increased by $0.3 million, or 0.8%, from $39.4 million for the six months ended June 28, 2008 to $39.7 million for the six months ended July 4, 2009. However, as a percentage of net sales wholesale segment SG&A decreased from 21.9% for the six months ended June 28, 2008 to 19.6% for the six months ended July 4, 2009. The increase of $0.3 million is a result of expenses associated with our licensed brands Donna Karan® and DKNY®, which were launched in early 2009, higher compensation costs of $1.1 million primarily resulting from incentive compensation, and increased professional fees of $1.0 million.  These additional expenses were partially offset by managed cost reductions across most operating departments. Retail SG&A decreased by $0.1 million, or 0.7%, from $14.3 million for the six months ended June 28, 2008 to $14.2 million for the six months ended July 4, 2009.

Operating Income

Our consolidated operating income decreased by $1.4 million, or 9.7%, from $14.5 million for the three months ended June 28, 2008 to $13.1 million for the three months ended July 4, 2009. Our consolidated operating income decreased by $2.4 million, or 9.2%, from $26.1 million for the six months ended June 28, 2008 to $23.7 million for the six months ended July 4, 2009.

For the foregoing reasons, operating income for the wholesale segment decreased by $1.6 million, or 12.0%, from $13.3 million for the three months ended June 28, 2008 to $11.7 million for the three months ended July 4, 2009. Operating income for the wholesale segment decreased by $2.3 million, or 9.1%, from $25.4 million during the six months ended June 28, 2008 to $23.1 million during the six months ended July 4, 2009.

Also, for the reasons discussed above, operating income for the retail segment increased by $0.2 million, or 16.7%, from $1.2 million for the three months ended June 28, 2008 to $1.4 million for the three months ended July 4, 2009. The retail segment’s operating income decreased by $0.1 million, or 14.3%, from $0.7 million during the six months ended June 28, 2008 to $0.6 million for the six months ended July 4, 2009.

Interest Expense, Net

Interest expense, net, decreased by $0.5 million, or 45.5%, from $1.1 million for the three months ended June 28, 2008 to $0.6 million for the three months ended July 4, 2009 as we benefited primarily from a lower average interest rate for the current quarter when compared to the same period last year. The average balance of total debt outstanding decreased from $89.3 million for the three months ended June 28, 2008 to $88.2 million for the three months ended July 4, 2009, and the average interest rate during the three months ended June 28, 2008 was 5.2% as compared to an average interest rate of 2.5% during the three months ended July 4, 2009.

Interest expense, net, decreased $1.0 million, or 43.5%, from $2.3 million for the six months ended June 28, 2008 to $1.3 million for the six months ended July 4, 2009. The decrease was a result of the reason discussed above. The average balance of total debt outstanding decreased from $89.2 million for the six months ended June 28, 2008 to $88.3 million for the six months ended July 4, 2009. The average interest rate during the six months ended June 28, 2008 was 5.0% as compared to an average interest rate of 2.7% during the six months ended July 4, 2009.

Income Tax Expense

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occurred); changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occurred); or impacts from tax law changes (to the extent such changes affect our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occurred). Our effective income tax rate for the three and six-month periods ended July 4, 2009 was 41.9% and 40.8%, respectively, as compared to an effective income tax rate for the three and six-month periods ended June 28, 2008 of 41.7%. This decrease in the effective income tax rate for the six months ended July 4, 2009 was a result of reductions in taxes on income from foreign operations.

Net Income

For the foregoing reasons, our net income decreased by $0.5 million, or 6.4%, from $7.8 million for the three months ended June 28, 2008 to $7.3 million for the three months ended July 4, 2009. Our net income decreased by $0.5 million, or 3.6%, from $13.8 million for the six months ended June 28, 2008 to $13.3 million for the six months ended July 4, 2009.

Liquidity and Capital Resources

Operating activities. Cash flows provided by operating activities were $4.4 million for the six months ended July 4, 2009 compared to cash flows provided by operating activities of $0.3 million for the six months ended June 28, 2008. This change was primarily driven by the cash provided by operations resulting from changes in working capital.  The increase in accounts receivable was due to higher sales for the six months ended July 4, 2009 when compared to the same period in the prior year, somewhat offset by higher cash collections.  The increase in inventory is a result of new product initiatives which we launched and will be launching in 2009, and supply chain management.

Investing activities. Cash flows used in investing activities were $1.4 million for the six months ended July 4, 2009 compared to $0.8 million for the six months ended June 28, 2008.

Financing activities. Cash flows provided by financing activities were $0.1 million for the six months ended July 4, 2009 compared to cash flows used in financing activities of $0.6 million for the six months ended June 28, 2008.

At July 4, 2009 we had $87.8 million outstanding under our term loan, and $0 outstanding under our revolving loan with approximately $48.1 million available for borrowings, after giving effect to $1.9 million of outstanding letters of credit. Principal payments on the term loan are payable in quarterly installments of $0.3 million with all remaining amounts due on the maturity date. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. We were in compliance with all debt covenants at July 4, 2009.

Below is a summary of our actual performance under these financial covenants:

	July 4, 2009 Covenant	January 3, 2009 Covenant

Actual fixed charge coverage ratio	3.03 : 1.00	2.30 : 1.00
Minimum ratio required	1.25 : 1.00	1.25 : 1.00

Actual leverage ratio	0.86 : 1.00	0.90 : 1.00
Maximum ratio permitted	4.00 : 1.00	4.00 : 1.00

Actual consolidated capital expenditures	$1,449	$3,197
Maximum permitted	$15,000	$13,158

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

The following table summarizes our significant contractual obligations and commercial commitments at July 4, 2009 and the future periods in which such obligations are expected to be settled in cash. In addition, the table below reflects the timing of principal and interest payments on outstanding borrowings.

	Balance of
	fiscal	In fiscal	In fiscal	In fiscal	In fiscal
(in millions)	2009	2010	2011	2012	2013	Thereafter	Total

Long-term debt	$0.6	$1.1	$1.1	$1.1	$1.1	$82.8	$87.8
Interest on long-term debt (1)	0.9	1.7	1.7	1.7	1.7	0.8	8.5
Obligations under capital lease (2)	0.1	0.2	0.1	0.1	-	-	0.5
Operating leases (3)	3.7	6.3	5.5	4.7	3.4	6.8	30.4
Total financial obligations	5.3	9.3	8.4	7.6	6.2	90.4	127.2
Other contractual obligations (4)	1.5	4.7	3.2	5.2	5.8	13.4	33.8
Purchase obligations (5)	62.1	4.9	-	-	-	-	67.0
Total financial obligations and commitments	$68.9	$18.9	$11.6	$12.8	$12.0	$103.8	$228.0

(1) The interest rate assumed for the variable portion of long-term debt was the rate in effect at July 4, 2009.
(2) Includes amounts classified as interest expense and SG&A under capital leases.
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

In addition to the total contractual obligations and commitments included in the table above, we have pension and post-retirement benefit obligations included in other non-current liabilities of $5.3 million and $0.7 million, respectively at July 4, 2009.

As of July 4, 2009, our total liabilities for unrecognized tax benefits and related interest and penalties amounted to $7.0 million (before federal and, if applicable, state effect). Liabilities for unrecognized tax benefits have not been included in the schedule of cash contractual obligations because we cannot make a reasonable, reliable estimate of the amount and period of related future payments of these liabilities.

Off-Balance Sheet Arrangements. Our most significant off-balance sheet financing arrangements as of July 4, 2009 are non-cancelable operating lease agreements, primarily for our company-operated outlet stores, our company headquarters and our leased distribution centers located in Shannon, Ireland and Fayetteville, North Carolina. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

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

Recently Issued Accounting Standards
In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), to provide guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP is effective for fiscal years ending after December 15, 2009. We are currently evaluating the impact that FSP FAS 132(R)-1 will have on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  We have adopted the provisions of this FSP effective July 4, 2009 and have included the required disclosures in Note 3.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. As the requirements under this FSP are consistent with our current practice, the implementation of this standard did not have a significant impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. SFAS 165 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date. Subsequent events that provide evidence about conditions that arose after the balance-sheet date should be disclosed if the financial statements would otherwise be misleading. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009, and should be applied prospectively. We have adopted the provisions of SFAS 165 and have included the required disclosures in Note 1.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will amend our financial statement disclosures accordingly beginning with our Quarterly Report on Form 10-Q for the three and nine-months ending October 3, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk. We do not believe that we have significant foreign currency transactional exposures. For the three and six-month periods ended July 4, 2009, $7.6 million and $12.4 million, respectively, of our total net sales were in currencies other than the U.S. dollar. During the three and six-month periods ended July 4, 2009, our net sales were unfavorably impacted by $1.2 million and $2.1 million, respectively, due to foreign exchange rates. Most of our purchases are denominated in U.S. dollars. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

Interest Rate Risk. Interest rate risk is managed through a combination of variable and fixed rate debt. Our objective is to maintain a cost-effective mix that we deem appropriate and we have entered into an interest rate swap agreement to maintain this balance. At July 4, 2009, our debt portfolio was composed of variable-rate debt of which we hedge approximately 11% to a fixed rate. With respect to our variable-rate debt, a 1% change in interest rates would be immaterial.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of July 4, 2009 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ending July 4, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There are no material changes to the risk factors described in the Form 10-K filed on March 11, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.
(b) None.
(c) None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
a) On May 21, 2009, our Annual Meeting of the Stockholders was held in Iselin, New Jersey. There were 23,166,844 shares of common stock outstanding on the record date and entitled to vote at the Annual Meeting. A total of 21,345,313 votes were represented at the Annual Meeting.

b) The following directors were elected:

	Favor	Withheld

Karen Rose	18,449,012	2,896,301
Maurice S. Reznik	21,318,265	27,048
Norman Axelrod	21,200,421	144,892
Harold F. Compton	21,198,776	146,537
Barbara Eisenberg	21,296,346	48,967
David B. Kaplan	21,286,539	58,774
Adam L. Stein	21,289,331	55,982

c) The selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 2, 2010 was ratified with 21,196,445 votes in favor, 148,268 votes against, and 600 abstentions.

d) The amendment and restatement of the Maidenform Brands, Inc. 2005 Stock Incentive Plan was approved with 18,971,954 votes in favor, 1,425,763 votes against, 620 abstentions and 946,976 broker non-votes. The Maidenform Brands, Inc. 2005 Stock Incentive Plan was renamed to the Maidenform Brands, Inc. 2009 Omnibus Incentive Plan.

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

MAIDENFORM BRANDS, INC. (Registrant)

Date: August 12, 2009	By:	/s/ Christopher W. Vieth

Name: Christopher W. Vieth
Title: Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002