Form 10-Q
period 2009-10-03
Maidenform Brands, Inc.
filed 2009-11-12
CIK 1323531

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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
    reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                          No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2009
[Common Stock, $0.01 par value per share]	23,158,314 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	October 3, 2009	January 3, 2009
Assets
Current assets
Cash and cash equivalents	$62,113	$43,463
Accounts receivable, net	63,608	38,974
Inventories	59,376	65,039
Deferred income taxes	11,654	11,837
Prepaid expenses and other current assets	11,801	13,852
Total current assets	208,552	173,165
Property, plant and equipment, net	19,699	19,577
Goodwill	7,162	7,162
Intangible assets, net	96,487	97,358
Other non-current assets	793	982
Total assets	$332,693	$298,244

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$1,100	$1,100
Accounts payable	33,714	31,667
Accrued expenses and other current liabilities	22,992	19,476
Total current liabilities	57,806	52,243
Long-term debt	86,425	87,250
Deferred income taxes	21,128	24,252
Other non-current liabilities	11,847	14,841
Total liabilities	177,206	178,586

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock - $0.01 par value; 10,000,000 shares authorized and none issued and outstanding	-	-
Common stock - $0.01 par value; 100,000,000 shares authorized; 23,725,225 shares issued and 23,082,341 outstanding at October 3, 2009 and 23,488,357 issued and 22,496,003 outstanding at January 3, 2009	237	235
Additional paid-in capital	61,392	60,567
Retained earnings	107,553	78,246
Accumulated other comprehensive loss	(4,635)	(5,408)
Treasury stock, at cost (642,884 shares at October 3, 2009 and 992,354 shares at January 3, 2009)	(9,060)	(13,982)
Total stockholders’ equity	155,487	119,658
Total liabilities and stockholders’ equity	$332,693	$298,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended		Nine months ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Net sales	$128,685	$112,586	$357,123	$318,755
Cost of sales	84,050	69,513	234,845	195,906
Gross profit	44,635	43,073	122,278	122,849
Selling, general and administrative expenses	28,011	27,880	81,944	81,575
Operating income	16,624	15,193	40,334	41,274

Interest expense, net	494	1,014	1,794	3,326
Income before provision for income taxes	16,130	14,179	38,540	37,948
Income tax expense	94	5,734	9,233	15,657
Net income	$16,036	$8,445	$29,307	$22,291
Basic earnings per common share	$0.70	$0.38	$1.29	$1.00
Diluted earnings per common share	$0.67	$0.36	$1.24	$0.95
Basic weighted average number of shares outstanding	22,861,486	22,428,698	22,640,594	22,386,561
Diluted weighted average number of shares outstanding	23,826,097	23,461,633	23,593,985	23,443,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	October 3, 2009	September 27, 2008
Cash flows from operating activities
Net income	$29,307	$22,291
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	2,651	2,690
Amortization of intangible assets	871	871
Amortization of deferred financing costs	138	142
Stock-based compensation	1,774	1,117
Deferred income taxes	(3,191)	3,874
Excess tax benefits related to stock-based compensation	(2,349)	(60)
Bad debt expense	214	1,102
Other non-cash items	(2,478)	-
Net changes in operating assets and liabilities
Accounts receivable	(24,599)	(7,454)
Inventories	5,807	5,923
Prepaid expenses and other current and non-current assets	929	(235)
Accounts payable	2,034	(3,812)
Accrued expenses and other current and non-current liabilities	3,962	(976)
Income taxes payable	3,201	(2,160)
Net cash from operating activities	18,271	23,313
Cash flows from investing activities
Capital expenditures	(2,692)	(1,358)
Net cash from investing activities	(2,692)	(1,358)
Cash flows from financing activities
Term loan repayments	(825)	(825)
Proceeds from stock options exercised	1,877	151
Excess tax benefits related to stock-based compensation	2,349	60
Payments of employee withholding taxes related to equity awards	(162)	(73)
Payments of capital lease obligations	(151)	(135)
Net cash from financing activities	3,088	(822)
Effects of exchange rate changes on cash	(17)	(725)
Net increase in cash	18,650	20,408
Cash and cash equivalents
Beginning of period	43,463	16,602
End of period	$62,113	$37,010

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$2,043	$3,760
Income taxes	$11,288	$13,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
Maidenform Brands, Inc. and its subsidiaries (the “Company,” “we,” “us” or “our”) design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels including department stores and national chain stores, mass merchants (including warehouse clubs), and other (including specialty retailers, off-price retailers, foreign distributors and licensees). In addition, we operated 76 retail outlet stores as of October 3, 2009 and September 27, 2008, and sell products on our websites.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position at October 3, 2009, the results of our operations for the three and nine-month periods ended October 3, 2009 and September 27, 2008, and cash flows for the nine months ended October 3, 2009 and September 27, 2008. These adjustments consist of normal recurring adjustments. Operating results for the three and nine-month periods ended October 3, 2009 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at January 3, 2009 has been derived from our audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

These condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The financial statements included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended January 3, 2009.

We consider all highly liquid investments that have original maturities of three months or less to be cash equivalents. Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at fair value because of the short-term maturity of these instruments. The carrying amount of long-term debt at October 3, 2009 and January 3, 2009 approximates fair value as a result of the variable interest rates being accrued and paid on the majority of our debt.

Subsequent events were evaluated through November 12, 2009, the date these financial statements were issued.

2.           DEBT

	October 3, 2009	January 3, 2009
Long-term debt
Term loan facility	$87,525	$88,350
Current maturities of long-term debt	1,100	1,100
Non-current portion of long-term debt	$86,425	$87,250

At October 3, 2009, we had $87,525 outstanding under our term loan, and $0 outstanding under our revolving loan with approximately $48,145 available for borrowings, after giving effect to $1,855 of outstanding letters of credit. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. Principal payments on the term loan are payable in quarterly installments of $275 with all remaining amounts due on the maturity date. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. In addition, subject to specified exceptions and limitations and reinvesting options, partial prepayments of outstanding loans may be required with the proceeds of asset sales, sales of equity and debt securities, and with certain insurance and condemnation proceeds.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

Payments due on long-term debt during each of the five years subsequent to October 3, 2009, are as follows:

Balance of fiscal 2009	$275
In fiscal 2010	1,100
In fiscal 2011	1,100
In fiscal 2012	1,100
In fiscal 2013	1,100
Thereafter	82,850

3.           DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 -  Quoted prices in active markets for identical assets or liabilities
Level 2 -  Quoted prices for similar assets and liabilities in active markets or significant inputs that are observable
Level 3 -  Significant inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes liabilities measured at fair value on a recurring basis at October 3, 2009 and January 3, 2009:

	Level 1	Level 2	Level 3

Liabilities
Interest rate swap as of October 3, 2009	$-	$122	$-
Interest rate swap as of January 3, 2009	-	581	-

The fair value is determined using inputs from observable market data that are actively quoted and can be validated through external sources.

When considered necessary, we may use financial instruments in the form of interest rate swaps to minimize our interest rate fluctuations. It is our policy to execute such instruments with banks we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. Effective July 30, 2007, we entered into an interest rate swap agreement to receive floating interest and pay fixed interest. This interest rate swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate term loan debt. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The interest rate swap agreement matures on December 31, 2009. At October 3, 2009, $10,000 of our outstanding term loan debt was hedged under this agreement with the remaining balance at variable rates. Cash payments or receipts between us and the counterparties to the swap agreement are recorded as an adjustment to interest expense.

The fair value of the derivative instrument in the condensed consolidated statement of financial position as of October 3, 2009 is summarized below:

	Liability derivatives
	Classification	Fair value

Interest rate swap	Accrued expenses and other current liabilities	$122

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

The effect of the derivative instrument designated as a cash flow hedge on the condensed consolidated financial statements for the three and nine-month periods ended October 3, 2009 are as follows:

	Three months ended		Nine months ended
	Amount of gain (loss) recognized in accumulated other comprehensive income (loss) on effective hedges	Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	Amount of gain (loss) recognized in accumulated other comprehensive income (loss) on effective hedges	Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense
Interest rate swap	$109	$-	$459	$-

There were no significant gains or losses recognized in interest expense for the three and nine-month periods ended October 3, 2009 for hedge ineffectiveness. During the remainder of 2009, $76, net of tax of $46, will be reclassified to earnings into interest expense.

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

The components of net periodic benefit expense (income) charged to operations are as follows:

	Three months ended		Nine months ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Interest cost	$280	$277	$840	$831
Expected return on plan assets	(286)	(413)	(858)	(1,239)
Recognized net actuarial loss	44	-	180	-
Net periodic benefit expense (income)	$38	$(136)	$162	$(408)

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

5.           STOCKHOLDERS’ EQUITY

							Accumulated
	Common		Treasury		Additional		other	Total
	stock		stock		paid-in	Retained	comprehensive	stockholders'
	Shares	$	Shares	$	capital	earnings	loss	equity

Balance at January 3, 2009	23,488,357	$235	(992,354)	$(13,982)	$60,567	$78,246	$(5,408)	$119,658

Stock-based compensation					1,774			1,774
Equity award activity	236,868	2	349,470	4,922	(949)			3,975
Comprehensive income
Net income						29,307		29,307
Changes during the period							773	773
Total comprehensive income								30,080

Balance at October 3, 2009	23,725,225	$237	(642,884)	$(9,060)	$61,392	$107,553	$(4,635)	$155,487

6.           COMPREHENSIVE INCOME

The changes in comprehensive income are as follows:

	Three months ended		Nine months ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Net income	$16,036	$8,445	$29,307	$22,291
Foreign currency translation adjustments (a)	235	(593)	390	(725)
Interest rate swap, net of tax (b)	65	118	275	117
Pension related assets or liabilities, net of tax (c)	108	-	108	-
Comprehensive income	$16,444	$7,970	$30,080	$21,683

(a)	No tax benefit has been provided on the foreign currency translation adjustment due to management’s decision to reinvest the earnings of our foreign subsidiaries indefinitely.
(b)	Net of tax of $44 and $184 for the three and nine-month periods ended October 3, 2009, respectively. Net of tax of $78 for the three and nine-month periods ended September 27, 2008, respectively.
(c)	Net of tax of $72 for the three and nine-month periods ended October 3, 2009, respectively.

7.           INCOME TAXES

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occurred); changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occurred); or impacts from tax law changes (to the extent such changes effect our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occurred). Our effective income tax rate for the three and nine-month periods ended October 3, 2009 was 0.6% and 24.0%, respectively, as compared to an effective income tax rate for the three and nine-month periods ended September 27, 2008 of 40.4% and 41.3%, respectively. The lower effective income tax rate in the three and nine month periods ending October 3, 2009 was due primarily to a benefit of $6,069 resulting from the resolution of an Internal Revenue Service (“IRS”) audit for the 2005 tax year, which was concluded during the period. As a result, we have adjusted our liabilities for uncertain tax positions under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740.10.25 and recognized additional net deferred tax assets, principally in relation to net operating losses.  The remaining decrease in the effective income tax rate in the three and nine-month periods ended October 3, 2009 was a result of reductions in taxes on income from foreign operations.

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

Information on segments and reconciliation to income before provision for income taxes, are as follows:

	Three months ended		Nine months ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Net sales
Wholesale	$111,887	$94,902	$314,953	$275,075
Retail	16,798	17,684	42,170	43,680
Total	$128,685	$112,586	$357,123	$318,755

Operating income
Wholesale	$13,905	$12,282	$37,025	$37,626
Retail	2,719	2,911	3,309	3,648
Operating income	16,624	15,193	40,334	41,274
Interest expense, net	494	1,014	1,794	3,326
Income before provision for income taxes	$16,130	$14,179	$38,540	$37,948

Depreciation and amortization
Wholesale	$876	$869	$2,749	$2,595
Retail	244	311	773	966
Total	$1,120	$1,180	$3,522	$3,561

Net sales by geographic area
United States	$118,760	$100,953	$331,699	$288,514
International (a)	9,925	11,633	25,424	30,241
Total	$128,685	$112,586	$357,123	$318,755

Intercompany sales from Wholesale to Retail	$4,640	$4,086	$11,389	$9,997

	October 3, 2009	January 3, 2009
Identifiable assets
Wholesale	$307,856	$271,188
Retail	24,837	27,056
Total	$332,693	$298,244

(a) International net sales are identified as international based on the location of the customer.

At October 3, 2009 and January 3, 2009, our five largest uncollateralized receivables represented approximately 68% and 63% of total accounts receivable, respectively.

For the three and nine-month periods ended October 3, 2009, we had two customers, Kohl’s and Wal-Mart, that each accounted for more than 10% of our consolidated net sales. For the three and nine-month periods ended September 27, 2008, we had three customers, Kohl’s, Wal-Mart and Macy’s, that each accounted for more than 10% of our consolidated net sales.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

9.           EARNINGS PER SHARE

The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three months ended		Nine months ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Net income	$16,036	$8,445	$29,307	$22,291
Weighted average number of common and common equivalent shares outstanding:

Basic number of common shares outstanding	22,861,486	22,428,698	22,640,594	22,386,561

Impact of dilutive securities	964,611	1,032,935	953,391	1,056,927

Dilutive number of common and common equivalent shares outstanding	23,826,097	23,461,633	23,593,985	23,443,488

Basic earnings per common share	$0.70	$0.38	$1.29	$1.00
Diluted earnings per common share	$0.67	$0.36	$1.24	$0.95

For the three-month periods ended October 3, 2009 and September 27, 2008, approximately 506,000 and 728,000 equity awards, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect. For the nine-month periods ended October 3, 2009 and September 27, 2008, approximately 653,000 and 636,000 equity awards, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

10.        COMMITMENTS AND CONTINGENCIES

Purchase commitments

In the normal course of business, we enter into purchase commitments for both finished goods and raw materials. At October 3, 2009, we had purchase commitments of $81,666 and believe that we have adequate reserves for any expected losses arising from all purchase commitments.

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

11.         ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	October 3, 2009	January 3, 2009

Accrued wages, incentive compensation, payroll taxes and related benefits	$9,815	$7,328
Accrued customs duty	2,400	1,795
Accrued other	10,777	10,353
	$22,992	$19,476

Other accrued expenses and current liabilities include, among other items, accrued severance, trade promotion, freight, accrued interest, inventory return accrual, and professional fees.

12.         RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2009, the FASB issued authoritative accounting guidance (“Guidance”) regarding how to value a liability when a quoted price in an active market is not available for that liability. The changes as a result of this update are effective for the first reporting period (including interim periods) beginning after issuance, and adoption is not expected to have a significant impact on our consolidated financial statements.

In June 2009, the FASB confirmed that the ASC will become the single official source of authoritative GAAP (other than guidance issued by the SEC) for all non-governmental entities. The ASC, which changes the referencing of financial standards, supersedes current authoritative guidance and is effective for interim and annual financial periods ending after September 15, 2009. The ASC is not intended to change or alter existing GAAP and it is not expected to result in a change in our accounting practices.

In May 2009, the FASB issued Guidance that establishes general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. This Guidance is effective for financial statements issued for interim periods or fiscal years ending after September 15, 2009. We have adopted the provisions of this guidance at our quarter ended July 4, 2009.

In April 2009, the FASB issued Guidance, which is intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities and additional guidelines for estimating fair value in accordance with additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. This guidance is effective for fiscal years and interim periods ended after June 15, 2009. We have adopted the provisions of this guidance at our quarter ended July 4, 2009 and the adoption did not have a significant impact on our consolidated financial statements.

In December 2008, the FASB issued Guidance to require disclosure of additional information about assets held in a defined benefit pension or other postretirement plans. Specifically, this guidance requires an employer to disclose (i) investment policies and strategies including target allocation percentages, (ii) major categories of plan assets, (iii) inputs and valuation techniques used to measure the fair value of plan assets and (iv) significant concentration of risk within plan assets. The additional disclosure requirements are effective for fiscal years ending after December 15, 2009, with earlier application permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

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

Management Overview

We are a global intimate apparel company with a portfolio of established, well-known brands, top-selling products and an iconic heritage. We design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels, including department stores and national chain stores, mass merchants (including warehouse clubs), other (including specialty retailers, off-price retailers, foreign distributors and licensees), our company-operated outlet stores and our websites.

We sell our products under some of the most recognized brands in the intimate apparel industry. Our Maidenform®, Flexees®, Lilyette®, Control It!®, Luleh®, Rendezvous®, Subtract® and private brands are sold in department stores and national chain stores. Our Sweet Nothings®, Inspirations®, Bodymates®, Self Expressions® and private brands are distributed through mass merchants. These other brands leverage our product technology, but are separate brands with distinctly different logos. In addition to our owned brands, we also supply private brand products to certain retailers.

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

We believe we are well-positioned to capitalize on or address these trends by, among other things:

•	increasing consumer identification with our brands through further marketing investments;
•	continuing to launch innovative products;
•	increasing our presence in department stores and national chain stores through the use of Maidenform®, Flexees®, Lilyette®, Control It!®, Luleh®, Rendezvous®, Subtract® and private brands;
•	expanding distribution of our Donna Karan® and DKNY® brands;
•	expanding shapewear awareness;
•	increasing our presence in the mass merchant channel through the use of Sweet Nothings®, Bodymates®, Self Expressions®, Inspirations®, private brands and other brands for new customers;
•	expanding our international presence;
•	marketing, rather than manufacturing our brands;
•	making selective acquisitions, entering into license agreements, and developing and marketing new products that will complement our existing products or distribution channels; and
•	merchandising, marketing and selling private brand products to selected retailers.

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

Mass Merchants. The mass merchant channel includes both mass merchants and warehouse clubs. We intend to improve our penetration with mass merchants through the use of our brands Sweet Nothings®, Inspirations®, Bodymates®, Self Expressions®, and private brands. We have experienced significant growth in this channel over the past several years and expect to achieve significant growth in the future as we are able to increase both the floor space and number of doors in which our products are sold. We expect that both our net sales to this channel and our net sales to this channel as a percentage of our total net sales are likely to increase over time. The volume and mix of net sales of our brands and of private label in the mass merchant channel can vary from period to period based upon strategic changes that our customers may implement from time to time. Net sales to customers in the mass merchant channel that are located outside the United States are included in this channel.

Other. Net sales from this channel include sales to specialty retailers, off-price retailers, sales to foreign distributors and royalty income from licensees. We participate in private brands in the specialty retailer area as opportunities present themselves and we continually evaluate this channel for opportunities.

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

Results of Operations

	Three months ended		Nine months ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
OPERATING DATA: (in millions)
Wholesale sales	$111.9	$94.9	$314.9	$275.1
Retail sales	16.8	17.7	42.2	43.7
Net sales	128.7	112.6	357.1	318.8
Cost of sales	84.0	69.6	234.8	196.0
Gross profit	44.7	43.0	122.3	122.8
Selling, general and administrative expenses	28.1	27.8	82.0	81.5
Operating income	$16.6	$15.2	$40.3	$41.3

	As a percentage of net sales
	Three months ended		Nine months ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
OPERATING DATA:
Wholesale sales	86.9%	84.3%	88.2%	86.3%
Retail sales	13.1	15.7	11.8	13.7
Net sales	100.0	100.0	100.0	100.0
Cost of sales	65.3	61.8	65.8	61.5
Gross profit	34.7	38.2	34.2	38.5
Selling, general and administrative expenses	21.8	24.7	22.9	25.5
Operating income	12.9%	13.5%	11.3%	13.0%

Our net sales are derived from two segments, wholesale and retail. Our net sales within the wholesale segment are grouped by channel, based upon the brands we sell and the customers to whom we sell, as follows: (1) department stores and national chain stores, (2) mass merchants and (3) other.

Our department stores and national chain stores channel primarily consists of sales of our Maidenform®, Flexees®, Lilyette®, Control It!®, Luleh®, Rendezvous®, Subtract® and private brands on a worldwide basis to customers within this category. Within the mass merchant channel, we sell brands such as Sweet Nothings®, Inspirations®, Bodymates®, Self Expressions® and private brands that are primarily dedicated to specific customers. These brands are all sold on a worldwide basis to mass merchants and, to a lesser degree, warehouse clubs. Our remaining sales are grouped within a channel designated as other and include private brand products sold to specialty retailers and all brand sales to off-price retail stores. In addition, we include licensing income as well as sales to foreign distributors in our other channel.

Our retail segment consists of outlet stores and internet sales. We had 76 outlet stores as of October 3, 2009 and September 27, 2008.

	Three months ended				Nine months ended
	October 3,	September 27,	$	%	October 3,	September 27,	$	%
	2009	2008	change	change	2009	2008	change	change
	(in millions)				(in millions)
Department stores and national chain stores	$56.7	$57.3	$(0.6)	(1.0)%	$157.2	$163.1	$(5.9)	(3.6)%
Mass merchants	33.8	28.4	5.4	19.0	99.5	87.2	12.3	14.1
Other	21.4	9.2	12.2	132.6	58.2	24.8	33.4	134.7
Total wholesale	111.9	94.9	17.0	17.9	314.9	275.1	39.8	14.5

Retail	16.8	17.7	(0.9)	(5.1)	42.2	43.7	(1.5)	(3.4)

Total consolidated net sales	$128.7	$112.6	$16.1	14.3%	$357.1	$318.8	$38.3	12.0%

In addition, our mix of products sold worldwide between bras, shapewear, and panties for the three and nine-month periods ended October 3, 2009 and September 27, 2008, respectively, is summarized below:

	Three months ended		Nine months ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Bras	62%	58%	64%	64%
Shapewear	33	33	30	29
Panties	5	9	6	7
	100%	100%	100%	100%

Net Sales

Consolidated net sales increased by $16.1 million, or 14.3%, from $112.6 million for the three months ended September 27, 2008 to $128.7 million for the three months ended October 3, 2009. Consolidated net sales increased by $38.3 million, or 12.0%, from $318.8 million for the nine months ended September 27, 2008 to $357.1 million for the nine months ended October 3, 2009.

Wholesale segment net sales increased by $17.0 million, or 17.9%, from $94.9 million for the three months ended September 27, 2008 to $111.9 million for the three months ended October 3, 2009. Total international net sales, which are included in the wholesale segment, decreased by $1.7 million, or 14.7%, from $11.6 million for the three months ended September 27, 2008 to $9.9 million for the three months ended October 3, 2009. International sales were adversely affected by currency exchange rates and lower sales in Canada and Russia, which were partially offset by increased sales in the Benelux countries. Our department stores and national chain stores channel net sales decreased by $0.6 million, or 1.0%, from $57.3 million for the three months ended September 27, 2008 to $56.7 million for the three months ended October 3, 2009. The decrease in this channel is a result of lost sales associated with customer bankruptcies filed in the third quarter of 2008. Partially offsetting this decrease were sales from our licensed brands DKNY® and Donna Karan® that we launched in the first quarter of 2009 and the continued strength of our shapewear business. Our mass merchant channel net sales increased by $5.4 million, or 19.0%, from $28.4 million for the three months ended September 27, 2008 to $33.8 million for the three months ended October 3, 2009. This increase was primarily a result of strong sales growth in the shapewear and bra categories. Other channel net sales, which include sales to specialty retailers, off-price retailers, foreign distributors and licensing income, increased by $12.2 million, or 132.6%, from $9.2 million for the three months ended September 27, 2008 to $21.4 million for the three months ended October 3, 2009. This increase was due primarily to the replenishment of products based on our patent-pending Total SolutionTM technology with a specialty retailer and higher sales to off-price retailers.

Wholesale segment net sales increased by $39.8 million, or 14.5%, from $275.1 million for the nine months ended September 27, 2008 to $314.9 million for the nine months ended October 3, 2009. Total international net sales decreased by $4.8 million, or 15.9%, from $30.2 million for the nine months ended September 27, 2008 to $25.4 million for the nine months ended October 3, 2009, primarily resulting from the reasons mentioned above. Our department stores and national chain stores channel net sales decreased by $5.9 million, or 3.6%, from $163.1 million for the nine months ended September 27, 2008 to $157.2 million for the nine months ended October 3, 2009. This decrease reflected the weakness in this channel as a result of the global economic slowdown, along with promotional activities with retail partners to increase inventory productivity and lost sales associated with customer bankruptcies filed in the third quarter of 2008. Partially offsetting this decrease were sales from our licensed brands Donna Karan® and DKNY® that we launched in the first quarter of 2009. Our mass merchant channel net sales increased by $12.3 million, or 14.1%, from $87.2 million for the nine months ended September 27, 2008 to $99.5 million for the nine months ended October 3, 2009. This increase was driven by the expansion of our Sweet Nothings® brand in the bra and shapewear categories and ongoing replenishment of our Inspirations® brand which launched in the second quarter of 2008, offset by lower sales with a warehouse customer and lower private brand sales with one mass customer. Other channel net sales increased by $33.4 million, or 134.7%, from $24.8 million for the nine months ended September 27, 2008 to $58.2 million for the nine months ended October 3, 2009. This increase was due primarily to the replenishment of products based on our patent-pending Total SolutionTM technology with a specialty retailer and higher sales to off-price retailers.

Net sales in our retail segment decreased by $0.9 million, or 5.1%, from $17.7 million for the three months ended September 27, 2008 to $16.8 million for the three months ended October 3, 2009. Net sales in our retail segment decreased by $1.5 million, or 3.4%, from $43.7 million for the nine months ended September 27, 2008 to $42.2 million for the nine months ended October 3, 2009, due in part from the weakness in the overall economy. Same store sales, defined as sales from stores open more than one year, for the three and nine-month periods ended October 3, 2009 decreased 3.0% and 5.6%, respectively. Our internet sales decreased by $0.1 million, or 6.7%, from $1.5 million for the three months ended September 27, 2008 to $1.4 million for the three months ended October 3, 2009. Our internet sales for the nine-month periods ended October 3, 2009 and September 27, 2008 remained unchanged at $3.9 million.

Gross Profit

Consolidated gross profit increased by $1.7 million, or 4.0%, from $43.0 million for the three months ended September 27, 2008 to $44.7 million for the three months ended October 3, 2009. However, as a percentage of net sales, consolidated gross margins decreased by 350 basis points from 38.2% for the three months ended September 27, 2008 to 34.7% for the three months ended October 3, 2009. Consolidated gross profit decreased by $0.5 million, or 0.4%, from $122.8 million during the nine months ended September 27, 2008 to $122.3 million for the nine months ended October 3, 2009. As a percentage of net sales, gross profit decreased by 430 basis points from 38.5% for the nine months ended September 27, 2008 to 34.2% for the nine months ended October 3, 2009.

Gross profit as a percentage of net sales for the wholesale segment decreased by 340 basis points from 34.4% for the three months ended September 27, 2008 to 31.0% for the three months ended October 3, 2009. This decrease was primarily driven by the mix of customers and products, including a higher percentage of net sales from our lower margin other channel. Gross profit as a percentage of net sales for the wholesale segment was 35.4% for the nine months ended September 27, 2008 as compared to 31.0% for the nine months ended October 3, 2009. This decrease of 440 basis points is mainly a result of the reasons mentioned above along with the effect of promotional activity to drive inventory productivity.

Gross profit as a percentage of net sales for the retail segment increased by 70 basis points from 58.8% for the three months ended September 27, 2008 to 59.5% for the three months ended October 3, 2009, and increased 70 basis points from 58.1% for the nine months ended September 27, 2008 to 58.8% for the nine months ended October 3, 2009.

Selling, General and Administrative Expenses (“SG&A”)

Consolidated SG&A increased by $0.3 million, or 1.1%, from $27.8 million for the three months ended September 27, 2008 to $28.1 million for the three months ended October 3, 2009. However, as a percentage of net sales, SG&A decreased from 24.7% for the three months ended September 27, 2008 to 21.8% for the three months ended October 3, 2009.

SG&A for our wholesale segment, which includes corporate-related expenses, increased by $0.5 million, or 2.5%, from $20.3 million for the three months ended September 27, 2008 to $20.8 million for the three months ended October 3, 2009. However, as a percentage of net sales, wholesale segment SG&A decreased from 21.4% for the three months ended September 27, 2008 to 18.6% for the three months ended October 3, 2009. The increase of $0.5 million is primarily a result of higher compensation costs of $1.5 million with a majority of this increase associated with incentive compensation. Partially offsetting this increase was a decrease in bad debt expense of $1.2 million associated with customer bankruptcies, which occurred in the third quarter of 2008, along with other costs reductions as we continue to manage our expenses. Retail SG&A decreased by $0.2 million, or 2.7%, from $7.5 million for the three months ended September 27, 2008 to $7.3 million for the three months ended October 3, 2009.

Consolidated SG&A increased by $0.5 million, or 0.6%, from $81.5 million for the nine months ended September 27, 2008 to $82.0 million for the nine months ended October 3, 2009. However, as a percentage of net sales, SG&A decreased from 25.5% for the nine months ended September 27, 2008 to 22.9% for the nine months ended October 3, 2009.

SG&A for our wholesale segment increased by $0.8 million, or 1.3%, from $59.7 million for the nine months ended September 27, 2008 to $60.5 million for the nine months ended October 3, 2009. However, as a percentage of net sales, wholesale segment SG&A decreased from 21.7% for the nine months ended September 27, 2008 to 19.3% for the nine months ended October 3, 2009. The increase of $0.8 million is a result of expenses associated with our licensed brands Donna Karan® and DKNY®, which were launched in early 2009, higher compensation costs of $2.6 million primarily resulting from incentive compensation, and increased professional fees of $1.2 million. These additional expenses were partially offset by a decrease in advertising of $1.9 million, a decrease in bad debt of $0.9 million associated with customer bankruptcies, which occurred in the third quarter of 2008, and managed cost reductions across most operating departments. Retail SG&A decreased by $0.3 million, or 1.4%, from $21.8 million for the nine months ended September 27, 2008 to $21.5 million for the nine months ended October 3, 2009.

Operating Income

Our consolidated operating income increased by $1.4 million, or 9.2%, from $15.2 million for the three months ended September 27, 2008 to $16.6 million for the three months ended October 3, 2009. Our consolidated operating income decreased by $1.0 million, or 2.4%, from $41.3 million for the nine months ended September 27, 2008 to $40.3 million for the nine months ended October 3, 2009.

For the foregoing reasons, operating income for the wholesale segment increased by $1.6 million, or 13.0%, from $12.3 million for the three months ended September 27, 2008 to $13.9 million for the three months ended October 3, 2009. Operating income for the wholesale segment decreased by $0.7 million, or 1.9%, from $37.7 million during the nine months ended September 27, 2008 to $37.0 million during the nine months ended October 3, 2009.

Also, for the reasons discussed above, operating income for the retail segment decreased by $0.2 million, or 6.9%, from $2.9 million for the three months ended September 27, 2008 to $2.7 million for the three months ended October 3, 2009. The retail segment’s operating income decreased by $0.3 million, or 8.3%, from $3.6 million during the nine months ended September 27, 2008 to $3.3 million for the nine months ended October 3, 2009.

Interest Expense, Net

Interest expense, net, decreased by $0.5 million, or 50.0%, from $1.0 million for the three months ended September 27, 2008 to $0.5 million for the three months ended October 3, 2009 as we benefited primarily from a lower average interest rate for the current quarter when compared to the same period last year. The average balance of total debt outstanding decreased from $88.9 million for the three months ended September 27, 2008 to $87.8 million for the three months ended October 3, 2009, and the average interest rate during the three months ended September 27, 2008 was 4.6% as compared to an average interest rate of 2.8% during the three months ended October 3, 2009.

Interest expense, net, decreased $1.5 million, or 45.5%, from $3.3 million for the nine months ended September 27, 2008 to $1.8 million for the nine months ended October 3, 2009. The decrease was a result of the reasons discussed above. The average balance of total debt outstanding decreased from $89.2 million for the nine months ended September 27, 2008 to $88.1 million for the nine months ended October 3, 2009. The average interest rate during the nine months ended September 27, 2008 was 5.1% as compared to an average interest rate of 3.3% during the nine months ended October 3, 2009.

Income Tax Expense

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occurred); changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occurred); or impacts from tax law changes (to the extent such changes affect our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occurred). Our effective income tax rate for the three and nine-month periods ended October 3, 2009 was 0.6% and 24.0%, respectively, as compared to an effective income tax rate for the three and nine-month periods ended September 27, 2008 of 40.4% and 41.3%, respectively. The lower effective income tax rate in the three and nine month periods ending October 3, 2009 was due primarily to a resolution of an Internal Revenue Service (“IRS”) audit for the year 2005, which was concluded during the period. As a result, we have adjusted our liabilities for uncertain tax positions under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740.10.25 and recognized additional net deferred tax assets, principally in relation to net operating losses.  Our effective income tax rate, excluding this non-cash, one-time benefit of $6.1 million, for the three and nine-month periods ended October 3, 2009 was 38.2% and 39.7%, respectively.  This decrease in the effective income tax rate in the three and nine-month periods ended October 3, 2009 was a result of reductions in taxes on income from foreign operations.

Net Income

For the foregoing reasons, our net income increased by $7.5 million, or 88.2%, from $8.5 million for the three months ended September 27, 2008 to $16.0 million for the three months ended October 3, 2009. Our net income increased by $7.0 million, or 31.4%, from $22.3 million for the nine months ended September 27, 2008 to $29.3 million for the nine months ended October 3, 2009. Excluding the non-cash, one-time benefit mentioned above, net income for the three and nine-month periods ended October 3, 2009 increased $1.4 million, or 16.5% and $0.9 million, or 4.0%, respectively.

Liquidity and Capital Resources

Operating activities. Cash flows provided by operating activities were $18.3 million for the nine months ended October 3, 2009 compared to cash flows provided by operating activities of $23.3 million for the nine months ended September 27, 2008. This change was primarily driven by the use of cash from operations resulting from changes in working capital.  The increase in accounts receivable was due to higher sales during the quarter, which were somewhat offset by higher cash collections.

Investing activities. Cash flows used in investing activities were $2.7 million for the nine months ended October 3, 2009 compared to $1.4 million for the nine months ended September 27, 2008.  Cash flows used in investing activities for the nine months ended October 3, 2009 and September 27, 2008 were for capital expenditures.  This increase in capital expenditures was primarily due to information technology upgrades, including the implementation of an enterprise resource planning system and our e-commerce website.

Financing activities. Cash flows provided by financing activities were $3.1 million for the nine months ended October 3, 2009 compared to cash flows used in financing activities of $0.8 million for the nine months ended September 27, 2008 as we benefited from increased proceeds and tax benefits related to equity award activity.

At October 3, 2009 we had $87.5 million outstanding under our term loan, and $0 outstanding under our revolving loan with approximately $48.1 million available for borrowings, after giving effect to $1.9 million of outstanding letters of credit. Principal payments on the term loan are payable in quarterly installments of $0.3 million with all remaining amounts due on the maturity date. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. We were in compliance with all debt covenants at October 3, 2009.

Below is a summary of our actual performance under these financial covenants:

	October 3, 2009 Covenant	January 3, 2009 Covenant

Actual fixed charge coverage ratio	2.36 : 1.00	2.30 : 1.00
Minimum ratio required	1.25 : 1.00	1.25 : 1.00

Actual leverage ratio	0.59 : 1.00	0.90 : 1.00
Maximum ratio permitted	4.00 : 1.00	4.00 : 1.00

Actual consolidated capital expenditures	$2,692	$3,197
Maximum permitted	$15,000	$13,158

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

The following table summarizes our significant contractual obligations and commercial commitments at October 3, 2009 and the future periods in which such obligations are expected to be settled in cash. In addition, the table below reflects the timing of principal and interest payments on outstanding borrowings.

	Balance of
	Fiscal	In fiscal	In fiscal	In fiscal	In fiscal
(in millions)	2009	2010	2011	2012	2013	Thereafter	Total

Long-term debt	$0.3	$1.1	$1.1	$1.1	$1.1	$82.8	$87.5
Interest on long-term debt (1)	0.6	2.0	1.9	1.9	1.9	0.8	9.1
Obligations under capital lease (2)	0.1	0.2	0.1	0.1	-	-	0.5
Operating leases (3)	1.8	6.3	5.5	4.7	3.4	6.8	28.5
Total financial obligations	2.8	9.6	8.6	7.8	6.4	90.4	125.6
Other contractual obligations (4)	1.1	4.2	3.2	5.2	5.8	13.4	32.9
Purchase obligations (5)	29.7	52.0	-	-	-	-	81.7
Total financial obligations and commitments	$33.6	$65.8	$11.8	$13.0	$12.2	$103.8	$240.2

(1) The interest rate assumed for the variable portion of long-term debt was the rate in effect at October 3, 2009.
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

In addition to the total contractual obligations and commitments included in the table above, we have pension and post-retirement benefit obligations included in other non-current liabilities of $5.2 million and $0.7 million, respectively at October 3, 2009.

As of October 3, 2009, our total liabilities for unrecognized tax benefits and related interest and penalties amounted to $4.4 million (before federal and, if applicable, state effect). Liabilities for unrecognized tax benefits have not been included in the schedule of cash contractual obligations because we cannot make a reasonable, reliable estimate of the amount and period of related future payments of these liabilities.

Off-Balance Sheet Arrangements. Our most significant off-balance sheet financing arrangements as of October 3, 2009 are non-cancelable operating lease agreements, primarily for our company-operated outlet stores, our company headquarters and our leased distribution centers located in Shannon, Ireland and Fayetteville, North Carolina. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

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

Recently Issued Accounting Standards
In August 2009, the FASB issued authoritative accounting guidance (“Guidance”) regarding how to value a liability when a quoted price in an active market is not available for that liability. The changes as a result of this update are effective for the first reporting period (including interim periods) beginning after issuance, and adoption is not expected to have a significant impact on our consolidated financial statements.

In June 2009, the FASB confirmed that the ASC will become the single official source of authoritative U.S. generally accepted accounting principles (“GAAP”) (other than guidance issued by the Securities and Exchange Commission) for all non-governmental entities. The ASC, which changes the referencing of financial standards, supersedes current authoritative guidance and is effective for interim and annual financial periods ending after September 15, 2009. The ASC is not intended to change or alter existing GAAP and it is not expected to result in a change in our accounting practices.

In May 2009, the FASB issued Guidance that establishes general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. This Guidance is effective for financial statements issued for interim periods or fiscal years ending after September 15, 2009. We have adopted the provisions of this guidance at our quarter ended July 4, 2009.

In April 2009, the FASB issued Guidance, which is intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities and additional guidelines for estimating fair value in accordance with additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. This guidance is effective for fiscal years and interim periods ended after June 15, 2009. We have adopted the provisions of this guidance at our quarter ended July 4, 2009 and the adoption did not have a significant impact on our consolidated financial statements.

In December 2008, the FASB issued Guidance to require disclosure of additional information about assets held in a defined benefit pension or other postretirement plans. Specifically, this guidance requires an employer to disclose (i) investment policies and strategies including target allocation percentages, (ii) major categories of plan assets, (iii) inputs and valuation techniques used to measure the fair value of plan assets and (iv) significant concentration of risk within plan assets. The additional disclosure requirements are effective for fiscal years ending after December 15, 2009, with earlier application permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk. We do not believe that we have significant foreign currency transactional exposures. For the three and nine-month periods ended October 3, 2009, $8.9 million and $21.3 million, respectively, of our total net sales were in currencies other than the U.S. dollar. During the three and nine-month periods ended October 3, 2009, our net sales were unfavorably impacted by $0.7 million and $2.8 million, respectively, due to foreign exchange rates. Most of our purchases are denominated in U.S. dollars. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

Interest Rate Risk. Interest rate risk is managed through the use of interest rate swaps. At October 3, 2009, our debt portfolio was composed of variable-rate debt of which we hedge approximately 11% to a fixed rate. With respect to our variable-rate debt, a 1% change in interest rates would be immaterial.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of October 3, 2009 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ending October 3, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MAIDENFORM BRANDS, INC. (Registrant)

Date: November 12, 2009	By:	/s/ Christopher W. Vieth
Name: Christopher W. Vieth
Title: Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002