Form 10-K
period 2010-01-02
Maidenform Brands, Inc.
filed 2010-03-10
CIK 1323531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended January 2, 2010
OR
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒        No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐        No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☒

         As of March 2, 2010, there were 24,107,665 shares of the registrant's common stock, par value $0.01 per share, outstanding.

         The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of July 2, 2009 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $212.2 million computed by reference to the closing price on the New York Stock Exchange on that date. All executive officers, directors and holders of 10% or more of the outstanding common stock of the registrant on that date have been deemed, solely for the purposes of the foregoing calculation, to be "affiliates" of the registrant. The registrant had 23,302,964 shares of common stock, 4,257,601 of which were held by affiliates, outstanding on that date.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

MAIDENFORM BRANDS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 2, 2010

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

i    I    Maidenform Brands, Inc.

Part I

ITEM 1. BUSINESS

Throughout this Annual Report on Form 10-K, we refer to various trademarks, service marks and trade names that we use in our business. Maidenform®, Bodymates®, Control It!®, Custom Lift®, Flexees®, Inspirations®, Lilyette®, Luleh®, Rendezvous®, Self Expressions®, Subtract®, Sweet Nothings® and Total Solution® are some of our registered trademarks. Fat Free Dressing™ and Maidenform's Charmed™ are some of our trademarks and service marks. We also have a number of other registered service marks, trademarks, service mark applications and trademark applications related to our products that we refer to throughout this Annual Report on Form 10-K. This Annual Report on Form 10-K also contains trademarks and service marks of other organizations and entities which are the property of their respective holders.

OVERVIEW

Our company, Maidenform Brands, Inc., is a global intimate apparel company with a portfolio of established, well-known brands, top-selling products and an iconic heritage. We design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell our products through multiple distribution channels, including department stores and national chain stores, mass merchants (including warehouse clubs), other (including specialty retailers, off-price retailers, foreign distributors and licensees), and our company-operated outlet stores and our websites. During 2009, approximately 43% of our net sales were to department stores and national chain stores, 27% were to mass merchants, 18% were to other retail channels, and 12% were through our company-operated outlet stores and websites. During our 87-year history, we believe we have built strong equity for our brands and established a platform for growth through a combination of innovative, first-to-market designs and creative advertising campaigns focused on increasing brand awareness with generations of women.

Throughout the last five years, we have increased our net sales and profitability by introducing innovative new products, marketing our brands, and expanding a multi-brand, multi-channel distribution model. As a result of these efforts, our net sales have grown from $382.2 million in 2005 to $466.3 million in 2009, representing a compound annual growth rate of 5.1%.

PRODUCTS AND BRANDS

We sell a broad range of intimate apparel products including bras, panties and shapewear under the following brands:

Maidenform

We sell a collection of bras, panties and shapewear under the Maidenform brand primarily at department stores, national chain stores and our company-operated outlet stores and websites. Maidenform branded bras are best described as "everyday comfort" bras with excellent fit, feminine styling and consumer-friendly technology, offering women the perfect combination of style and function. The target consumer for Maidenform branded products are women between the ages of 25 and 65 with a career or active lifestyle, a sense of style, and an appreciation of how a comfortable, fit-flexible bra can improve the way they look in clothes.

Flexees

Flexees is a collection of shapewear products sold primarily at department stores, national chain stores and our company-operated outlet stores and websites. Shapewear products create a more slimmed and toned appearance. Examples of shapewear include high leg briefs, full briefs, waist nipper briefs, waist nippers, body briefers, control slips and control camisoles. Most Flexees products serve as an under layer for all types of clothing, offering women comfort and flexibility while slimming and shaping. Flexees' Fat Free Dressing products are meant to be worn alone or under clothing and include tank tops, shrugs, leggings, boy shorts and dresses. Flexees products are designed with shape defining properties to provide a range of control from firm to lighter control. The target consumers of our Flexees products are women between the ages of 25 and 65.

2009 Form 10-K    I    1

Lilyette

Lilyette is a collection of bras for the full-figured woman sold primarily in department stores and national chains and our company-operated outlet stores and websites. Lilyette bras are targeted at full-figured women between the ages of 25 and 65, and are typically offered in cup sizes of C and larger.

Other brands

  •
  Bodymates: A collection of bras and panties sold at Costco stores, including 404 stores in the United States and 155 stores abroad.

  •
  Control It!: A collection of shapewear broadly sold across all channels of distribution.

  •
  Inspirations: A collection of bras and shapewear sold at more than 1,350 Kmart stores.

  •
  Luleh: A collection shapewear sold at Macy's in the United States.

  •
  Rendezvous: A collection of bras and panties sold at Sears in the United States and in Canada.

  •
  Self Expressions: A collection of bras, panties and shapewear sold at 1,719 Target stores in the United States and internationally at 17 Carrefour stores in Belgium, 153 Kaufland stores and 38 Globus stores in Germany and 234 Zellers stores in Canada.

  •
  Subtract: A collection of shapewear sold at Sears in the United States.

  •
  Sweet Nothings: A collection of bras and shapewear sold at Wal-Mart stores, including 3,400 stores in the United States, 278 stores in Canada, 16 stores in Puerto Rico and 151 stores in Mexico.

  •
  Charmed: A new collection of bras and panties targeting junior consumers between the ages of 16 to 22. Maidenform's Charmed is expected to launch in certain department stores and national chain stores in the third quarter of 2010 and will also be sold in our company-operated outlet stores and websites.

  •
  Private label: We use our design and sourcing expertise to produce private label bras and shapewear for certain customers that may not carry our branded products.

DISTRIBUTION CHANNELS

Our diversified brand and product portfolio allows us to target a variety of channels and price points without causing channel conflict. We operate in two segments, wholesale and retail. Our wholesale segment includes domestic wholesale distribution, international distribution and licensing. Our retail segment includes our company-operated outlet stores and our websites. In 2009, we derived approximately 88% of our net sales from our wholesale segment and approximately 12% of our net sales from our retail segment. See Note 19, "Segment Information," to the audited consolidated financial statements for financial information related to these segments, as well as financial information by geographic area.

Our mix of products sold worldwide is summarized below:

	2009	2008(1)	2007(1)
Bras	63%	60%	66%
Shapewear	31	32	25
Panties	6	8	9

	100%	100%	100%

(1)
Prior period amounts in this table have been reclassified to conform to the current year presentation.

2    I    Maidenform Brands, Inc.

Domestic wholesale distribution

We enjoy longstanding relationships with industry-leading customers in our wholesale channel. Our major wholesale customers include Belk, Costco, JCPenney, Kohl's, Macy's, Marmaxx, Sears, Target and Wal-Mart. In 2009, net sales from our ten largest customers totaled $327.5 million, or 70.2% of total net sales, and 79.8% of our total wholesale net sales. Wal-Mart and Kohl's each accounted for more than 10% of our net sales in 2009. Kohl's, Wal-Mart and Macy's each accounted for more than 10% of our net sales in 2008 and 2007.

Department stores and national chain stores.    The department stores and national chain stores are where we generally sell the Maidenform, Control It!, Flexees and Lilyette brands. We plan to continue to invest in increasing our net sales with department store customers, which we believe is important to our long-term positioning in the channel. There has been a growing trend toward consolidation of department stores. We expect the rate of our future net sales growth with department stores to be moderated by the reduction in both the number of department store customers and the number of doors (distinct locations operated by a particular retailer) operated by these customers. We have customers located outside the United States that purchase our Maidenform, Flexees and Lilyette brands. The majority of these net sales to these customers are included in the department stores and national chain stores channel. In 2009, we added new customers, such as Bloomingdale's and Nordstrom, within this channel as a result of our license agreement for Donna Karan® and DKNY® brands. This agreement grants us the rights to design, source and market a full collection of Donna Karan® and DKNY® women's intimate apparel products.

Mass merchants.    The mass merchant channel includes both mass merchants and warehouse clubs. We intend to improve our penetration in this channel through the use of Sweet Nothings, Inspirations, Bodymates and Self Expressions, and private brands. We have experienced significant growth in this channel over the past several years and expect to achieve significant growth in the future as we are able to increase both the floor space and number of doors in which our products are sold. We expect that both our net sales to this channel and our net sales to this channel as a percentage of our total net sales are likely to increase over time. The volume and mix of net sales of our brands and of private label in the mass merchant channel can vary from period to period based upon strategic changes that our customers may implement from time to time. Net sales to customers in the mass channel that are located outside the United States are included in this channel.

Other.    Net sales from this channel include sales to specialty retailers, off-price retailers, foreign distributors and royalty income from licensees. We participate in private brands in the specialty retailer area as opportunities present themselves and we continually evaluate this channel for opportunities.

We will selectively target strategic acquisitions, licensing opportunities or brand start-ups to grow our consumer base and would utilize the acquired companies and licenses to complement our current products, channels and geographic scope. We believe that acquisitions and licenses can enhance our product offerings to retailers and provide growth opportunities. We believe we can leverage our core competencies such as product development, brand management, logistics and marketing to create significant value from the acquired businesses and licenses.

We also generate net sales from licensing our brand names to qualified partners for natural line extensions in the intimate apparel market such as girls bras and bra accessories. Licensing royalties account for less than 1% of our total net sales. Our licensed products are sold at department stores, national chains and mass merchants, at our company-operated outlet stores and through our websites. We believe that we can potentially expand our licensing activities beyond our current offerings.

Domestic retail distribution

Company-operated outlet stores.    We currently operate 73 outlet stores through which we primarily sell our branded products. In addition, we sell products such as sleepwear, bra accessories and girl bras under the Maidenform label which we purchase from our licensees and other third-party vendors. We regularly review our real-estate portfolio in order to optimize our store base. Our company-operated outlet stores reduce our dependence on off-price retailers, to which excess merchandise is typically sold, at or below cost,

2009 Form 10-K    I    3

and increase brand awareness through direct-to-consumer sales of our products. Our retail stores also provide us with a unique opportunity to test consumer response to new products in an environment entirely within our control. Our company-operated outlet stores have an average footprint size of approximately 2,400 square feet.

The following table highlights the number of stores opened and closed since the beginning of 2007:

	2009	2008	2007
Beginning fiscal year	78	78	76
Open	1	5	8
Closed	(6)	(5)	(6)

Ending fiscal year	73	78	78

Our websites.    Our websites are designed to heighten brand awareness and serve as a channel for our products to be sold directly to consumers. Online sales are expected to increase as a result of the re-launch of our websites in the first half of 2010.

MERCHANDISING AND DESIGN

We continue to focus on innovation across all product lines. Our new product designs are typically conceived by our merchandising teams, which are generally organized by channel (e.g., department stores and national chains or mass merchants) and brands.

Our design and merchandising teams collaborate to develop broad new product concepts that reflect women's changing tastes, new fabric improvements and manufacturing innovations. In addition, the merchandising team for each channel works independently to interpret the broad new product concepts into the price points specific to such channel. We also have research and development personnel who assist in this stage of development by developing new technologies and meeting with our manufacturers and other component suppliers to review their new technologies. Once the new product concepts are created, our designers develop the detailing and work with our sourcing partners to generate a prototype. Our product and cost engineers work with these new products and sourcing partners to ensure product fit and quality that consistently meets our stringent specifications prior to being manufactured, as well as to ensure products are made in a cost-efficient manner. To further assist these teams, we operate a materials laboratory in Hong Kong.

Our design personnel and research and development team operate as a shared resource available to all merchandising teams.

SALES

Our wholesale customers are served by sales representatives who are generally assigned to specific customers. Existing and potential customers view our latest product lines and place orders during marketing periods that take place four times a year. Throughout the year, the majority of our products are continuously ordered on a replenishment basis, typically at weekly intervals. In addition, most of our customers order new styles, products or colors in advance in order to ensure sufficient quantities.

Whenever possible, we use Electronic Data Interchange Programs ("EDI"), which permits us to receive purchase orders electronically from customers and, in some cases, to transmit invoices electronically to customers.

MARKETING

Our marketing team operates as a shared resource across channels to maximize productivity and creativity. We focus our advertising and promotional spending on brand and/or product specific advertising, primarily through point-of-sale product displays, visuals and individual in-store promotions. We also spend a significant portion of our advertising budget on cooperative advertising, which is our contribution to retailer-produced advertising. In all of our advertising, we strive to present a consistent image of the Maidenform brand. We place significant marketing emphasis on the Maidenform brand, and believe that development of the Maidenform brand has

4    I    Maidenform Brands, Inc.

additional positive effects on our other brands, including, but not limited to, Bodymates, Control It!, Flexees, Inspirations, Luleh, Rendezvous, Self Expressions, Subtract and Sweet Nothings.

The Flexees and Lilyette brands are supported more directly at point-of-sale as the consumer for these brands typically has more specialized needs and tends to be driven to purchase our products based on practical product features as well as brand image. Informative hangtags highlighting product benefits and features are the most effective means of communication to this consumer.

In addition, our license agreement for the Donna Karan and DKNY trademarks requires us to spend a specified percentage of our net sales on advertising and promotion for these licensed products.

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

Our competitive strengths include our well-known brands, our multi-channel distribution model, our innovation and marketing strategies.

GLOBAL SOURCING NETWORK

Our products are comprised of raw materials which consist principally of cotton, silk, synthetic and cotton-synthetic blends of fabrics and yarns. Raw materials are generally available from multiple sources. Historically, neither we, nor, to our knowledge, any of our third-party contractors, have experienced any significant shortage of raw materials.

Substantially all of our products sold in North America and Europe are imported and are subject to various customs laws. See "Government Regulation". We seek to maintain a balanced portfolio of sourcing countries and factories worldwide to ensure continuity in supply of product.

All of our products are produced by third-party suppliers. Sourcing from third-party manufacturers allows us to maximize production flexibility while avoiding significant capital expenditures, work-in-process inventory buildups and the costs of managing a large production work force. We have significant experience in sourcing products from Asia-Pacific region, with expertise that includes the ability to evaluate vendors, familiarity with foreign supply sources, and experience with sourcing logistics particular to Asia-Pacific region. We regularly inspect products manufactured by our suppliers to ensure that they meet our quality and production standards.

We monitor all of our contracted production facilities to ensure their continued human rights and labor compliance and adherence to all applicable laws and our own business partner manufacturing guidelines. All suppliers are required by us to execute an acknowledgment confirming their obligation to comply with our guidelines.

In addition, we have engaged third-party labor compliance auditing companies to monitor our contractors' facilities. These auditing companies periodically audit all our foreign and domestic contractors' payroll records, age certificates, compliance with local labor laws, security procedures and compliance with our business partner manufacturing guidelines. These auditing companies also conduct unannounced visits, surveillance and random interviews with contractors, employees and supervisors.

2009 Form 10-K    I    5

Our sourcing network consists of approximately 31 vendors located in approximately 10 countries. We believe that our sourcing arrangements are sufficient to meet our current operating requirements and provide capacity for growth.

DISTRIBUTION

We distribute a substantial portion of our products through owned and leased facilities. Our principal distribution facilities are located in Fayetteville, North Carolina and Shannon, Ireland. See Item 2, Properties, below.

ENVIRONMENTAL MATTERS

We are subject to various federal, state and local laws and regulations that govern activities, operations and products that may have adverse environmental, health and safety effects. Noncompliance with these laws and regulations can result in significant liabilities, penalties and costs. Compliance with environmental laws and regulations historically has not had a material impact on our operations, and we are not aware of any proposed regulations that could trigger significant costs or capital expenditures in order to comply. There can be no assurance, however, that future compliance with such laws and regulations will not have a material adverse effect on our operations. While we believe that we do not face any environmental issues that would have a material adverse impact on our financial position, operations or results of operations, current environmental requirements may change or become more stringent, unforeseen environmental incidents may occur, or environmental conditions may be discovered on our properties or in connection with our operations, any of which could have a material adverse effect on our financial position, operations or results of operations.

TRADEMARKS, COPYRIGHTS, LICENSING AGREEMENTS AND PATENTS

We own a portfolio of highly recognized trademarks and trade names, including Maidenform, Bodymates, Control It!, Flexees, Inspirations, Lilyette, Luleh, Rendezvous, Self Expressions, Subtract and Sweet Nothings. We also own copyrights. These intellectual property rights are important to our marketing efforts. Our owned brands are protected by registration or otherwise in the United States and most other markets where our brands are sold. These intellectual property rights are enforced and protected from time to time by litigation.

Each trademark registration in the United States has a duration of ten years and is subject to an indefinite number of renewals for a like period upon appropriate application. The duration of proprietary rights in trademarks, service marks and trade names in the United States, whether registered or not, is predicated on our continued use. Trademarks registered outside of the United States have a duration of between seven and fourteen years depending upon the jurisdiction and are also generally subject to an indefinite number of renewals for a like period upon appropriate application. We are using all of our material marks. Maidenform, Bodymates, Control It!, Flexees, Inspirations, Lilyette, Luleh, Rendezvous, Self Expressions, Subtract and Sweet Nothings are some of the trademarks that we have registered with the U.S. Patent and Trademark Office and analogous agencies in a number of other markets where our brands are sold. We have renewed the registrations (or applied for variant forms of the registration, where appropriate, to ensure continued protection) of our material registered trademarks. We plan to continue to use all of our material brand names and marks and to renew the registrations of all of our material registered trademarks so long as we continue to use them. We have granted licenses to other parties to manufacture and sell specified products under our trademarks in specified distribution channels and geographic areas. Some of these license agreements contain minimum annual licensing and advertising commitments. Some are for a short term and may not contain specific renewal options. Other than Donna Karan® and DKNY®, we do not license from third parties any trademarks that are material to our business.

We also rely in part on patents to protect our intellectual property. As of February 15, 2010, we had two issued patents. These issued patents are scheduled to expire between 2024 and 2026. Additionally, we have several patent applications pending. We cannot assure you that our pending patent applications, or any future applications will be approved. Further, we cannot assure you that any issued patents will provide us with significant intellectual property protection or competitive advantages, that they will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

6    I    Maidenform Brands, Inc.

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

Our operations are also subject to various international trade agreements and regulations such as the North American Free Trade Agreement, the Central American Free Trade Agreement, the Israel & Jordan Free Trade Agreement and the Caribbean Basin Trade Partnership Act and the activities and regulations of the World Trade Organization. We believe that these trade agreements generally benefit our business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country; however, the elimination of quotas with respect to certain countries could adversely affect us as a result of increased competition from such countries. In addition, trade agreements can also impose requirements that negatively affect our business, such as limiting the countries from which we can purchase raw materials and setting quotas on products that may be imported from a particular country. We monitor trade-related matters pending with the U.S. government for potential positive or negative effects on our operations.

EMPLOYEES

As of January 2, 2010, we had approximately 1,175 employees. We consider our relationships with our employees to be satisfactory and have not experienced any significant interruptions of operations due to labor disagreements. Our union employees are represented by Worker's United and Local 153 of OPEIU. Our contract with Worker's United, which covers approximately 226 employees at our Fayetteville, North Carolina and Iselin, New Jersey locations, expired in September 2009. A new three-year contract with Worker's United was negotiated in January 2010. Our union contract with OPEIU, which covers approximately 14 clerical employees at our headquarters in Iselin, New Jersey, expired in September 2009 and a new agreement is being negotiated.

AVAILABLE INFORMATION

Our investor relations website can be accessed at www.maidenformbrands.com. There, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, proxy statements, directors and officer reports on Form 3, Form 4 and Form 5, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). The information found on, or that can be accessed through, our website is not part of this or any other report we file with or furnish to the SEC. Further, a copy of this Annual Report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. We also make available on our website the Maidenform Brands, Inc. Code of Ethics and Conduct, our Corporate Governance Guidelines, and the charters for the Audit, Compensation and Nominating and Corporate Governance Committees of the Board of Directors. You may also obtain copies of these reports and documents, free of charge, by writing to Maidenform Brands, Inc., 485F US Highway 1 South, Iselin, New Jersey 08830.

2009 Form 10-K    I    7

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Our Industry

The worldwide apparel industry may continue to be harmed by the current global economic downturn.

The apparel industry is highly cyclical and heavily dependent upon the overall level of consumer spending. Purchases of apparel and related goods tend to be highly correlated with changes in the disposable income of consumers. Consumer spending depends on a number of factors, including actual and perceived economic conditions, including spending for our products, unemployment, wage rates, salary levels, interest rates, availability of credit and tax rates in the general economy and in the international, regional and local markets where our products are sold. Our wholesale customers may anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. Furthermore, in such circumstances, our customers may encounter difficulties in other apparel categories or their non-apparel businesses that may cause them to change their strategy with respect to intimate apparel. We cannot reliably predict the extent to which current economic conditions will affect our business. A prolonged economic downturn, in the U.S. or globally, could lead to reduced consumer demand for our products and could have a material adverse effect on our business, financial condition and results of operations.

The unprecedented conditions in the financial and credit markets may affect the availability and cost of our funding.

Our business depends upon the availability of adequate funding. We have satisfied these needs through debt financing and internally-generated funds. However, due to the current difficulties and disruptions in the financial and credit markets, we may not be able to obtain additional financing, if needed, in amounts or on terms acceptable to us, if at all. If sufficient funds are not available or are not available on terms acceptable to us, our ability to fund our planned expansion, take advantage of mark down acquisition opportunities, develop or enhance our products, or otherwise respond to competitive pressures would be significantly limited. These limitations could materially and adversely affect our business, results of operations and financial condition.

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

  •
  complete our $50.0 million stock repurchase program;

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

8    I    Maidenform Brands, Inc.

If we experience fluctuations in our results of operations and rate of growth and fail to meet net sales and earnings expectations, our stock price may decline rapidly and without advance notice.

We base our current and future expense levels and our investment plans on estimates of our future net sales, our future estimated gross margins and our future rate of growth. Our actual results may vary significantly from these estimates. We expect that our expenses will generally increase in the future, but may fluctuate from period to period. We may not be able to adjust our spending quickly enough if our net sales fall short of our expectations or our gross margins erode.

A new product introduction by us may result in higher growth in our net sales in the quarter in which the product is introduced as compared to subsequent quarters when the customer is re-stocking the item rather than stocking it for the first time.

Our results of operations have fluctuated and may fluctuate on a quarterly basis, which could result in decreases in our stock price. We believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance.

We depend on a limited number of customers for a significant portion of our sales, and our financial success is linked to the success of our customers, our customers' commitment to our products and our ability to satisfy and retain our customers. Some of our customers have experienced financial difficulties during the past several years.

We depend on a limited number of customers for a significant portion of our sales. Net sales from our ten largest customers totaled 70.2%, 67.4% and 68.2% of our total net sales during 2009, 2008 and 2007, respectively. We expect that these customers will continue to represent a significant portion of our net sales in the future. Two customers, Wal-Mart and Kohl's, each accounted for more than 10% of our net sales in 2009. Three customers, Kohl's, Wal-Mart and Macy's, each accounted for more than 10% of our net sales in 2008 and 2007. We do not have long-term contracts with any of our customers, as sales to retailers are generally made on an order-by-order basis. Instead, we rely on long-standing relationships and on our position in the marketplace. As a result, we face the risk that one or more of our major customers may significantly decrease its or their business with us or terminate its or their relationship with us. Any such decrease or termination of our major customers' business could result in a material decrease in our sales and operating results.

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

2009 Form 10-K    I    9

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

We might not be able to compete successfully with these or new competitors in the future. If we fail to compete successfully, our market share and results of operations would be materially and adversely affected.

Retail trends could result in increased downward pressure on our prices, reduced floor space for our products and other changes that could be harmful to our business.

There has been a trend toward retailer consolidation and, as a result, we increasingly sell our products to a reduced number of customers. As a result of this consolidation, we have observed an increased centralization of buying decisions and greater negotiating power by such retailers. Policy changes by our customers, such as reductions in inventory levels, limitations on access to display space, development of private brands and other changes by customers, could result in lower net sales and lower gross margins for us. These consolidations in the retail industry, as well as further consolidations that may occur in the future, could result in price and other competition that could damage our business. Additionally, as our customers grow larger, they may increasingly require us to provide them with our products on an exclusive basis, which would cause an increase in the number of SKUs we must carry, and, consequently, our inventory levels and working capital requirements could increase. The potential impact of these types of policy changes by our customers has been amplified by the recent consolidation of retailers, as each retailer now represents a greater portion of our net sales.

The intimate apparel industry is subject to pricing pressures that may cause us to lower the prices we charge for our products.

Average prices in the intimate apparel industry have generally declined in the past couple of years, primarily as a result of the growth of the mass merchant channel of distribution, increased competition, consolidation in the retail industry and a promotional retail environment.

10    I    Maidenform Brands, Inc.

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

We strive to develop and introduce new product offerings to address changing fashion trends and new markets. For example, we plan to introduce a new collection of bras and panties, under our Charmed brand, targeting junior consumers between the ages of 16 to 22 in the third quarter of 2010. Developing new products is expensive, and new product launches may not be successful. If new products fail to meet expectations, we may decide to discontinue those products, in which case we will lose the investment we made in developing and launching those products.

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

Our credit facility contains financial and other restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interests, such as selling assets, strategic acquisitions, paying dividends, stock repurchases and borrowing additional funds. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt and leave us unable to meet some or all of our obligations. See the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

2009 Form 10-K    I    11

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

  •
  disruptions in shipping and freight forwarding services, including dockworker or port strikes;

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

We purchase intimate apparel designed by us from a limited number of third-party manufacturers. In addition, approximately 91% of our total sourcing is concentrated in three foreign countries, China, Indonesia and Thailand. We do not have any material or long-term contracts with any of our suppliers. Furthermore, our finished goods suppliers also purchase the fabrics and accessories used in our products from a limited number of suppliers. The loss of one or more of these vendors could interrupt our supply chain and impact our ability to deliver products to our customers, which would have a material adverse effect on our net sales and profitability.

Increases in the price of raw materials used to manufacture our products could materially increase our costs and decrease our profitability.

The principal fabrics used in our business are made from cotton, synthetic fabrics and cotton-synthetic blends. The prices for these fabrics depend on the market price for the raw materials used to produce them, primarily cotton and chemical components of synthetic fabrics, and there can be no assurance that prices for these and other raw materials will not increase in the near future. These raw materials are subject to price volatility caused by weather, supply conditions, power outages, government regulations, economic climate and other unpredictable factors. Fluctuations in crude oil or petroleum prices may also influence the prices of related items such as chemicals, dyestuffs, man-made fiber and foam. Any raw material price increase would increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. In addition, if one or more of our competitors is able to reduce its production costs by taking advantage of any reductions in raw material prices or favorable sourcing agreements, we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have a material and adverse effect on our business, results of operations and financial condition.

12    I    Maidenform Brands, Inc.

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

We believe that our future success includes expanding our operations outside of the United States. There are certain risks inherent in doing business in international markets, which include:

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

2009 Form 10-K    I    13

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

Our company-operated outlet stores depend heavily on the ability and desire of consumers to travel and shop.

Our company-operated outlet stores are located principally in outlet centers, which are typically located at or near vacation destinations or away from large population centers where department stores and other traditional retailers are concentrated. As a result, developments that would lead to decreased travel, such as fuel shortages, increased fuel prices, travel restrictions, travel concerns, bad weather and other circumstances, including as a result of war, terrorist attacks or the perceived threat of war or terrorist attacks, could have a material adverse effect on us. Other factors which could affect the success of our stores include:

  •
  the location of the outlet center or the location of a particular store within an outlet center;

14    I    Maidenform Brands, Inc.

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

Our operations depend on our information technology systems and infrastructure which may suffer failures or business interruptions that could cause loss of data and increase our operating costs.

We rely on our information technology systems to manage internal operations and financial reporting and, through our e-commerce websites, to generate sales of our products. Our computer and communication systems and other operations are vulnerable to damage, interruption or failure as a result of, among other things, power or telecommunications failures, hardware failures or software errors; human error; computer viruses, acts of vandalism or sabotage (and resulting potential lapses in security), both internal and external; natural disasters, fires, floods or other acts of God; acts of war or terrorism or other armed hostility; and loss of support services from third parties, including those to whom we outsource aspects of our computer infrastructure critical to our business.

We may experience systems failures. In these circumstances, our redundant systems or disaster recovery plans may not be adequate. Similarly, although our service providers generally have disaster recovery plans, we cannot be certain that these plans will be adequate or implemented properly. In addition, our business interruption insurance may not adequately compensate us for losses that may occur.

We are currently upgrading our technology systems and redesigning our internet sales websites. We may experience difficulties in implementing this new technology or launching our new sales websites. We also cannot assure you that we have sufficient personnel to properly respond to system problems. We internally support and maintain many of our computer systems and networks. Our failure to monitor or maintain these systems and networks or, if necessary, to find a replacement for this technology in a timely and cost-effective manner would have a material adverse effect on our business, financial condition and results of operations.

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

2009 Form 10-K    I    15

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

We are a party to contracts with two separate unions. Our contracts with Local 153 of OPEIU and Worker's United both expired in September 2009. A new three-year contract with Worker's United was negotiated in January 2010. A new agreement with Local 153 of OPEIU is being negotiated. Our failure or inability to renew either of these contracts could have a material adverse effect on our ability to operate our business and on our results of operations.

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

We might not successfully integrate future acquisitions, licensing opportunities or brand start-ups, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Although members of our current management team have previous experience in integrating acquisitions, they have not completed any acquisitions as a team. If appropriate opportunities present themselves, we may acquire or invest in businesses, products or technologies that we believe are strategic. We might not be able to identify, negotiate or finance any future acquisition or investment successfully. Even if we do succeed in acquiring or investing in a business, product or technology, such acquisitions and investments involve a number of risks, including the following:

  •
  we may find that the acquired company or assets do not further our business strategy, or that we overpaid for the company or assets, or that the economic conditions underlying our acquisition decision change;

  •
  we may have difficulty integrating the products of the acquired business with our existing product lines;

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

16    I    Maidenform Brands, Inc.

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

Our failure to register, renew or otherwise protect our trademarks and other intellectual property could have a negative impact on the value of our brand names and limit our ability to maintain and grow our business.

We use trademarks on nearly all of our products, which is an important factor in creating a market for our products, in identifying us and in distinguishing our products from those of others. We believe our trademarks and other intellectual property rights, including service marks, copyrights, trade secrets, patents and patent applications, are critical to our success. We rely on trademark, copyright and other intellectual property laws to protect our proprietary rights. We also depend on trade secret protection through confidentiality agreements with our employees, licensees, suppliers and others, and through license agreements with our licensees with whom we develop the fabrics, other components and machinery used to make our products.

Despite our efforts to protect our intellectual property rights, intellectual property laws afford us only limited protection. In addition, we may not have agreements containing adequate protective provisions in every case and the contractual provisions that are in place may not provide us with adequate protection in all circumstances. A third party could copy our products, designs and/or brands, or otherwise obtain information from us without authorization. Accordingly, we may not be able to prevent misappropriation of our intellectual property or to deter others from developing similar products. Further, monitoring the unauthorized use of our intellectual property, including our trademarks and service marks, is difficult. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brand, competitive advantages or goodwill and result in decreased net sales. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Furthermore, we have not obtained trademark protection for all of our brands in all of the countries where we sell our products. This could leave us helpless to stop potential infringers or possibly even unable to sell our products in certain territories.

Litigation has been and may continue to be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Due to their inherent uncertainty, there can be no assurance of the ultimate outcome of current or future litigation, proceedings, investigations or claims or their effect. Litigation of this type has resulted in and could in the future result in further substantial costs and diversion of resources, may result in counterclaims or other claims against us and could significantly harm our results of operations.

We may have disputes with, or be sued by, third parties for infringement or misappropriation of their proprietary rights, which could have a negative impact on our business.

Other parties have asserted in the past, and may assert in the future, claims with respect to trademark, patent, copyright or other intellectual property rights that are important to our business. Other parties might seek to block the use of, or seek monetary damages or other remedies for the prior use of, our trademarks or other intellectual property or the sale of our products as a violation of their trademark, patent or other proprietary rights. Most recently, on March 2, 2010, we filed suit against Times Three Clothier, LLC ("Times Three") in the federal court for the Southern District of New York, seeking a declaratory judgment that our Flexees Fat Free Tank does not infringe a design patent held by Times Three. See "Item 3—Legal Proceedings."

2009 Form 10-K    I    17

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

Any claims of infringement or misappropriation against us, whether meritorious or not, could:

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

At January 2, 2010, we had approximately $29.0 million of federal and state net operating loss carryforwards available for future utilization during the years 2010 through 2023. To the extent any sales of common stock by us or certain of our stockholders results in an "ownership change" within the meaning of Section 382 of the Internal Revenue Code ("Section 382"), we may not be able to realize certain of these net operating loss carryforwards existing at the date of such ownership change or the timing of when we can use these net operating loss carryforwards may be modified. For more information regarding these potential income tax benefits and our net operating loss carryforwards, see the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We depend on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers and other key personnel, including senior design, marketing, operational and finance executives. Any loss or interruption of the services of one or more of our executive officers or key personnel could result in our inability to manage our operations effectively and/or pursue our business strategy.

During 2008, our former, Chief Executive Officer, Thomas Ward, and our General Counsel, Steven Masket, both retired, and our former Chief Financial Officer, Dorvin Lively, resigned. Maurice Reznik, who had formerly served as our President, was appointed Chief Executive Officer, and other senior key personnel in the design, marketing, operations and finance departments remained with us. Shortly after the departure of our General Counsel and Chief Financial Officer, we filled these positions with qualified employees.

18    I    Maidenform Brands, Inc.

Because competition for our employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our planned growth.

Our ability to provide high quality products, as well as our ability to execute our business plan generally, depends in large part upon our ability to attract and retain highly qualified personnel. Competition for such personnel is intense. We have in the past experienced, and we expect to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. The location of our corporate offices outside of New York City has made it increasingly difficult to recruit personnel in certain fields, such as finance, marketing and design. We might not be successful in our efforts to recruit and retain the required personnel. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be impacted.

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

  •
  additions or departures of key personnel; and

  •
  sales of our common stock, including sales of large blocks of our common stock or sales by our directors, officers and significant stockholders.

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

2009 Form 10-K    I    19

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

As of March 2, 2010, our executive officers, directors, current 5% or greater stockholders and affiliated entities (based upon the most recent filings with the SEC with respect to each such stockholder) together beneficially own approximately 47% of our common stock outstanding. Among the 5% or greater stockholders as of the same date, Ares Corporate Opportunities Fund, L.P. ("Ares"), who is our largest stockholder, beneficially owned approximately 13% of our common stock outstanding. As a result, these stockholders, should they act together, may be able to influence or control matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. These stockholders may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. If one or more of the analysts who cover us downgrade our stock or otherwise issue research reports relating to us that the market views as unfavorable, our stock price could decline. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Provisions in our amended and restated certificate of incorporation and bylaws or Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and depress the trading price of our common stock.

Delaware corporate law and our amended and restated certificate of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include provisions that:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

20    I    Maidenform Brands, Inc.

ITEM 2. PROPERTIES

In 2007, we relocated our corporate headquarters to leased premises of approximately 67,000 square feet located in Iselin, New Jersey. This lease expires in May 2017. Our previous headquarters, located in Bayonne, New Jersey, was sold in 2009.

We currently lease our 11,250 square foot New York City showroom, which is located at 200 Madison Avenue. The lease for the showroom expires on June 30, 2016. We also lease space for sourcing offices in Hong Kong and Indonesia.

The following table sets forth certain information regarding our distribution centers operated by us at January 2, 2010:

Location	Approximate Square Footage	Title
United States
Fayetteville, NC	262,000	Owned
	148,000	Leased(1)
	59,000	Leased(1)
Europe
Shannon, Ireland	21,000	Leased(2)

(1)
Lease expires December 31, 2012

(2)
Lease expires May 26, 2016, but may be terminated by us at any time on one year's notice

Effective January 22, 2010, we entered into a lease for temporary warehouse space of approximately 100,000 square feet, located in Fayetteville, North Carolina. The lease expires April 22, 2010 with the option to renew for four additional terms of three months each.

We currently operate 73 outlet stores in 26 states and Puerto Rico. All of these store locations are leased with an average remaining lease period of 2.5 years and lease expiration dates ranging from 2010 to 2018.

We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional space will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

On March 2, 2010, we filed suit against Times Three Clothier, LLC ("Times Three") in the federal court for the Southern District of New York, seeking a declaratory judgment that our Flexees Fat Free Tank does not infringe a design patent held by Times Three. We believe that the ultimate outcome of this pending lawsuit and claim will not have a material adverse affect on our consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome of current or future litigation, proceedings, investigations, or claims or their effect.

From time to time, we are subject to various claims and legal actions arising from time to time in the ordinary course of business.

ITEM 4. RESERVED

2009 Form 10-K    I    21

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price range and number of holders

Since July 22, 2005, our common stock has traded on the New York Stock Exchange under the symbol MFB. Prior to July 22, 2005, our common stock was not publicly traded. The last reported sales price per share of our common stock on March 2, 2010 was $17.90, and on that date there were 85 holders of record of our common stock.

The following table sets forth for the period indicated the high and low sales price per share of our common stock as reported by the New York Stock Exchange.

	2009
	High	Low
First quarter	$10.87	$7.72
Second quarter	14.05	9.20
Third quarter	16.79	11.07
Fourth quarter	16.80	14.00

	2008
	High	Low
First quarter	$16.00	$11.51
Second quarter	17.36	14.14
Third quarter	15.99	12.37
Fourth quarter	15.04	6.74

22    I    Maidenform Brands, Inc.

Stock performance graph

The graph depicted below compares the performance of our common stock with the cumulative total return of the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the Peer Group Index from July 22, 2005, the first day of trading of our common stock after our initial public offering, plus reinvested dividends and distributions through January 2, 2010, the last day of our fiscal year.

Pursuant to the SEC's rules, we created a peer group index with which to compare our stock performance since a relevant published industry or line-of-business index does not exist. We have selected a grouping of companies that we believe share similar characteristics to our own. All of the companies included in the Peer Group Index were, for the relevant period, engaged in some of the businesses in which we are engaged or are companies that are not engaged in businesses in which we participate but we believe share some similar characteristics with ours. The companies included in the Peer Group Index are as follows: Hanesbrands Inc., Jones Apparel Group Inc., Oxford Industries Inc., Perry Ellis International, Phillips-Van Heusen Corp, Inc., Polo Ralph Lauren Corp., VF Corp., Warnaco Group Inc, and Carter's Inc..

Comparison of Cumulative Total Return

Notes:

(1)
The graph covers the period from the market close on July 22, 2005, the first trading day of our common stock following the our initial public offering, to January 2, 2010.

(2)
The graph assumes that $100 was invested at the market close on July 22, 2005 in our common stock, in the S&P 500 Index and the Peer Group Index, and that all dividends were reinvested. No cash dividends have been declared on our common stock.

(3)
Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

In accordance with the rules of the SEC, the information set forth above under "Stock performance graph" will not be deemed to be "filed" with the SEC or incorporated by reference into any filing we make with the SEC under the Securities Exchange Act of 1934 or the Securities Act of 1933.

2009 Form 10-K    I    23

Issuer purchases of equity securities

In February 2010, the Board of Directors increased our stock repurchase program by an additional $37.5 million increasing the amount then available under the plan to $50.0 million. We are authorized to make repurchases from time to time in the open market as market conditions warrant and pursuant to other parameters set by our Board of Directors. During fiscal 2009 and 2008, no shares were repurchased under this program. The total authorized amount remaining under the repurchase program was $12.5 million as of January 2, 2010.

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

24    I    Maidenform Brands, Inc.

ITEM 6. SELECTED FINANCIAL DATA

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

The following table sets forth selected financial data as of and for the five fiscal years ended January 2, 2010:

	For the Years Ended(1)
	January 2, 2010	January 3, 2009	December 29, 2007	December 30, 2006	December 31, 2005
	(in thousands, except share and per share amounts)
OPERATING DATA:
Wholesale	$410,493	$355,032	$366,121	$360,647	$327,799
Retail	55,762	58,510	56,043	56,188	54,370

Net sales	466,255	413,542	422,164	416,835	382,169
Cost of sales	305,272	257,848	256,365	260,083	247,037

Gross profit	160,983	155,694	165,799	156,752	135,132
Selling, general and administrative expenses(2)	107,810	109,781	97,880	101,238	101,604

Operating income	53,173	45,913	67,919	55,514	33,528
Interest expense, net(3)	2,196	4,521	9,029	8,521	15,853

Income before income taxes	50,977	41,392	58,890	46,993	17,675
Income tax expense(4)(5)	13,984	16,672	24,686	19,231	8,735

Net income	36,993	24,720	34,204	27,762	8,940
Preferred stock dividends and changes in redemption value(6)	—	—	—	—	(17,264)

Net income (loss) available to
common stockholders	$36,993	$24,720	$34,204	$27,762	$(8,324)

EARNINGS (LOSS) PER
SHARE DATA(7):
Basic earnings (loss) per common share	$1.62	$1.10	$1.50	$1.21	$(0.39)

Diluted earnings (loss) per common share	$1.56	$1.05	$1.43	$1.15	$(0.39)

Basic weighted average number of shares outstanding	22,781,363	22,402,342	22,815,398	23,024,986	21,451,654

Diluted weighted average number of shares outstanding	23,705,836	23,433,107	23,960,606	24,194,468	21,451,654

	For the Years Ended
	January 2, 2010	January 3, 2009	December 29, 2007	December 30, 2006	December 31, 2005
	(in thousands, except share and per share amounts)
BALANCE SHEET DATA (end of period):
Cash and cash equivalents	$89,159	$43,463	$16,602	$14,617	$30,978
Total assets	358,742	298,244	279,651	244,853	247,348
Total indebtedness, including current maturities	87,250	88,350	89,725	110,000	137,500
Total stockholders' equity	166,831	119,658	99,617	74,901	52,703

(Footnotes appear on the next page)

2009 Form 10-K    I    25

NOTES TO SELECTED FINANCIAL DATA

(1)
Fiscal year 2009 had 52 weeks compared to 53 weeks in fiscal year 2008 and 52 weeks in fiscal years 2007, 2006 and 2005. Fiscal 2008 only had four more shipping days than 2009 and only three more shipping days than 2007, 2006 and 2005 that were immaterial to our wholesale segment results. Therefore, the financial results for these fiscal years are comparable. Our retail segment included one more week in fiscal 2008 compared to fiscal years 2009, 2007, 2006, 2005 but the effect of this extra week on our retail operations was not material.

(2)
Our pension plan was frozen effective January 1, 2007 for current employee participants and closed to new entrants. In connection with this freeze, we recognized a non-cash curtailment gain of $6.3 million, reflected in selling, general and administrative expenses in 2007.

(3)
Interest expense includes charges of $2.4 million for deferred financing fees in connection with the refinancing of our credit facility in 2007 and $4.9 million for deferred financing fees in connection with the amendment of the first lien facilities and the prepayment of the second lien facility during 2005.

(4)
Income tax expense for the period ended January 2, 2010, includes a benefit of $6.1 million resulting from the resolution of an Internal Revenue Service ("IRS") audit for the 2005 fiscal year, which was concluded during 2009.

(5)
Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its net operating losses ("NOLs") if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the sixty-month period after the ownership change. Our NOLs are subject to Section 382 limitations. At January 2, 2010, we had approximately $29.0 million of federal and state NOLs available for future utilization during the years of 2010 through 2023. During 2009, our combined limitation for our NOLs was approximately $5.5 million and we utilized approximately $5.5 million of NOLs. During 2008, our combined limitation for our NOLs was approximately $11.5 million and we utilized all of them. During 2007, our combined limitation for our NOLs was approximately $11.7 million and we utilized approximately $11.7 million of NOLs. During 2006, our combined limitation for our NOLs was approximately $12.1 million and we utilized approximately $12.1 million of NOLs. During 2005, our combined limitation for our NOLs was approximately $20.9 million and we utilized approximately $18.9 million of NOLs with the remaining NOLs utilized in 2006.

(6)
All outstanding shares of preferred stock, including shares of preferred stock acquired upon the exercise of all outstanding options to purchase shares of our preferred stock, were redeemed in connection with our initial public offering in July 2005.

(7)
For the calculation of earnings per share, see notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

26    I    Maidenform Brands, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with our audited consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products, and our future results and is intended to provide the reader of our audited consolidated financial statements with a narrative discussion about our business. This discussion is presented in the following sections:

  •
  Management Overview,

  •
  Results of Operations,

  •
  Liquidity and Capital Resources, and

  •
  Critical Accounting Policies.

We based our forward-looking statements on assumptions or estimates that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in Item 1A., "Risk Factors" included elsewhere in this Annual Report on Form 10-K.

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

We sell our products under some of the most recognized brands in the intimate apparel industry. Our Maidenform, Control It!, Flexees, Lilyette, Luleh, Rendezvous and Subtract are sold in department stores and national chain stores. Our Bodymates, Inspirations, Self Expressions and Sweet Nothings are distributed through mass merchants. These mass merchant brands leverage our product technology, but are separate brands with distinctly different logos. In addition to our owned brands, we also supply private brands to certain department stores and national chain stores, mass merchants and retailers.

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

2009 Form 10-K    I    27

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We believe we are well-positioned to capitalize on or address these trends by, among other things:

  •
  continuing to launch innovative products;

  •
  increasing our presence in department stores and national chain stores through the use of Maidenform, Control It!, Flexees, Lilyette, Luleh, Rendezvous, Subtract and private brands;

  •
  expanding distribution of our Donna Karan® and DKNY® licensed brands;

  •
  expanding shapewear awareness;

  •
  increasing our presence in the mass merchant channel through the use of our, Bodymates, Inspirations, Self Expressions, Sweet Nothings, private brands and other brands for new customers;

  •
  expanding our international presence;

  •
  increasing consumer identification with our brands through further marketing investments;

  •
  marketing, rather than manufacturing our brands;

  •
  making selective acquisitions, entering into license agreements, and developing and marketing new products that will complement our existing products or distribution channels; and

  •
  merchandising, marketing and selling private brand products to selected retailers.

Wholesale segment

Department stores and national chain stores.    The department stores and national chain stores are where we generally sell the Maidenform, Control It!, Flexees and Lilyette brands. We plan to continue to invest in increasing our net sales with department store customers, which we believe is important to our long-term positioning in the channel. There has been a trend toward consolidation of department stores. We expect the rate of our future net sales growth with department stores to be moderated by the reduction in both the number of department store customers and the number of doors (distinct locations operated by a particular retailer) operated by these customers. We have grown our market share significantly in the past several years with national chain stores. We have customers located outside the United States that purchase our Maidenform, Flexees and Lilyette brands. The majority of these net sales are included in the department stores and national chain stores channel. In 2009, we added new customers, such as Bloomingdale's and Nordstrom, within this channel as a result of our license agreement for the Donna Karan® and DKNY® brands. This agreement grants us the rights to design, source and market a full collection of Donna Karan® and DKNY® women's intimate apparel products.

Mass merchants.    The mass merchant channel includes both mass merchants and warehouse clubs. We intend to improve our penetration with mass merchants through the use of our brands Bodymates, Inspirations, Self Expressions, Sweet Nothings, and private brands. We have experienced significant growth in this channel over the past several years and expect to achieve significant growth in the future as we are able to increase both the floor space and number of doors in which our products are sold. We expect that both our net sales to this channel and our net sales to this channel as a percentage of our total net sales are likely to increase over time. The volume and mix of net sales of our brands and of private label in the mass merchant channel can vary from period to period based upon strategic changes that our customers may implement from time to time. Net sales to customers in the mass channel that are located outside the United States are included in this channel.

Other.    Net sales from other channels, include sales to specialty retailers, off-price retailers, foreign distributors and royalty income from licensees. We supply private brands to specialty retailers as opportunities present themselves and we continually evaluate this

28    I    Maidenform Brands, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

channel for opportunities. The volume and mix of net sales of private label in the other channel can vary significantly from period to period based upon new product introductions.

We selectively target strategic acquisitions, licensing opportunities or brand start-ups to grow our consumer base and would utilize any acquired companies and licenses to complement our current products, channels and geographic scope. We believe that acquisitions and licenses can enhance our product offerings to retailers and provide growth opportunities. We believe we can leverage our core competencies such as product development, brand management, logistics and marketing to create significant value from the acquired businesses and licenses. On May 6, 2008, we entered into a new women's intimate apparel license agreement for the Donna Karan® and DKNY® brands and we launched the brand in the first quarter of 2009.

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

Net sales.    Our net sales are derived from two operating segments, wholesale and retail. Net sales from the wholesale segment are recognized when the customer takes possession and are recorded net of cooperative advertising allowances, sales returns, sales discounts, and markdown allowances provided to our customers. Net sales in our retail segment are recognized at the time the customer takes possession of the merchandise at the point-of-sale in our stores and for our internet sales, net sales are recognized when the products are shipped and title passes to the customer.

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

2009 Form 10-K    I    29

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses (SG&A).    Our SG&A includes all of our marketing, product development, selling, distribution and general and administrative expenses for both the wholesale and retail segments (which include our retail outlet store payroll and related benefits). General and administrative expenses include management payroll, benefits, travel, information systems, accounting, distribution, rent, insurance and legal costs. Additionally, depreciation related to the shipping function in our distribution centers and our corporate office assets such as furniture, fixtures, and equipment, as well as amortization of intellectual property, are included in SG&A.

Income taxes.    We account for income taxes using the liability method, which recognizes the amount of income tax payable or refundable for the current year and recognizes deferred tax liabilities and assets for the future tax consequences of the events that have been recognized in the financial statements or tax returns. For those uncertain tax positions where it is "more likely than not" that a tax benefit will be sustained, we have recorded the tax benefit. For those income tax positions where it is not "more likely than not" that a tax benefit will be sustained, no tax benefit has been recognized. Where applicable, associated interest and penalties are recorded. We routinely evaluate all deferred tax assets to determine the likelihood of their realization and record a valuation allowance if it is "more likely than not" that a deferred tax asset will not be realized. For more information, see the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Net operating loss carryforwards ("NOLs") enable a company to apply NOLs incurred during a current period against a future period's profits in order to reduce cash tax liabilities in those future periods. In periods when a company is generating operating losses, its NOLs will increase. The tax effect of the NOLs is recorded as a deferred tax asset. If the company does not believe that it is "more likely than not" that it will be able to utilize the NOLs, it records a valuation allowance against the deferred tax asset. Additionally, Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the sixty-month period after the ownership change. Our NOLs are subject to Section 382 limitations. At January 2, 2010, we had approximately $29.0 million of federal and state NOLs available for utilization in the years from 2010 through 2023.

30    I    Maidenform Brands, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

	For the Years Ended
	January 2, 2010	January 3, 2009	December 29, 2007
	(in millions)
OPERATING DATA:
Wholesale sales	$410.5	$355.0	$366.2
Retail sales	55.8	58.5	56.0

Net sales	466.3	413.5	422.2
Cost of sales	305.3	257.8	256.4

Gross profit	161.0	155.7	165.8
Selling, general and administrative expenses	107.8	109.8	97.9

Operating income	$53.2	$45.9	$67.9

	As a Percentage of Net Sales
	For the Years Ended
	January 2, 2010	January 3, 2009	December 29, 2007
OPERATING DATA:
Wholesale sales	88.0%	85.9%	86.7%
Retail sales	12.0	14.1	13.3

Net sales	100.0	100.0	100.0
Cost of sales	65.5	62.3	60.7

Gross profit	34.5	37.7	39.3
Selling, general and administrative expenses	23.1	26.6	23.2

Operating income	11.4%	11.1%	16.1%

Our net sales are derived from two segments, wholesale and retail. Our net sales within the wholesale segment are grouped by channel, based upon the brands we sell and the customers to whom we sell, as follows: (1) department stores and national chain stores, (2) mass merchants and (3) other.

Our department stores and national chain stores channel primarily consists of sales of our Maidenform, Control It!, Flexees, Lilyette, Luleh, Rendezvous, Subtract and private brands on a worldwide basis to customers within this category. Within the mass merchant channel, we sell brands such as Bodymates, Inspirations, Self Expressions, Sweet Nothings and private brands that are primarily dedicated to specific customers. These brands are all sold on a worldwide basis to mass merchants and, to a lesser degree, warehouse clubs. Our remaining sales are grouped within a channel designated as other and include private brand products sold to specialty retailers and all brand sales to off-price retail stores. In addition, we include licensing income as well as sales to foreign distributors in our other channel.

2009 Form 10-K    I    31

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	For the Years Ended
	January 2, 2010	January 3, 2009	$ Change	% Change
	(in millions)
Department stores and national chain stores	$201.7	$209.7	$(8.0)	-3.8%
Mass merchants	124.2	108.2	16.0	14.8
Other	84.6	37.1	47.5	128.0

Total wholesale	410.5	355.0	55.5	15.6

Retail	55.8	58.5	(2.7)	(4.6)

Total consolidated net sales	$466.3	$413.5	$52.8	12.8%

Fiscal year ended January 2, 2010 compared with fiscal year ended January 3, 2009 (52 weeks as compared to 53 weeks)

Although fiscal 2008 had 53 weeks compared to 52 weeks in 2009, 2008 had only four more shipping days than 2009 that were immaterial to our wholesale segment results. Therefore, the financial results for the two fiscal years are comparable. Our retail segment included one more week in 2008 compared 2009 but the effect of this extra week on our retail operations is not material.

Net sales.    Consolidated net sales increased $52.8 million, or 12.8%, from $413.5 million in 2008 to $466.3 million in 2009. Wholesale segment net sales increased by $55.5 million, or 15.6%, from $355.0 million in 2008 to $410.5 million in 2009. Total international net sales, which are included in the wholesale segment, decreased $3.6 million, or 9.2%, from $39.3 million in 2008 to $35.7 million in 2009. Net sales in our retail segment decreased by $2.7 million, or 4.6%, from $58.5 million in 2008 to $55.8 million in 2009.

Our department stores and national chain stores channel net sales decreased by $8.0 million, or 3.8%, from $209.7 million in 2008 to $201.7 million in 2009. This decrease reflected the weakness in this channel as a result of the global economic slowdown, along with promotional activities with retail partners to increase inventory productivity and lost sales associated with customer bankruptcies filed in the third quarter of 2008. Partially offsetting this decrease were sales from our licensed brands Donna Karan® and DKNY® that we launched in the first quarter of 2009 and the continued strength of our shapewear business. Our mass merchant channel net sales increased by $16.0 million, or 14.8%, from $108.2 million in 2008 to $124.2 million in 2009. This increase was driven by the expansion of our Sweet Nothings brand in the bra and shapewear categories and ongoing replenishment of our Inspirations brand, which launched in the second quarter of 2008. Other channel net sales, which include sales to specialty retailers, off-price retailers, foreign distributors and licensing income, increased by $47.5 million, or 128.0%, from $37.1 million in 2008 to $84.6 million in 2009. This increase was due primarily from the introduction of new products and the replenishment of products based on our patent-pending Total Solution technology with a specialty retailer and higher sales to off-price retailers.

Retail segment net sales decreased $2.7 million, or 4.6%, from $58.5 million in 2008 to $55.8 million in 2009, with same store sales, defined as stores that have been open for more than one year, decreasing 7.3%. This decrease is due in part to 2008 having a 53rd week and the weakness in the overall economy, partially offset by a solid performance in our shapewear business. The 53rd week in 2008 accounted for $1.4 million of the retail segment net sales decrease during 2009. Excluding the impact of the 53rd week, same store sales, would have been down 4.7%. Our internet sales increased $0.1 million, or 2.0%, from $5.0 million in 2008 to $5.1 million in 2009.

Gross profit.    Consolidated gross profit increased by $5.3 million, or 3.4%, from $155.7 million in 2008 to $161.0 million in 2009. However, as a percentage of net sales, gross profit decreased by 3.2 percentage points from 37.7% in 2008 to 34.5% in 2009.

32    I    Maidenform Brands, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross profit from our wholesale segment increased by $5.8 million, or 4.7%, from $122.3 million in 2008 to $128.1 million in 2009. However, as a percentage of net sales, gross profit from our wholesale segment decreased by 3.3 percentage points from 34.5% in 2008 to 31.2% in 2009. This decrease was primarily driven by increased promotional activity to drive inventory productivity, and the mix of customers and products, including a higher percentage of net sales from our lower margin other and mass merchant channels.

Gross profit from our retail segment decreased by $0.5 million, or 1.5%, from $33.4 million in 2008 to $32.9 million in 2009. However, as a percentage of net sales, gross profit from our retail segment increased by 1.9 percentage points from 57.1% in 2008 to 59.0% in 2009. This increase was largely driven by a change in the overall product mix.

Selling, general and administrative expenses (SG&A).    Our consolidated SG&A decreased by $2.0 million, or 1.8%, from $109.8 million in 2008 to $107.8 million in 2009. As a percentage of net sales, SG&A was 26.6% for 2008 and 23.1% for 2009.

Wholesale segment SG&A, which includes corporate-related expenses, decreased by $1.2 million, or 1.5%, from $80.4 million in 2008 to $79.2 million in 2009. As a percentage of net sales, wholesale segment SG&A decreased from 22.6% in 2008 to 19.3% in 2009. The decrease of $1.2 million is a result of lower bad debt expense of $2.4 million associated with customer bankruptcies, which occurred in the third quarter of 2008, decreased foreign currency expense of $1.8 million resulting from the fluctuations in currency exchange rates, lower advertising expense of $1.7 million as we reduced our marketing spend, lower severance of $1.3 million primarily from the workforce reduction in 2008, along with other costs reductions as we continue to manage our expenses. These lower expenses were partially offset by an increase in payroll and related benefits of $5.0 million primarily associated with incentive compensation, and expenses associated with our licensed brands Donna Karan ® and DKNY ®, which were launched in early 2009.

Retail segment SG&A decreased by $0.8 million, or 2.7%, from $29.4 million in 2008 to $28.6 million in 2009. However, as a percentage of net sales, retail segment SG&A increased from 50.3% in 2008 to 51.3% in 2009. This decrease of $0.8 million was primarily a result of operating fewer outlet stores when compared to last year.

Operating income.    Our consolidated operating income increased $7.3 million, or 15.9%, from $45.9 million in 2008 to $53.2 million in 2009. Operating income, as a percentage of net sales, increased from 11.1% in 2008 to 11.4% in 2009.

For the foregoing reasons, operating income for the wholesale segment increased by $7.0 million, or 16.7%, from $41.9 million in 2008 to $48.9 million in 2009. Also, for the reasons discussed above, operating income for the retail segment increased by $0.3 million, or 7.5%, from $4.0 million in 2008 to $4.3 million in 2009.

Interest expense, net.    Interest expense, net decreased by $2.3 million, or 51.1%, from $4.5 million in 2008 to $2.2 million in 2009 as we benefited primarily from a lower average interest rate for 2009 when compared to 2008. The average balance of total debt outstanding decreased from $89.0 million in 2008 to $88.0 million in 2009. The average interest rate during 2008 was 5.1% as compared to an average interest rate of 2.3% in 2009.

Income taxes.    Income tax expense decreased $2.7 million, or 16.2%, from $16.7 million in 2008 to $14.0 million in 2009. Our effective tax rate decreased from 40.3% in 2008 to 27.4% in 2009. The lower effective income tax rate for 2009 was due primarily to the resolution of an Internal Revenue Service ("IRS") audit for the year 2005, which was concluded during 2009. As a result, we have adjusted our liabilities for uncertain tax positions under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740.10.25 and recognized additional net deferred tax assets, principally in relation to NOLs. Our effective income tax rate, excluding this non-cash, one-time benefit of $6.1 million, was 39.3%. The decrease in the adjusted effective income tax rate when compared to the prior year was a result of reductions in taxes on income from foreign operations.

2009 Form 10-K    I    33

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net income.    For the foregoing reasons, our net income increased by $12.3 million, or 49.8%, from $24.7 million in 2008 to $37.0 million in 2009. Excluding the one-time tax benefit mentioned above, net income for 2009 increased $6.2 million, or 25.1%.

Fiscal year ended January 3, 2009 compared with fiscal year ended December 29, 2007 (53 weeks as compared to 52 weeks)

Although fiscal 2008 had 53 weeks compared to 52 weeks in 2007, 2008 had only three more shipping days than 2007, that were immaterial to our wholesale segment results. Therefore, the financial results for the two fiscal years are comparable. Our retail segment included one more week in 2008 compared 2007 but the effect of this extra week on our retail operations is not material.

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

Our department stores and national chain stores channel net sales decreased by $14.4 million, or 6.4%, from $224.1 million in 2007 to $209.7 million in 2008. This decrease was primarily a result of the overall weakening consumer demand, greater emphasis by our customers on managing inventory levels and increased promotional activity associated with the global economic crisis and challenging market conditions. Despite the unfavorable economic environment which affected certain product replenishment orders from customers in this channel, we experienced solid performance in our shapewear brands driven by Control It! and Flexees, particularly the Ultimate Instant Slimmer and Wear Your Own Bra collections, and the launch and ongoing replenishment of our Custom Lift collection and Luleh brand which were not in the prior year. Our mass merchant channel net sales increased by $12.1 million, or 12.6%, from $96.1 million in 2007 to $108.2 million in 2008. This increase was driven by the expansion of our Sweet Nothings brand in the shapewear category, a new branded seamless shapewear program and the launch and ongoing replenishment of our Inspirations brand which was not in the prior year. Other channel net sales, which include sales to specialty retailers, off-price retailers, foreign distributors and licensing, decreased by $8.9 million, or 19.3%, from $46.0 million in 2007 to $37.1 million in 2008. This decrease was due primarily to a non-recurring private brand program with a specialty retailer that occurred in the first quarter of 2007 and lower sales to off-price retailers.

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

2009 Form 10-K    I    35

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

We had $89.2 million and $43.5 million in cash and cash equivalents as of January 2, 2010 and January 3, 2009, respectively. We generated positive cash from operations of $45.2 million, $33.0 million and $40.4 million in 2009, 2008 and 2007, respectively. We continued to strengthen our cash position while managing our balance sheet when compared to the prior year. Additionally, we elected not to make any voluntary prepayments on our long-term debt and chose not to repurchase our common stock in 2009.

Further deterioration in the financial markets could lead to business disruptions for certain of our suppliers, contract manufacturers or trade customers and consequently, could disrupt our business. However, we believe that, absent unforeseen circumstances, our existing cash balances and available borrowings under the revolving loan, along with our future cash flow from operations, will enable us to meet our liquidity needs and capital expenditure requirements for the foreseeable future.

In 2010, we expect to spend a total of approximately $10.0 million on capital expenditures, driven by information technology upgrades, including system enhancements specifically related to our corporate, distribution and retail operations.

Our credit agreement, entered into in June 2007, consists of a 7-year, $100.0 million amortizing first lien term loan (the "Term Loan") and a 5-year, $50.0 million revolving loan facility (the "Revolving Loan," and together with the Term Loan, the "Credit Facility"). The Revolving Loan provides for direct borrowings and issuance of stand-by letters of credit on our behalf. We use the letters of credit as collateral for our workers' compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. Borrowings are limited by the borrowing base, which consists of 85.0% of eligible accounts receivable and 50.0% of eligible inventory. The borrowings and other obligations under the Credit Facility and the guarantees are collateralized by a first priority perfected lien, subject to certain permitted liens, on substantially all of the personal property assets and certain real property of the borrower and guarantors. We used the proceeds from the borrowings, together with available cash on hand, to repay all amounts then due under our then existing credit facility.

At January 2, 2010, we had $87.3 million outstanding under our Term Loan, and $0 outstanding with approximately $48.1 million available for borrowing under the Revolving Loan, after giving effect to $1.9 million of outstanding letters of credit. Principal payments on the Term Loan are payable in quarterly installments of $0.3 million with all remaining amounts due on the maturity date. We are permitted to voluntarily prepay all or part of the principal balance of the Term Loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. We made no voluntary prepayments on the Term Loan during 2009.

At January 2, 2010, borrowings under the Term Loan bear interest, at our option, at the London Interbank Offered Rate ("LIBOR") plus 1.0%, or at the base rate. Borrowings under the Revolving Loan bear interest, at our option, at LIBOR plus 0.75%, or at the base rate.

36    I    Maidenform Brands, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The LIBOR margin and the base rate margin will be determined quarterly based on our leverage ratio for the preceding four fiscal quarters.

The financial covenants for this facility include various restrictions with respect to us and our wholly owned subsidiary Maidenform, Inc., including the transfer of assets or the payment of dividends between Maidenform, Inc. and its subsidiaries and us. At January 2, 2010 and January 3, 2009, Maidenform, Inc. had restricted net assets of approximately $166.6 million, or 99.9% of total net assets and $119.4 million, or 99.8% of total net assets, respectively. We were in compliance with all debt covenants at January 2, 2010 and January 3, 2009.

Below is a summary of our actual performance under these financial covenants (dollars in thousands):

	January 2, 2010 Covenant	January 3, 2009 Covenant
Actual fixed charge coverage ratio	3.16 : 1.00	2.30 : 1.00
Minimum ratio required	1.25 : 1.00	1.25 : 1.00
Actual leverage ratio	0.00 : 1.00	0.90 : 1.00
Maximum ratio permitted	4.00 : 1.00	4.00 : 1.00
Actual consolidated capital expenditures	$5,894	$3,197
Maximum permitted	$15,000	$13,158

At January 2, 2010 we had $12.5 million remaining available under our $25.0 million stock repurchase program authorized in August 2007. In February 2010, the Board of Directors increased the amount available under our stock repurchase program to $50.0 million. Our stock repurchase program, which is open ended, allows us to repurchase our shares on the open market, as market conditions warrant and pursuant to other parameters set by our Board of Directors. We elected not to repurchase our common stock during 2009 and 2008. During 2007 we repurchased 803,550 shares of our common stock at a total cost of $12.5 million at an average price per share of $15.59.

Operating activities.    In 2009, 2008 and 2007, we generated $45.2 million, $33.0 million and $40.4 million, respectively, of cash flow from operations. This change was primarily driven by the cash provided by operations resulting from changes in working capital. The increase in inventory and accounts payable was a result of several factors including, among other things, new product initiatives, higher sales volume and our desire to increase our inventory levels for higher customer fulfillment of orders and to take advantage of incremental sales opportunities and meet ongoing sales demand of our products. Accounts receivable increased as a result of higher wholesale net sales and the timing of cash collections.

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

Investing activities.    Cash flows used in investing activities were $4.1 million in 2009, $3.2 million in 2008 and $6.4 million in 2007. During 2009, cash flows include capital expenditures and proceeds received from the sale of our previous corporate headquarters.

2009 Form 10-K    I    37

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital expenditures during 2009 related to information technology upgrades, including the implementation of an enterprise resource planning system and the re-launch of our e-commerce website.

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

Financing activities.    Cash flows provided by financing activities were $4.6 million in 2009 compared to cash flows used in financing activities of $1.3 million in 2008 and $32.6 million in 2007. During 2009, we benefited from increased proceeds and tax benefits related to equity award activity. The decrease in cash used in financing activities for 2008 is a result of our decision not to make any voluntary prepayments on our long-term debt and electing not to repurchase our common stock in 2008 as we did in 2007.

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

The following table summarizes our significant contractual obligations and commercial commitments at January 2, 2010 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional details regarding these obligations are provided in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	In Fiscal
	2010	2011	2012	2013	2014	Thereafter	Total
	(in millions)
Long-term debt	$1.1	$1.1	$1.1	$1.1	$82.9	$—	$87.3
Interest on long-term debt(1)	1.1	1.1	1.1	1.0	0.5	—	4.8
Obligations under capital lease(2)	0.2	0.1	0.1	—	—	—	0.4
Operating leases(3)	8.2	6.8	5.9	4.3	2.9	4.8	32.9

Total financial obligations	10.6	9.1	8.2	6.4	86.3	4.8	125.4

Other contractual obligations(4)	4.5	3.2	5.2	5.8	8.3	5.0	32.0
Purchase obligations(5)	101.1	—	—	—	—	—	101.1

Total financial obligations and commitments	$116.2	$12.3	$13.4	$12.2	$94.6	$9.8	$258.5

(1)
The interest rate assumed was the rate in effect at January 2, 2010.

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

As of January 2, 2010, our total liabilities for unrecognized tax benefits and related interest and penalties amounted to $4.2 million (before federal and, if applicable, state effect). Liabilities for unrecognized tax benefits have not been included in the schedule of cash contractual obligations because we cannot make a reasonably reliable estimate of the amount and period of related future payments of these liabilities.

In addition to the total contractual obligations and commitments included in the table above, we have pension and postretirement benefit obligations included in other non-current liabilities, as further described in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We expect to contribute approximately $0.2 million to our pension and postretirement plans during 2010.

Off-balance sheet arrangements.    Our most significant off-balance sheet financing arrangements as of January 2, 2010 are non-cancelable operating lease agreements, primarily for our company-operated outlet stores, our corporate headquarters and our leased distribution centers located in Shannon, Ireland and Fayetteville, North Carolina. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

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

2009 Form 10-K    I    39

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional reserves may be required.

Goodwill and intangible assets.    Goodwill and other intangible assets with indefinite useful lives are evaluated by us for impairment on an annual basis, or more frequently if certain events occur or circumstances exist. We evaluated goodwill and intangible assets during the fourth quarter of 2009 and determined that no impairment exists. At January 2, 2010, we had zero cumulative impairment losses.

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

The performance of the goodwill and intangible asset impairment tests are subject to significant judgment in determining the estimation of future cash flows, discount rates, and other assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value and impairment of goodwill and intangible assets.

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

Revenue recognition.    Net sales from the wholesale segment are recognized when the customer takes possession, at which time title and the risks and rewards of ownership pass to the customer and persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable, and payment is reasonably assured. In the case of sales by our retail operations, net sales are recognized at the time the customer takes possession of the merchandise at the point-of-sale in our stores and for our internet sales, net sales are recognized when the products are received by the customer. Reserves for sales returns, markdown allowances, cooperative advertising, discounts and other customer deductions are provided when sales are recorded or when the commitment is incurred.

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

Benefit plans (including postretirement plans).    The long-term rate of return for our pension plan is established via a building block approach with proper consideration of diversification and rebalancing. Historical markets are studied and long-term historical relationships between equity and fixed-income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital market assumptions are determined. We employ a total return investment approach whereby a mix of equities and fixed-income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The assets of our pension plan are held in pooled-separate accounts and are invested in mutual funds consisting of a diversified blend of equity and fixed income securities. We use this investment approach in order to meet its diversification and asset allocation goals. Furthermore, equity investments are diversified across domestic and foreign stocks, as well as growth, value, and small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies. We expect to contribute approximately $0.1 million to our pension plan in 2010.

At January 2, 2010, we used a discount rate assumption of 6.00% based upon the index fund that closely matches our expected pension benefit payouts. At January 2, 2010, we used a long-term rate of return assumption of 8.5% based on the investment return of our pension plan assets, which are primarily in equity securities.

Effective on January 1, 2007, the Company's pension plan was frozen. See notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The postretirement medical plans are unfunded plans. We expect to contribute to the plans an amount equal to benefit payments to be made in 2010 which are estimated to be $0.1 million. We believe that changes in assumptions related to our postretirement plans would not materially impact our consolidated statements of financial position, results of operations or cash flows.

Recently issued accounting standards

In August 2009, the FASB issued authoritative accounting guidance ("Guidance") regarding how to value a liability when a quoted price in an active market is not available for that liability. We adopted the provisions at our quarter ended October 3, 2009 and this adoption did not have a significant impact on our consolidated financial statements.

In June 2009, the FASB confirmed that the ASC will become the single official source of authoritative U.S. generally accepted accounting principles ("GAAP") (other than guidance issued by the Securities and Exchange Commission) for all non-governmental entities. The ASC, which changes the referencing of financial standards, supersedes current authoritative guidance and is effective for interim and annual financial periods ending after September 15, 2009. The ASC is not intended to change or alter existing GAAP and did not change our accounting practices.

2009 Form 10-K    I    41

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

In April 2009, the FASB issued Guidance, which is intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities and additional guidelines for estimating fair value in accordance with additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. This guidance is effective for fiscal years and interim periods ended after June 15, 2009. We have adopted the provisions of this guidance at our quarter ended July 4, 2009 and this adoption did not have a significant impact on our consolidated financial statements.

In December 2008, the FASB issued Guidance to require disclosure of additional information about assets held in a defined benefit pension or other postretirement plans. Specifically, this guidance requires an employer to disclose (i) investment policies and strategies including target allocation percentages, (ii) major categories of plan assets, (iii) inputs and valuation techniques used to measure the fair value of plan assets and (iv) significant concentration of risk within plan assets. The additional disclosure requirements are effective for fiscal years ending after December 15, 2009, with earlier application permitted. This adoption did not have a significant impact on our consolidated financial statements.

42    I    Maidenform Brands, Inc.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk.    We do not believe that we have significant foreign currency transactional exposures. Our net sales for the years ended 2009, 2008 and 2007 in currencies other than U.S. dollars were approximately $29.2 million, $32.8 million and $32.8 million, respectively. During 2009, our net sales were unfavorably impacted by $2.1 million due to fluctuations in foreign currency exchange rates. During the years 2008 and 2007, our net sales were favorably impacted by $1.5 million and $2.1 million, respectively, due to fluctuations in foreign currency exchange rates. Most of our purchases are denominated in U.S. dollars. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

Interest rate risk.    From time to time, we manage our interest rate risk through the use of interest rate swaps. Our existing swap contract matured on December 31, 2009. At January 2, 2010, our debt portfolio was comprised of variable-rate debt, with no portion hedged. We estimate that a 1% change in interest rates would have had a $0.8 million, $0.6 million and $0.8 million impact on our interest expense for 2009, 2008 and 2007, respectively.

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

Seasonality.    We have not experienced any significant seasonal fluctuations in our net sales or our profitability.

2009 Form 10-K    I    43

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

44    I    Maidenform Brands, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Maidenform Brands, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Maidenform Brands, Inc. and its subsidiaries at January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
March 9, 2010

2009 Form 10-K    I    45

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	January 2, 2010	January 3, 2009
Assets
Current assets
Cash and cash equivalents	$89,159	$43,463
Accounts receivable, net	42,951	38,974
Inventories	77,605	65,039
Deferred income taxes	14,790	11,837
Prepaid expenses and other current assets	7,878	13,852

Total current assets	232,383	173,165
Property, plant and equipment, net	22,228	19,577
Goodwill	7,162	7,162
Intangible assets, net	96,198	97,358
Other non-current assets	771	982

Total assets	$358,742	$298,244

Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$1,100	$1,100
Accounts payable	43,473	31,667
Accrued expenses and other current liabilities	28,366	19,476

Total current liabilities	72,939	52,243
Long-term debt	86,150	87,250
Deferred income taxes	22,934	24,252
Other non-current liabilities	9,888	14,841

Total liabilities	191,911	178,586

Commitments and contingencies (Note 7 and 14)
Stockholders' equity
Preferred stock—$0.01 par value; 10,000,000 shares authorized and none issued and outstanding	—	—
Common stock—$0.01 par value; 100,000,000 shares authorized; 23,981,108 shares issued and 23,341,444 outstanding at January 2, 2010 and 23,488,357 issued and 22,496,003 outstanding at January 3, 2009	240	235
Additional paid-in capital	66,574	60,567
Retained earnings	112,419	78,246
Accumulated other comprehensive loss	(3,385)	(5,408)
Treasury stock, at cost (639,664 shares at January 2, 2010 and 992,354 shares at January 3, 2009)	(9,017)	(13,982)

Total stockholders' equity	166,831	119,658

Total liabilities and stockholders' equity	$358,742	$298,244

The accompanying notes are an integral part of these consolidated financial statements.

46    I    Maidenform Brands, Inc.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	For the Years Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Net sales	$466,255	$413,542	$422,164
Cost of sales	305,272	257,848	256,365

Gross profit	160,983	155,694	165,799
Selling, general and administrative expenses	107,810	109,781	97,880

Operating income	53,173	45,913	67,919
Interest expense, net	2,196	4,521	9,029

Income before provision for income taxes	50,977	41,392	58,890
Income tax expense	13,984	16,672	24,686

Net income	$36,993	$24,720	$34,204

Basic earnings per common share	$1.62	$1.10	$1.50

Diluted earnings per common share	$1.56	$1.05	$1.43

Basic weighted average number of shares outstanding	22,781,363	22,402,342	22,815,398

Diluted weighted average number of shares outstanding	23,705,836	23,433,107	23,960,606

The accompanying notes are an integral part of these consolidated financial statements.

2009 Form 10-K    I    47

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
	Shares	$	Shares	$
Balance at December 30, 2006	23,488,357	$235	(523,531)	$(5,923)	$59,478	$20,953	$158	$74,901
Stock-based compensation					2,584			2,584
Purchase of common stock for treasury			(803,550)	(12,526)				(12,526)
Equity award activity			196,016	2,514	(1,143)			1,371
Cumulative effect of change in accounting principle related to uncertain tax positions (see Note 13)						(1,631)		(1,631)
Comprehensive income
Net income						34,204		34,204
Changes during the period (see Note 12)							714	714

Total comprehensive income								34,918

Balance at December 29, 2007	23,488,357	235	(1,131,065)	(15,935)	60,919	53,526	872	99,617
Stock-based compensation					1,398			1,398
Equity award activity			138,711	1,953	(1,750)			203
Comprehensive income
Net income						24,720		24,720
Changes during the period (see Note 12)							(6,280)	(6,280)

Total comprehensive income								18,440

Balance at January 3, 2009	23,488,357	235	(992,354)	(13,982)	60,567	78,246	(5,408)	119,658
Stock-based compensation					2,389			2,389
Equity award activity	492,751	5	352,690	4,965	3,618	(2,820)		5,768
Comprehensive income
Net income						36,993		36,993
Changes during the period (see Note 12)							2,023	2,023

Total comprehensive income								39,016

Balance at January 2, 2010	23,981,108	$240	(639,664)	$(9,017)	$66,574	$112,419	$(3,385)	$166,831

The accompanying notes are an integral part of these consolidated financial statements.

48    I    Maidenform Brands, Inc.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Cash flows from operating activities
Net income	$36,993	$24,720	$34,204
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	3,278	3,612	3,269
Amortization of intangible assets	1,160	1,160	1,160
Amortization of deferred financing costs	185	189	2,927
Stock-based compensation	2,389	1,398	2,584
Deferred income taxes	(5,615)	3,876	5,285
Excess tax benefits related to stock-based compensation	(3,296)	(278)	(798)
Pension plan curtailment gain	—	—	(6,255)
Bad debt expense	(134)	2,218	88
Other non-cash items	(2,168)	—	—
Net changes in operating assets and liabilities
Accounts receivable	(3,700)	4,583	(6,721)
Inventories	(12,410)	4,002	(22,130)
Prepaid expenses and other current and non-current assets	(404)	(2,135)	(38)
Accounts payable	11,799	(4,355)	22,827
Accrued expenses and other current and non-current liabilities	7,843	(2,731)	3,219
Income taxes payable	9,273	(3,286)	799

Net cash from operating activities	45,193	32,973	40,420

Cash flows from investing activities
Capital expenditures	(5,894)	(3,197)	(6,371)
Proceeds from sale of assets	1,817	—	—

Net cash from investing activities	(4,077)	(3,197)	(6,371)

Cash flows from financing activities
Term loan borrowings	—	—	100,000
Term loan repayments	(1,100)	(1,375)	(120,275)
Borrowings under revolving loan	—	—	5,000
Repayments under revolving loan	—	—	(5,000)
Deferred financing costs	—	—	(1,106)
Proceeds from stock options exercised	2,759	235	573
Excess tax benefits related to stock-based compensation	3,296	278	798
Payments of capital lease obligations	(193)	(186)	(102)
Purchase of common stock for treasury	—	—	(12,526)
Payments of employee withholding taxes related to equity awards	(204)	(215)	—

Net cash from financing activities	4,558	(1,263)	(32,638)
Effects of exchange rate changes on cash	22	(1,652)	574

Net increase in cash	45,696	26,861	1,985
Cash and cash equivalents
Beginning of period	43,463	16,602	14,617

End of period	$89,159	$43,463	$16,602

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$2,460	$5,221	$6,682

Income taxes	$12,301	$15,642	$16,891

Supplemental schedule of non-cash investing and financing activities
Treasury stock issued related to equity award activity	$5,156	$2,024	$2,514

Equipment acquired with capital lease obligations	$—	$—	$470

The accompanying notes are an integral part of these consolidated financial statements.

2009 Form 10-K    I    49

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

1. NATURE OF OPERATIONS

Maidenform Brands, Inc. and its subsidiaries (the "Company," "we," "us" or "our") design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels including department stores and national chain stores, mass merchants (including warehouse clubs), and other (including specialty retailers, off-price retailers, foreign distributors and licensees). In addition, we operated 73 and 78 retail outlet stores as of January 2, 2010 and January 3, 2009, respectively, and sell products on our websites.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements include the accounts of Maidenform Brands, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The more significant estimates and assumptions are those used in determining accounts receivable and inventory reserves, pension and postretirement liabilities, and goodwill and intangible impairment analyses. Actual results could ultimately differ from these estimates.

Fiscal reporting period

We report our annual results of operations based on a fiscal period comprised of 52 or 53 weeks. Our fiscal years 2009, 2008 and 2007 ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively. Unless otherwise stated, references to years in the financial statements refer to fiscal years.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these instruments. The carrying amount of long-term debt at January 2, 2010 and January 3, 2009 approximates fair value as a result of the variable interest rates being accrued and paid on the majority of our debt.

Foreign currency translation

The functional currency for our consolidated foreign subsidiaries is the local currency. Assets and liabilities of these subsidiaries are translated at the current exchange rates in effect at the balance sheet dates while net sales and expenses are translated at the average exchange rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. Realized gains and losses from foreign currency transactions are reflected in the consolidated statements of income. Gains and losses on foreign currency transactions amounted to a gain of $359 for 2009, a loss of $1,392 for 2008 and a gain of $187 for 2007.

Cash and cash equivalents

All highly liquid investments with original maturities of three months or less are classified as cash.

50    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts receivable

Accounts receivable consists primarily of amounts due from customers. We provide reserves for accounts receivable that may not be realized as a result of uncollectibility, sales returns, markdowns, and other customer allowances. Reserves are determined based on actual commitments, historical experience, credit quality, age of accounts receivable balances, and existing economic conditions. Reserves provided for accounts receivable aggregated $23,320 and $13,329 at January 2, 2010 and January 3, 2009, respectively. We believe that these reserves provide reasonable assurance that such balances are reflected at net realizable value.

Inventories

Inventories are stated at the lower of cost or market. The cost of wholesale inventory is based on standard costs, which approximate first-in, first-out (FIFO), while the cost of product acquired from third parties for sale through our retail segment is based on the retail inventory method. Inventories at January 2, 2010 and January 3, 2009 consist of finished goods inventory.

Property, plant and equipment

Property, plant and equipment additions are recorded at cost. Equipment under capital leases and related obligations are recorded at an amount equal to the present value of future minimum lease payments computed on the basis of our incremental borrowing rate or, when known, the interest rate implicit in the lease. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful lives of the respective assets or the life of the lease, which ranges from 2 months to 9 years. Depreciation of equipment under capital leases is computed using the straight-line method based upon the non-cancelable lease term of the applicable lease or the estimated useful life of the assets, whichever is applicable, and is included in depreciation expense.

We have capitalized certain costs incurred in connection with the development of internal-use software, including the e-commerce website, which are included in construction in progress. The software costs include significant purchases of software and internal and external costs incurred during the application development stages. We also capitalize interest on internal software development projects.

Useful lives for property, plant and equipment are established for each common asset class and are based on our historical experience:

Buildings and building improvements	10-40 years
Machinery and equipment	3-12 years
Furniture, fixtures and equipment	5-12 years
Leasehold improvements	Lesser of initial lease term or estimated useful life

Repairs and maintenance are expensed as they are incurred. When fixed assets are sold or otherwise disposed, the original costs of the assets and the related accumulated depreciation and any resulting profit or loss is credited or charged to earnings.

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

2009 Form 10-K    I    51

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and intangible assets

Goodwill and other intangible assets with indefinite useful lives are evaluated by us for impairment on an annual basis, or more frequently if certain events occur or circumstances exist. We evaluated our goodwill and intangible assets during the fourth quarter of 2009 and determined that no impairment exists. At January 2, 2010, we had zero cumulative impairment losses.

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

The performance of the goodwill and intangible asset impairment tests are subject to significant judgment in determining the estimation of future cash flows, discount rates, and other assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value and impairment of goodwill and intangible assets.

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

Derivative instruments and hedging activities

From time to time, we may use financial instruments in the form of interest rate swaps to minimize our interest rate fluctuations. It is our policy to execute such instruments with banks we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Hedge ineffectiveness is measured at least quarterly based on the relative changes in fair value between the swap contract and the hedged item over time. Cash payments or receipts between us and the counterparties to the swap agreement are recorded as an adjustment to interest expense.

Comprehensive income

Comprehensive income includes net income and adjustments for foreign currency translation, adjustments to pension related assets or liabilities and unrealized income (loss) on cash flow hedges, when applicable.

52    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue recognition

Net sales from our wholesale operations are recognized when the customer takes possession, at which time title and the risks and rewards of ownership pass to the customer and persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable, and payment is reasonably assured. Reserves for sales returns, markdown allowances, cooperative advertising, discounts and other customer deductions are provided when net sales are recorded or when the commitment is incurred. In the case of sales by our retail operations, net sales are recognized at the time the customer takes possession of the merchandise at the point-of-sale in our stores and for our internet sales, net sales are recognized when the products are received by the customer.

Royalties and license fees

We license certain of our trademarks including Maidenform, Sweet Nothings, Self Expressions, Rendezvous and others to qualified companies for use on intimate apparel, sleepwear and other products. These royalties are recorded as earned, based upon the sale of licensed products by our licensees. Royalty income included in net sales amounted to $3,242, $2,754 and $3,048 for 2009, 2008 and 2007, respectively.

Shipping and handling expense

Shipping and handling expenses incurred in connection with our distribution centers include shipping supplies, related labor costs, third-party shipping costs, and certain distribution overhead. Such costs are generally absorbed by us and are included in selling, general and administrative expenses. These costs amounted to $13,481, $13,454 and $13,445 for 2009, 2008 and 2007, respectively.

With respect to the freight component of our shipping and handling costs, most customers arrange for the shipping of our product and pay the related freight costs directly to third-party freight carriers. However, in limited circumstances, we arrange and pay the freight for these customers and bill them for this service and these amounts are immaterial.

Advertising expense

All advertising-related production costs are charged to expense when the advertisement is first shown in media. Production costs included in prepaid expenses and other current assets were $496 and $683 at January 2, 2010 and January 3, 2009, respectively. Advertising expense included in selling, general and administrative expenses is $8,457, $10,153 and $7,251 for 2009, 2008 and 2007, respectively.

Stock-based compensation

We use the Black-Scholes option-pricing model to determine the fair value of stock options and stock appreciation rights ("Stock Options") on the dates of grant. The model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested Stock Options before exercising them ("expected term"), the estimated volatility of our common stock price over the expected term ("volatility") and the number of options that will ultimately be forfeited ("forfeitures"). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the consolidated statements of income.

The fair value of restricted stock and restricted stock units ("Restricted Stock") is determined based on the number of shares granted and the quoted price of our common stock on the dates of grant.

2009 Form 10-K    I    53

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The range of assumptions consists of the following:

For the Years Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.14% – 2.02%	2.67% – 3.22%	4.79% – 4.92%
Expected life (years)	4 & 5	4 & 5	4 & 5
Volatility	44.10% – 48.37%	34.30% – 35.92%	32.92% – 34.30%

The weighted average fair value of Stock Options granted during 2009 was $4.10. The fair value was estimated using a weighted average market price at grant date of $10.33. The weighted average fair value of Restricted Stock granted during 2009 was $9.85.

The weighted average fair value of Stock Options granted during 2008 was $5.06. The fair value was estimated using a weighted average market price at grant date of $14.34. The weighted average fair value of Restricted Stock granted during 2008 was $14.48.

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

For those uncertain tax positions where it is "more likely than not" that a tax benefit will be sustained, we have recorded the tax benefit. For those income tax positions where it is not "more likely than not" that a tax benefit will be sustained, no tax benefit has been recognized. Where applicable, associated interest and penalties are also recorded. We routinely evaluate all deferred tax assets to determine the likelihood of their realization and record a valuation allowance if it is "more likely than not" that a deferred tax asset will not be realized. This assessment requires us to consider all available positive and negative evidence to determine whether, based on such evidence, it is "more likely than not" that our net deferred tax assets will be realized in future periods. See Note 13, "Income Taxes," for discussion of income taxes.

Recently issued accounting standards

In August 2009, the Financial Accounting Standards Board ("FASB") issued authoritative accounting guidance ("Guidance") regarding how to value a liability when a quoted price in an active market is not available for that liability. We adopted the provisions at our quarter ended October 3, 2009 and this adoption did not have a significant impact on our consolidated financial statements.

In June 2009, the FASB confirmed that the Accounting Standards Codification ("ASC") will become the single official source of authoritative U.S. generally accepted accounting principles ("GAAP") (other than guidance issued by the Securities and Exchange

54    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commission) for all non-governmental entities. The ASC, which changes the referencing of financial standards, supersedes current authoritative guidance and is effective for interim and annual financial periods ending after September 15, 2009. The ASC is not intended to change or alter existing GAAP and did not change our accounting practices.

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

In April 2009, the FASB issued Guidance, which is intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities and additional guidelines for estimating fair value in accordance with additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. This guidance is effective for fiscal years and interim periods ended after June 15, 2009. We have adopted the provisions of this guidance at our quarter ended July 4, 2009 and this adoption did not have a significant impact on our consolidated financial statements.

In December 2008, the FASB issued Guidance to require disclosure of additional information about assets held in a defined benefit pension or other postretirement plans. Specifically, this guidance requires an employer to disclose (i) investment policies and strategies including target allocation percentages, (ii) major categories of plan assets, (iii) inputs and valuation techniques used to measure the fair value of plan assets and (iv) significant concentration of risk within plan assets. The additional disclosure requirements are effective for fiscal years ending after December 15, 2009, with earlier application permitted. This adoption did not have a significant impact on our consolidated financial statements.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at January 2, 2010 and January 3, 2009 consist of the following:

	January 2, 2010	January 3, 2009
Land	$550	$550
Buildings and building improvements	6,839	6,782
Machinery and equipment	5,008	4,537
Furniture, fixtures and equipment	10,847	11,334
Construction-in-progress	5,238	164
Leasehold improvements	9,691	9,454

	38,173	32,821
Less—accumulated depreciation and amortization	(15,945)	(13,244)

	$22,228	$19,577

Construction in progress at January 2, 2010, primarily related to the implementation of an enterprise resource planning system and the re-launch of our e-commerce website.

Depreciation and amortization expense included in selling, general and administrative expenses and cost of sales is $3,278, $3,612 and $3,269 for 2009, 2008 and 2007, respectively.

2009 Form 10-K    I    55

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2009, we sold our previous corporate headquarters, which had been classified as assets held for sale at January 3, 2009 and stated at the lower of depreciated cost or fair value less costs to sell. We received $1,817, net of expenses, and recognized a loss of $217, which is included in selling, general and administrative expenses.

As of January 2, 2010 and January 3, 2009, our assets under capital leases were comprised of office equipment and are set forth in the following table:

	January 2, 2010	January 3, 2009
Machinery and equipment	$795	$795
Less—accumulated depreciation	(476)	(309)

	$319	$486

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Our goodwill and certain trademarks have been deemed to have indefinite lives and are not amortizable. Our licensing agreements and certain trademarks that do not have indefinite lives are being amortized on a straight-line basis over 15 to 25 years.

Components of our intangible assets by segment at January 2, 2010 consist of the following:

	Wholesale		Retail		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Trademarks	$16,849	$4,261	$1,074	$384	$17,923	$4,645
Royalty licenses	8,318	1,874	—	—	8,318	1,874

	$25,167	$6,135	$1,074	$384	$26,241	$6,519

Non-amortizing intangible assets
Trademarks	$64,600		$11,876		$76,476

Components of our intangible assets by segment at January 3, 2009 consist of the following:

	Wholesale		Retail		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Trademarks	$16,849	$3,503	$1,074	$316	$17,923	$3,819
Royalty licenses	8,318	1,540	—	—	8,318	1,540

	$25,167	$5,043	$1,074	$316	$26,241	$5,359

Non-amortizing intangible assets
Trademarks	$64,600		$11,876		$76,476

56    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our non-amortizing intangible assets consist of trademarks for Maidenform and Flexees, as it is expected that these trademarks will contribute to cash flows indefinitely. These trademarks have been in existence for many years and there is no foreseeable limit on the period of time over which they are expected to contribute cash flows. Aggregate amortization expense related to intangible assets was $1,160 for 2009, 2008 and 2007.

Estimated amortization expense for the next five years beginning with 2010 is as follows:

2010	$1,160
2011	1,160
2012	1,160
2013	1,160
2014	1,160

Components of our goodwill by segment at January 2, 2010 and January 3, 2009 consist of the following:

	Wholesale	Retail	Total
Goodwill	$6,754	$408	$7,162

5. DEBT

	January 2, 2010	January 3, 2009
Long-term debt
Term loan facility	$87,250	$88,350
Current maturities of long-term debt	1,100	1,100

Non-current portion of long-term debt	$86,150	$87,250

In June 2007, we entered into a credit agreement, consisting of a 7-year, $100,000 amortizing first lien term loan (the "Term Loan") and a 5-year, $50,000 revolving loan facility (the "Revolving Loan," and together with the Term Loan, the "Credit Facility"). The Revolving Loan provides for direct borrowings and issuance of stand-by letters of credit on our behalf. We use the letters of credit as collateral for our workers' compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. Borrowings are limited by the borrowing base, which consists of 85.0% of eligible accounts receivable and 50.0% of eligible inventory. The borrowings and other obligations under the Credit Facility and the guarantees are collateralized by a first priority perfected lien, subject to certain permitted liens, on substantially all of the personal property assets and certain real property of the borrower and guarantors. We used the proceeds from the borrowings, together with available cash on hand, to repay all amounts due under our then existing credit facility.

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

The Credit Facility contains affirmative and restrictive covenants, including: (a) maintenance of a minimum fixed charge coverage ratio, (b) maintenance of a maximum leverage ratio, (c) limitations on consolidated capital expenditures, (d) limitations on the incurrence of indebtedness and liens, (e) limitations on investments/acquisitions and (f) restrictions on payments between Maidenform Brands, Inc. and its subsidiaries. Our subsidiaries are restricted from, directly or indirectly, declaring, ordering, paying, making or setting apart any

2009 Form 10-K    I    57

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

sum for any payment ("Restricted Junior Payments"). Our subsidiaries may, however, make Restricted Junior Payments to us to the extent necessary to permit us to (a) pay taxes and fees required to maintain our existence, (b) pay general administrative costs and expenses, (c) repurchase shares of our capital stock from the employees of our subsidiaries, and (d) repurchase our capital stock. In addition, subject to specified exceptions and limitations and reinvesting options, partial prepayments of outstanding loans may be required with the proceeds of asset sales, sales of equity and debt securities, and with certain insurance and condemnation proceeds. We were in compliance with all of the above covenants at January 2, 2010 and January 3, 2009.

At January 2, 2010, we had $87,250 outstanding under our Term Loan, and $0 outstanding with approximately $48,145 available for borrowings under the Revolving Loan, after giving effect to $1,855 of outstanding letters of credit. Principal payments on the Term Loan are payable in quarterly installments of $275 with all remaining amounts due on the maturity date. We are permitted to voluntarily prepay all or part of the principal balance of the Term Loan with such payments applied to scheduled principal payments in inverse order of their maturity. At January 3, 2009, we had $88,350 outstanding under our Term Loan and $0 outstanding with approximately $48,145 available for borrowings under the Revolving Loan, after giving effect to $1,855 of outstanding letters of credit.

At January 2, 2010 and January 3, 2009, borrowings under the Term Loan bear interest, at our option, at LIBOR plus 1.0%, or at the base rate. Borrowings under the Revolving Loan bear interest, at our option, at LIBOR plus 0.75%, or at the base rate. The LIBOR margin and the base rate margin will be determined quarterly based on our leverage ratio of the preceding four fiscal quarters.

Our highest level of debt outstanding for 2009 and 2008 were $88,350 and $89,725, respectively, at an average interest rate of 2.3% and 5.1%, respectively. For 2009 and 2008, amortization of financing costs included in interest expense was $185 and $189, respectively. For 2007, amortization of financing costs included in interest expense was $2,927 (which includes the write-off of deferred financing costs of $2,403). We also paid fees of $1,106 in connection with obtaining the credit facility in 2007.

Payments due on long-term debt during each of the five years subsequent to January 2, 2010, are as follows:

2010	$1,100
2011	1,100
2012	1,100
2013	1,100
2014	82,850
2015 and thereafter	—

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

58    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes liabilities measured at fair value on a recurring basis at January 2, 2010 and January 3, 2009:

	Level 1	Level 2	Level 3
Liabilities
Interest rate swap as of January 2, 2010	$—	$—	$—
Interest rate swap as of January 3, 2009	—	581	—

The fair value is determined using inputs from observable market data that are actively quoted and can be validated through external sources.

Our interest rate swap agreement, which was effective July 30, 2007, matured on December 31, 2009. We entered into this agreement to receive floating interest and pay fixed interest of 5.24%. This interest rate swap agreement was designated as a cash flow hedge of the variable interest payments on a portion of our variable rate Term Loan debt. At January 2, 2010, our debt portfolio was comprised of variable-rate debt, with no portion hedged.

We do not have any derivative instruments included in the consolidated statement of financial position as of January 2, 2010.

The effect of the derivative instrument designated as a cash flow hedge on the consolidated financial statement for 2009 is as follows:

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Effective Hedges	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense
Interest rate swap	$581	$—

During 2009, 2008 and 2007, there were no significant gains or losses recognized in interest expense for hedge ineffectiveness. The cash flow effects of the swap agreements, included in interest expense on the consolidated statements of income was an expense of $638 for 2009, an expense of $599 for 2008 and income of $261 for 2007. During June 2007, we terminated swap agreements and recorded a gain of $88 reflected in interest expense.

7. LEASES

We lease our warehouses, retail stores, a showroom, office facilities and equipment under non-cancelable leases which expire on various dates through 2018. In addition to minimum rentals, certain operating leases provide for annual rent increases for real estate taxes, maintenance and inflation. Several of our operating leases contain renewal options and contingent rental payments based on individual store sales.

2009 Form 10-K    I    59

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum annual lease obligations under non-cancelable leases at January 2, 2010 are as follows:

	Operating Leases	Capital Lease Obligations	Total
2010	$8,166	$169	$8,335
2011	6,752	110	6,862
2012	5,865	110	5,975
2013	4,349	—	4,349
2014	2,943	—	2,943
2015 and thereafter	4,817	—	4,817

Total minimum lease payments	$32,892	389	$33,281

Less amount representing interest		31
Less amount representing maintenance expense		59

Present value of minimum lease payments		299
Current maturities of minimum lease payments		93

Non-current portion of minimum lease payments		$206

Total rent expense included in selling, general and administrative expenses under operating leases, exclusive of property taxes and other property related expenses charged to earnings, was $7,729, $7,446 and $6,760 for 2009, 2008 and 2007, respectively.

8. BENEFIT PLANS

We sponsor a defined benefit pension plan, the Maidenform, Inc. Retirement Plan (the "Retirement Plan,") covering substantially all eligible employees not covered by the union plans described below. Effective January 1, 2007, the Retirement Plan was frozen for current participants and closed to new entrants. In connection with the freeze, we recorded a $6,255 non-cash curtailment gain. If we choose to terminate the pension plan, we will recognize a one-time settlement loss or gain depending on the funded status at the time of termination. There is no requirement to terminate the plan.

We also make contributions to multiemployer plans that provide defined pension benefits and health and welfare benefits to our unionized employees represented by Worker's United. The contributions for the multiemployer defined benefit pension plans amounted to $288, $275 and $265 for 2009, 2008 and 2007, respectively. The contributions for the health and welfare plans, including a prescription drug program, amounted to $1,324, $1,280 and $1,223 for 2009, 2008 and 2007, respectively.

We sponsor the Maidenform, Inc. Savings Plan (the "401(k) Plan"), which operates pursuant to Section 401(k) of the Internal Revenue Code and covers substantially all eligible employees not covered by the multiemployer union pension plan described above. Effective April 1, 2009, the 401(k) Plan was amended to reflect a change in the employer's matching contribution. We will make a qualified matching contribution in an amount equal to 50% of the participant's contribution not to exceed 4% of the participant's pre-tax compensation. During 2009, 2008 and 2007, we contributed $469, $840 and $854, respectively.

We use a December 31 measurement date for our defined benefit pension plan.

60    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Obligations and funded status

	January 2, 2010	January 3, 2009
Changes in benefit obligation
Benefit obligation, beginning of period	$19,013	$17,385
Interest cost	1,139	1,094
Assumption changes	—	1,299
Actuarial loss (gain)	254	(240)
Benefits paid	(628)	(525)

Benefit obligation, end of period	$19,778	$19,013

Change in plan assets
Fair value of plan assets,
beginning of period	$13,781	$19,499
Return on plan assets	3,362	(5,140)
Employer contributions	130	—
Plan expenses	(82)	(53)
Benefits paid	(628)	(525)

Fair value of plan assets, end of period	$16,563	$13,781

Funded status and net amount recognized
Plan assets less than benefit obligation	$(3,215)	$(5,232)

Net amounts recognized in the consolidated balance sheets	$(3,215)	$(5,232)

As of January 2, 2010 and January 3, 2009, amounts recognized in the consolidated balance sheet consist of a liability of $3,215 and $5,232, respectively, and are included in other non-current liabilities.

The accumulated benefit obligation for the Retirement Plan was $19,778 and $19,013 at January 2, 2010 and January 3, 2009, respectively. Amounts recognized in other comprehensive income (loss) consist of a pretax net gain of $2,184 at January 2, 2010 and a pretax net loss of $7,884 at January 3, 2009. Amounts recognized in accumulated other comprehensive income (loss) at January 2, 2010 and January 3, 2009 consists of a pretax net loss of $4,995 and $7,179, respectively. The estimated net loss that is expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2010 is $171.

	For the Years Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Components of net periodic benefit cost
Interest cost	$1,139	$1,094	$1,067
Expected return on plan assets	(1,147)	(1,631)	(1,531)
Amortization of net loss	304	—	—

Net periodic benefit cost	296	(537)	(464)
Curtailment gain	—	—	(6,255)

Total	$296	$(537)	$(6,719)

2009 Form 10-K    I    61

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumptions

Weighted average assumptions used to determine benefit obligations:

	2009	2008
Discount rate	6.00%	6.00%

We use the Citigroup Pension Liability Index rate as of the measurement date to determine the discount rate.

Weighted average assumptions were used to determine net periodic benefit cost:

	2009	2008	2007
Discount rate	6.00%	6.50%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	0.00%	0.00%	0.00%

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

Plan assets

Weighted average asset allocations for the Retirement Plan at January 2, 2010 and January 3, 2009 and the targeted asset allocation for 2010 by asset category are as follows:

	2010 Targeted	2009	2008
Equity securities	60%	65%	61%
Fixed income securities	40	35	39

	100%	100%	100%

62    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurements at January 2, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Separate investments accounts
Select Small Cap Growth	$—	$1,195	$—	$1,195
Premier Core Bond	—	2,692	—	2,692
Premier Short-Duration Bond	—	2,669	—	2,669
Select Overseas	—	1,678	—	1,678
Premier International Equity	—	1,535	—	1,535
Select Growth Equity	—	1,584	—	1,584
Select Small Co. Value	—	1,324	—	1,324
Premier Money Market	—	45	—	45
Select Indexed Equity	—	3,825	—	3,825
Other accounts
State St. Bank	16	—	—	16

	$16	$16,547	$—	$16,563

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

Cash flows

Contributions

We expect to contribute approximately $61 to the Retirement Plan in 2010, relating to the 2009 plan year, based upon the current funded status and expected asset return assumptions.

Estimated future benefit payments

Benefit payments are expected to be paid as follows:

2010	$690
2011	760
2012	830
2013	860
2014	940
2015-2019	5,470

9. POSTRETIREMENT PLANS

We use a December 31 measurement date for the postretirement plans.

2009 Form 10-K    I    63

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Obligations and funded status

	January 2, 2010		January 3, 2009
	NCC Plan	Company Plan	NCC Plan	Company Plan
Changes in benefit obligation
Benefit obligation, beginning of period	$482	$244	$513	$204
Interest cost	28	13	30	11
Actuarial loss	40	33	—	49
Benefits paid	(82)	(28)	(61)	(20)

Benefit obligation, end of period	$468	$262	$482	$244

Changes in plan assets
Fair value of plan assets, beginning of period	$—	$—	$—	$—
Employer contribution	82	28	61	20
Benefits paid and settlements	(82)	(28)	(61)	(20)

Fair value of plan assets, end of period	$—	$—	$—	$—

Funded status and net amount recognized
Plan assets less than benefit obligation	$(468)	$(262)	$(482)	$(244)

Net amounts recognized in the consolidated balance sheets	$(468)	$(262)	$(482)	$(244)

As of January 2, 2010 and January 3, 2009, amounts recognized in the consolidated balance sheet consist of a liability of $730 and $726, respectively, and are included in other non-current liabilities.

Amounts recognized in other comprehensive income (loss) consist of a pretax net loss of $73 and $38 at January 2, 2010 and January 3, 2009, respectively. As of January 2, 2010 and January 3, 2009 amounts recognized in accumulated other comprehensive income (loss) consist of a pretax net gain of $230 and $303, respectively. The estimated gain that is expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2010 is $23.

	For the Years Ended
	January 2, 2010		January 3, 2009		December 29, 2007
	NCC Plan	Company Plan	NCC Plan	Company Plan	NCC Plan	Company Plan
Components of net periodic benefit cost
Interest cost	$28	$13	$30	$11	$32	$16
Amortization of (gains) and losses	(34)	33	(38)	49	(32)	(81)

Net periodic benefit cost	$(6)	$46	$(8)	$60	$—	$(65)

Assumptions

Weighted average assumptions used to determine benefit obligations:

	2009		2008
	NCC Plan	Company Plan	NCC Plan	Company Plan
Discount rate	5.50%	5.50%	6.00%	6.00%

64    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Weighted average assumptions used to determine net periodic benefit cost:

	2009		2008		2007
	NCC Plan	Company Plan	NCC Plan	Company Plan	NCC Plan	Company Plan
Discount rate	6.00%	6.00%	6.50%	6.00%	6.00%	6.00%

Assumed healthcare cost trend rates

	2009		2008		2007
	NCC Plan	Company Plan	NCC Plan	Company Plan	NCC Plan	Company Plan
Healthcare cost trend rate assumed for next year	7.50%	9.00%	8.00%	9.50%	7.50%	9.50%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%	5.00%	5.00%	5.00%	4.50%
Year that the rate reaches the ultimate trend rate	2016	2018	2016	2018	2013	2015

Assumed healthcare cost trend rates may have a significant effect on the amounts reported for the healthcare plans. A 1% point change in assumed healthcare cost trend rates would have the following effects on the NCC Plan:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	17	(17)

A 1% point change in assumed healthcare cost trend rates would have the following effects on the Company Plan:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$1	$—
Effect on postretirement benefit obligation	9	(8)

Cash flows

Contributions

The postretirement plans are unfunded plans. We expect to contribute to the plan an amount equal to benefit payments to be made in 2010 which are estimated to be $111.

Estimated future benefit payments

Benefit payments, which reflect future service, as appropriate, are expected to be paid as follows:

2010	$111
2011	103
2012	95
2013	87
2014	79
2015-2019	289

2009 Form 10-K    I    65

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY

Treasury stock is accounted for by the cost method. At January 2, 2010 we had $12,474 remaining available under our $25,000 stock repurchase program authorized in August 2007. In February 2010, the Board of Directors increased the amount available under our stock repurchase program to $50,000. Our stock repurchase program, which is open ended, allows us to repurchase our shares on the open market, as market conditions warrant and pursuant to other parameters set by our Board of Directors. We elected not to repurchase our common stock during 2009 and 2008. During 2007 we repurchased 803,550 shares of our common stock at a total cost of $12,526 at an average price per share of $15.59.

11. STOCK-BASED COMPENSATION

In July 2005, the Board of Directors adopted the Maidenform Brands, Inc. 2005 Stock Incentive Plan pursuant to which we can grant to employees, consultants and non-employee directors equity-based awards. On May 21, 2009, at our annual meeting of stockholders, our stockholders approved the amendment and restatement of the plan. In connection with the amendment and restatement, the shares set aside and reserved for issuance under the plan were increased by 400,000 shares to 2,150,000 shares. Also on that date, the plan was renamed the Maidenform Brands, Inc. 2009 Omnibus Incentive Plan ("Omnibus Plan"). The Omnibus Plan provides for a variety of vesting dates with the majority of the awards vesting in annual increments of 25% of the number of awards granted over the first four years of the grant and expiring between seven to ten years after date of grant. At January 2, 2010, a total of 864,335 shares were available for future grants under the Omnibus Plan.

We also maintain other stock incentive plans such as the 2004 Rollover Stock Option Plan, the 2004 Stock Option Plan and the 2004 Stock Option Plan for Non-Employees Directors. These plans were amended to provide that no additional equity-based awards shall be available for issuance under these plans, although previously granted awards will continue to remain outstanding in accordance with the terms of the applicable award agreements and the applicable plans.

Stock Options

The fair value of Stock Options on the grant dates were $179, $1,261 and $1,354 for Stock Options granted during 2009, 2008 and 2007, respectively. These amounts are being expensed over the vesting periods. We recorded stock-based compensation expense related to Stock Options, which represents the amortization of the fair value of the awards issued, of approximately $704, $948 and $2,306 for 2009, 2008 and 2007, respectively.

At January 2, 2010, there was approximately $1,001 of unrecognized compensation expense, adjusted for estimated forfeitures, related to non-vested Stock Options. Total unrecognized compensation expense will be adjusted for future changes in estimated forfeitures. This amount is expected to be recognized over a weighted average period of 1.6 years and does not include the impact of any future Stock Options awards.

At January 2, 2010, the aggregate intrinsic value of Stock Options outstanding and Stock Options exercisable was $29,431 and $24,753, respectively. The aggregate intrinsic value of Stock Options exercised was $10,268, $1,621 and $2,528 during 2009, 2008 and 2007, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

66    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes Stock Options outstanding and exercisable at January 2, 2010:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Stock Options Outstanding		Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contract Life	Weighted Average Exercise Price
$1.82	624,670		3.9 years	$1.82	624,670	3.9 years	$1.82
3.64	146,746		4.2 years	3.64	146,746	4.2 years	3.64
9.16 – 15.04	286,861		5.3 years	13.58	98,684	4.4 years	13.17
17.00 – 19.11	288,054		3.2 years	17.70	244,032	2.9 years	17.45
0.01	217,529	(a)	2.8 years	0.01	217,529	2.8 years	0.01
0.06	2,172	(a)	2.1 years	0.06	2,172	2.1 years	0.06

	1,566,032		3.9 years		1,333,833	3.6 years

(a)
Stock Options outstanding under the 2004 Rollover Stock Option Plan

Changes in Stock Options outstanding are summarized as follows:

	For the Years Ended
	January 2, 2010		January 3, 2009		December 29, 2007
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Stock Options outstanding, beginning of year	2,621,742	$6.75	2,680,293	$6.14	2,707,498	$5.04
Granted	43,567	10.33	248,980	14.34	185,963	19.11
Cancelled or forfeited	(274,163)	16.75	(158,784)	12.60	(17,152)	9.45
Exercised	(825,114)	3.49	(148,747)	2.27	(196,016)	2.93

Stock Options outstanding, end of year	1,566,032	$6.81	2,621,742	$6.75	2,680,293	$6.14

Stock Options exercisable, end of year	1,333,833	$5.42

Restricted Stock

The aggregate fair value of shares of Restricted Stock on their respective grant dates was $5,348, $1,631 and $1,856 for shares of Restricted Stock granted during 2009, 2008 and 2007, respectively. This amount is being expensed over the vesting periods. We recorded stock-based compensation expense related to Restricted Stock, which represents the amortization of the fair value of the awards issued, of approximately $1,685, $450 and $278 for 2009, 2008 and 2007, respectively.

At January 2, 2010, there was approximately $5,452 of unrecognized compensation expense, adjusted for estimated forfeitures, related to non-vested Restricted Stock. Total unrecognized compensation expense will be adjusted for future changes in estimated forfeitures. This amount is expected to be recognized over a weighted average period of 2.4 years and does not include the impact of any future Restricted Stock awards.

2009 Form 10-K    I    67

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in Restricted Stock outstanding are summarized as follows:

	For the Years Ended
	January 2, 2010		January 3, 2009		December 29, 2007
	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Restricted Stock	Weighted Average Grant Date Fair Value
Restricted Stock outstanding, beginning of year	172,182	$16.13	96,286	$19.12	—	$—
Granted	543,132	9.85	112,602	14.48	97,067	19.12
Forfeited	(44,397)	15.36	(14,644)	18.60	(781)	18.92
Vested	(42,291)	15.79	(22,062)	19.12	—	—

Restricted Stock outstanding, end of year	628,626	$10.78	172,182	$16.13	96,286	$19.12

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of and changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustments(a)	Pension Related Assets or Liabilities (net of tax)(b)	Interest Rate Swaps, (net of tax)(c)	Accumulated Other Comprehensive Income (Loss)
Balance, at December 30, 2006	$45	$(40)	$153	$158
Changes during the period	574	672	(532)	714

Balance, at December 29, 2007	619	632	(379)	872
Changes during the period	(1,517)	(4,791)	28	(6,280)

Balance, at January 3, 2009	(898)	(4,159)	(351)	(5,408)
Changes during the period	338	1,334	351	2,023

Balance, at January 2, 2010	$(560)	$(2,825)	$—	$(3,385)

(a)
No tax benefit has been provided on the foreign currency translation adjustments due to management's decision to reinvest the earnings of our foreign subsidiaries indefinately.

(b)
Deferred income tax assets (liabilities) provided for pension related assets or liabilities were $1,940, $2,717 and ($414) for 2009, 2008 and 2007, respectively.

(c)
Deferred income tax assets (liabilities) provided for interest rate swaps were $0, $230 and $248 for 2009, 2008 and 2007, respectively.

68    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES

Income before provision for income taxes consists of the following:

	For the Years Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Domestic	$49,514	$41,091	$58,672
Foreign	1,463	301	218

Total	$50,977	$41,392	$58,890

Our provision for income taxes consists of the following:

	For the Years Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Current
Federal	$15,457	$9,952	$15,048
State and local	3,821	2,106	3,473
Foreign	321	738	880

	19,599	12,796	19,401

Deferred
Federal	(4,754)	3,714	4,509
State and local	(914)	52	695
Foreign	53	110	81

	(5,615)	3,876	5,285

Total income tax provision	$13,984	$16,672	$24,686

Our income tax rate is reconciled to the U.S. federal statutory tax rate as follows:

	For the Years Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Federal statutory tax rate	35.0%	35.0%	35.0%
Foreign income taxes	—	1.8	1.5
State and local income taxes, net of federal benefit	4.1	3.4	4.8
Recognition of additional net deferred tax assets	(9.0)	—	—
Uncertain tax positions	(4.8)	—	—
Other	2.1	0.1	0.6

Effective tax rate	27.4%	40.3%	41.9%

The reduction in the statutory tax rate was due to the resolution of an Internal Revenue Service ("IRS") audit for the year 2005, which was concluded during 2009. As a result, we have adjusted our liabilities for uncertain tax positions under FASB ASC 740.10.25 and recognized additional net deferred tax assets, principally in relation to net operating losses ("NOLs").

2009 Form 10-K    I    69

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets (liabilities) are comprised of the following:

	2009	2008
Deferred tax assets—current
Accounts receivable reserves	$7,023	$4,360
Inventory reserves	4,980	4,378
Accrued liabilities	2,449	2,555
Other, net	338	544

	14,790	11,837

Deferred tax (liabilities) assets—noncurrent
Depreciation and amortization	(475)	(821)
Net operating losses	10,599	8,406
AMT credit	—	678
Intangible assets	(38,135)	(38,596)
Pension and postretirement liabilities	1,254	2,067
Stock-based compensation	2,536	2,237
Other, net	1,287	1,777

	(22,934)	(24,252)

Net deferred tax liabilities	$(8,144)	$(12,415)

Our income tax payable of $1,755 at January 2, 2010 was included in accrued expenses and other current liabilities. Our income tax receivable of $4,179 at January 3, 2009 was included in prepaid expenses and other current assets. In 2009, 2008 and 2007 we recorded an increase in additional paid-in capital of approximately $3,213, $183 and $798, respectively, for tax benefits from equity award activity.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Our NOLs are subject to Section 382 limitations. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the sixty-month period after the ownership change. At January 2, 2010, we had approximately $28,958 federal and state NOLs available for future utilization during the years of 2010 through 2023. During 2009, our combined limitation for our NOLs was approximately $5,497 and we utilized approximately $5,497 of NOLs. During 2008, our combined limitation for our NOLs was approximately $11,545 and we utilized approximately $11,545 of NOLs. During 2007, our combined limitation for our NOLs was approximately $11,745 and we utilized approximately $11,745 of NOLs.

Effective at the beginning of the first quarter of 2007, we adopted Guidance pertaining to the recognition and disclosure of uncertain tax positions. As a result of the adoption, we recorded a decrease to beginning retained earnings of $1,631 and increased our accruals for uncertain tax positions and related interest and penalties by a corresponding amount. As of January 2, 2010, January 3, 2009 and December 29, 2007, the total unrecognized tax benefits were approximately $2,991, $5,738 and $7,085, respectively, and

70    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

would impact our effective tax rate, if recognized. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, are as follows:

	2009	2008	2007
Balance, beginning of year	$5,738	$7,085	$4,745
Additions for prior year tax positions	—	8	668
Additions for current year tax positions	53	439	1,672
Reductions for prior year tax positions	(2,543)	(802)	—
Reductions for the lapse of statutes	(257)	(992)	—

Balance, end of year	$2,991	$5,738	$7,085

We recognize interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of January 2, 2010, January 3, 2009 and December 29, 2007, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, were approximately $1,248, $1,478 and $1,201, respectively. In 2009, 2008 and 2007, we recorded $425, $754 and $503, respectively, in interest and penalties before federal and, if applicable, state effect. We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For federal income tax purposes, our 2006 through 2009 tax years (including the NOL carryforwards utilized in those years) remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, our 2004 through 2009 tax years (including the NOL carryforwards utilized in those years) remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for nine to ten years.

At January 2, 2010 and January 3, 2009, we had approximately $3,700 and $2,500, respectively, of undistributed earnings from foreign operations. No deferred taxes have been provided because we believe these earnings will be permanently reinvested abroad.

14. COMMITMENTS AND CONTINGENCIES

Purchase commitments

In the normal course of business, we enter into purchase commitments for both finished goods inventory and raw materials. At January 2, 2010, we had purchase commitments of $101,084 and believe that we have adequate reserves for expected losses arising from all purchase commitments.

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

15. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	January 2, 2010	January 3, 2009
Accrued wages, incentive compensation, payroll taxes and related benefits	$11,926	$7,328
Accrued customs duties	2,276	1,795
Accrued other	14,164	10,353

	$28,366	$19,476

2009 Form 10-K    I    71

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other accrued expenses and current liabilities include, among other items, income tax payable, freight, inventory return accrual, accrued severance and professional fees.

16. VALUATION AND QUALIFYING ACCOUNTS

	Allowance for
	Trade Discounts	Cooperative Advertising	Doubtful Accounts	Inventory Valuation	Sales Returns and Other Allowances
Balance, at December 30, 2006	$1,537	$417	$268	$4,481	$8,268
Additions, charged to expense	13,887	10,975	88	7,400	47,553
Write-offs	(13,905)	(9,602)	(57)	(7,140)	(46,306)

Balance, at December 29, 2007	1,519	1,790	299	4,741	9,515
Additions, charged to expense	13,427	10,189	2,218	8,856	51,890
Write-offs	(13,504)	(10,631)	(1,120)	(8,328)	(52,263)

Balance, at January 3, 2009	1,442	1,348	1,397	5,269	9,142
Additions, charged to expense	14,715	12,585	(134)	9,731	71,927
Write-offs	(14,224)	(11,190)	(118)	(10,268)	(63,570)

Balance, at January 2, 2010	$1,933	$2,743	$1,145	$4,732	$17,499

17. MAJOR CUSTOMERS AND PRODUCTS

Each of the following wholesale segment customers were greater than 10% of our total net sales:

	For the Years Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Wal-Mart	16.5%	14.6%	11.4%
Kohl's	14.7%	16.4%	15.5%
Macy's	9.1%	10.9%	10.9%

At January 2, 2010 and January 3, 2009, our five largest uncollateralized receivables represented approximately 60% and 63%, respectively, of total accounts receivable.

Our mix of products sold worldwide is summarized below:

	2009	2008(1)	2007(1)
Bras	63%	60%	66%
Shapewear	31	32	25
Panties	6	8	9

	100%	100%	100%

(1)
Prior period amounts in this table have been reclassified to conform to the current year presentation.

72    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. RELATED PARTY TRANSACTIONS

Prior to June 2007, our credit facility, which included a consortium of institutions, was arranged with a financial institution who acted as the administrative agent for our credit facility. The administrative agent was also a stockholder of ours. In October 2006, the administrative agent reduced its holdings to approximately 1.0% of our then outstanding shares of common stock. During 2009 and 2008, we had no transactions with the administrative agent. During 2007, we paid transaction costs in the amount of $25 and incurred interest expense of $3,672.

19. SEGMENT INFORMATION

We identified our two reportable segments as "wholesale" and "retail." Our wholesale sales are to department stores, national chain stores, mass merchants (including warehouse clubs), specialty retailers, off-price retailers, and third-party distributors servicing similar customers in foreign countries while our retail segment reflects our operations from our retail stores and internet operations. Royalty income is also included in our wholesale segment. Within our reportable segments, wholesale includes corporate-related assets. The accounting policies of the segments are the same as those described in Note 2, "Summary of Significant Accounting Policies." Each segment's results include the costs directly related to the segment's net sales and all other costs allocated based on the relationship to consolidated net sales to support each segment's net sales. Intersegment sales and transfers are recorded at cost and treated as a transfer of inventory.

	For the Years Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Net sales
Wholesale	$410,493	$355,032	$366,121
Retail	55,762	58,510	56,043

Total	$466,255	$413,542	$422,164

Operating income
Wholesale	$48,828	$41,954	$64,672
Retail	4,345	3,959	3,247

Operating income	53,173	45,913	67,919
Interest expense, net	2,196	4,521	9,029

Income before provision for income taxes	$50,977	$41,392	$58,890

Depreciation and amortization
Wholesale	$3,413	$3,516	$3,015
Retail	1,025	1,256	1,414

Total	$4,438	$4,772	$4,429

Net sales by geographic area
United States	$430,594	$374,218	$383,806
International(a)	35,661	39,324	38,358

Total	$466,255	$413,542	$422,164

Intercompany sales from wholesale to retail	$14,550	$12,952	$13,497

2009 Form 10-K    I    73

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 2, 2010	January 3, 2009
Inventory
Wholesale	$69,636	$56,816
Retail	7,969	8,223

Total	$77,605	$65,039

Identifiable assets
Wholesale	$333,096	$271,188
Retail	25,646	27,056

Total	$358,742	$298,244

Property, plant and equipment, net, by geographic area
United States	$21,595	$19,116
International	633	461

Total	$22,228	$19,577

(a)
International net sales are identified as international based on the location of the customer.

20. EARNINGS PER SHARE

The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	For the Years Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Net income	$36,993	$24,720	$34,204

Weighted average number of common and common equivalent shares outstanding
Basic number of common shares outstanding	22,781,363	22,402,342	22,815,398
Dilutive effect of equity awards outstanding	924,473	1,030,765	1,145,208

Dilutive number of common and common equivalent shares outstanding	23,705,836	23,433,107	23,960,606

Basic net earnings per common share	$1.62	$1.10	$1.50

Diluted net earnings per common share	$1.56	$1.05	$1.43

During 2009, 2008 and 2007, approximately 613,000, 720,000 and 356,000 equity awards, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

74    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following table sets forth certain unaudited quarterly financial information:

	2009
	April 4, 2009	July 4, 2009	October 3, 2009	January 2, 2010
Net sales	$114,233	$114,205	$128,685	$109,132
Gross profit	36,522	41,121	44,635	38,705
Operating income	10,554	13,156	16,624	12,839
Net income(1)	$5,993	$7,278	$16,036	$7,686
Basic earnings per common share	$0.27	$0.32	$0.70	$0.33
Diluted earnings per common share	$0.26	$0.31	$0.67	$0.32

	2008
	March 29, 2008	June 28, 2008	September 27, 2008	January 3, 2009
Net sales	$98,106	$108,063	$112,586	$94,787
Gross profit	37,966	41,810	43,073	32,845
Operating income	11,563	14,518	15,193	4,639
Net income	$6,039	$7,807	$8,445	$2,429
Basic earnings per common share	$0.27	$0.35	$0.38	$0.11
Diluted earnings per common share	$0.26	$0.33	$0.36	$0.10

(1)
Net income for the period ended October 3, 2009, includes a tax benefit of $6,069 resulting from the resolution of an IRS audit for the 2005 fiscal year.

2009 Form 10-K    I    75

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Maidenform Brands, Inc.
Condensed Balance Sheets
(in thousands, except share and per share amounts)

	January 2, 2010	January 3, 2009
Assets
Investment in Maidenform, Inc.	$164,853	$118,873
Other current assets	1,491	270

Total current assets	166,344	119,143
Deferred income taxes	487	515

Total assets	$166,831	$119,658

Stockholders' equity
Stockholders' equity
Preferred stock–$0.01 par value; 10,000,000 shares authorized and none issued and outstanding	$—	$—
Common stock–$0.01 par value; 100,000,000 shares authorized; 23,981,108 shares issued and 23,341,444 outstanding at January 2, 2010 and 23,488,357 issued and 22,496,003 outstanding at January 3, 2009	240	235
Additional paid-in capital	66,574	60,567
Retained earnings	112,419	78,246
Accumulated other comprehensive loss	(3,385)	(5,408)
Treasury stock, at cost (639,664 shares at January 2, 2010 and 992,354 shares at January 3, 2009)	(9,017)	(13,982)

Total stockholders' equity	166,831	119,658

Total stockholders' equity	$166,831	$119,658

The accompanying note is an integral part of these condensed financial statements.

76    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maidenform Brands, Inc.
Condensed Statements of Income
(in thousands, except share and per share amounts)

	For the Years Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Selling, general and administrative expenses	$(390)	$(456)	$(857)
Income tax benefit	156	214	311

Loss before equity in net income of Maidenform, Inc.	(234)	(242)	(546)
Equity in net income of Maidenform, Inc. (net of tax)	37,227	24,962	34,750

Net income	$36,993	$24,720	$34,204

Basic earnings per common share	$1.62	$1.10	$1.50

Diluted earnings per common share	$1.56	$1.05	$1.43

Basic weighted average number of shares outstanding	22,781,363	22,402,342	22,815,398

Diluted weighted average number of shares outstanding	23,705,836	23,433,107	23,960,606

The accompanying note is an integral part of these condensed financial statements.

2009 Form 10-K    I    77

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maidenform Brands, Inc.
Condensed Statements of Cash Flows
(in thousands)

	For the Years Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Cash flows from operating activities
Net income	$36,993	$24,720	$34,204
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation	197	183	508
Deferred income taxes	28	18	(141)
Excess tax benefits related to stock-based compensation	(3,296)	(278)	(798)
Equity in net income of Maidenform, Inc.	(37,227)	(24,962)	(34,750)
Net change in operating activities
Investment in Maidenform, Inc.	(4,539)	(339)	11,439
Other current assets	1,993	360	693

Net cash from operating activities	(5,851)	(298)	11,155

Cash flows from financing activities
Purchase of common stock for treasury	—	—	(12,526)
Proceeds from stock options exercised	2,759	235	573
Excess tax benefits related to stock-based compensation	3,296	278	798
Payments of employee withholding taxes related to equity awards	(204)	(215)	—

Net cash from financing activities	5,851	298	(11,155)

Net change in cash	—	—	—
Cash and cash equivalents
Beginning of period	—	—	—

End of period	$—	$—	$—

Supplementary disclosure of cash flow information
Non-cash intercompany transaction	$2,192	$1,215	$2,076

The accompanying note is an integral part of these condensed financial statements.

78    I    Maidenform Brands, Inc.

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

At January 2, 2010 and January 3, 2009, Maidenform, Inc. had restricted net assets of approximately $166,638, or 99.9% of total net assets and $119,385, or 99.8% of total net assets, respectively.

For further information, reference should be made to the notes to the audited consolidated financial statements of the Company.

2009 Form 10-K    I    79

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our "disclosure controls and procedures," as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of January 2, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended January 2, 2010, identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 2, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of January 2, 2010.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited our consolidated financial statements, has also audited the effectiveness of internal control over financial reporting as of January 2, 2010, as stated in their report which appears in the "Report of Independent Registered Public Accounting Firm" included elsewhere in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

80    I    Maidenform Brands, Inc.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 with respect to (1) directors, (2) executive officers, (3) Audit Committee matters, (4) our Code of Ethics for the Chief Executive Officer and Senior Financial Officers and (5) compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the sections captioned (1) "Election of Directors," (2) "Executive Officers," (3) "Board Committees and Meetings—Audit Committee," (4) "Corporate Governance Documents" and (5) "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement for our 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than May 2, 2010 (the "Proxy Statement").

In June 2009, our Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange's corporate governance listing standards.

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

The following table provides certain information regarding the common stock authorized for issuance under our equity compensation plans, as of January 2, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)(2) (c)
Equity compensation plans approved by stockholders(3)	1,566,032	(4)	$6.81	864,335
Equity compensation plans not approved by stockholders	—		—	—

Total	1,566,032		$6.81	864,335

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

(2)
Effective May 21, 2009, any share of common stock that is granted in the form of restricted stock, performance shares or other stock-based awards that are not stock appreciation rights shall be counted against the available shares under the plan at 1.65 shares to 1.0 for each share granted.

2009 Form 10-K    I    81

(3)
Our equity compensation plans which were approved by our stockholders are the 2004 Rollover Stock Option Plan, as amended, 2004 Stock Option Plan, as amended, 2004 Stock Option Plan for Non-Employees Directors, as amended, and the 2009 Omnibus Incentive Plan, as amended (formerly the 2005 Stock Incentive Plan).

(4)
Includes stock appreciation rights with respect to 323,790 shares of common stock with a weighted average reference price of $15.52 per share.

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

82    I    Maidenform Brands, Inc.

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

(b)    Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, as amended (333-124228)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on November 5, 2008)
4.1*	Specimen Common Stock Certificate
4.2*	Amended and Restated Stockholders Agreement, dated as of July 8, 2005, by and among Maidenform Brands, Inc. and the stockholders of Maidenform Brands, Inc. listed on the signature pages thereto
10.1	Employment Agreement, dated as of December 18, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Maurice Reznik (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 18, 2008) #
10.2	Employment Agreement, dated as of April 3, 2009, by and among Maidenform Brands, Inc., Maidenform, Inc. and Nanci Prado (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 13, 2009) #
10.3(a)	Employment Agreement, dated as of May 23, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Christopher W. Vieth (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 8-K filed on May 27, 2008) #
10.3(b)	Amendment Number One to Employment Agreement, dated as of May 23, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Christopher W. Vieth (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 18, 2008) #
10.4(a)	Employment Agreement, dated as of September 25, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Gayle Weibley (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 13, 2009) #
10.4(b)	Amendment Number One to the Employment Agreement, dated as of December 10, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Gayle Weibley (incorporated by reference to Exhibit 10.3(a) to our Quarterly Report on Form 10-Q filed on May 13, 2009) #
10.5	Employment Agreement, dated as of December 10, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Steven Castellano (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 13, 2009) #
10.6(a)	2004 Stock Option Plan (incorporated by reference to Exhibit 10.5(a) to our Registration Statement on Form S-1, as amended (333-124228) #

2009 Form 10-K    I    83

Exhibit No.	Description
10.6(b)	Amendment to 2004 Stock Option Plan (incorporated by reference to Exhibit 10.5(b) to our Registration Statement on Form S-1, as amended (333-124228) #
10.7(a)	2004 Rollover Stock Option Plan (incorporated by reference to Exhibit 10.6(a) to our Registration Statement on Form S-1, as amended (333-124228) #
10.7(b)	Amendment to 2004 Rollover Stock Option Plan (incorporated by reference to Exhibit 10.6(b) to our Registration Statement on Form S-1, as amended (333-124228) #
10.8(a)	2004 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.7(a) to our Registration Statement on Form S-1, as amended (333-124228) #
10.8(b)	Amendment to 2004 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.7(b) to our Registration Statement on Form S-1, as amended (333-124228) #
10.9(a)	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, as amended (333-124228) #
10.9(b)	Form of Non-Tandem Stock Appreciation Rights Agreement Pursuant to the Maidenform Brands, Inc. 2005 Stock Incentive Plan for grants to named executive officers (Incorporated by reference to Exhibit 10.10(a) to our Annual Report on Form 10-K filed on March 13, 2007) #
10.9(c)	Form of Restricted Stock Agreement Pursuant to the Maidenform Brands, Inc. 2005 Stock Incentive Plan for grants to named executive officers (Incorporated by reference to Exhibit 10.10(b) to our Annual Report on Form 10-K filed on March 13, 2007) #
10.10(a)	2005 Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, as amended (333-124228) #
10.10(b)	Amendment Number One to 2005 Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 5, 2008)
10.11(a)	2009 Omnibus Incentive Plan (incorporated by reference to Annex A to our Form 14A filed on April 22, 2009) (the" Omnibus Plan") #
10.11(b)	Form of Restricted Stock Agreement Pursuant to the Omnibus Plan for grants to named executive officers (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.11(c)	Form of Restricted Stock Agreement Pursuant to the Omnibus Plan for grants to executive officers other than named executive officers (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.11(d)	Form of Restricted Stock Agreement Pursuant to the Omnibus Plan for grants to employees other than executive officers (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.11(e)	Form of Restricted Stock Agreement Pursuant to the Omnibus Plan for grants to non-employee directors (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.11(f)	Form of Non-Tandem Stock Appreciation Right Agreement Pursuant to the Omnibus Plan for grants to named executive officers (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.11(g)	Form of Non-Tandem Stock Appreciation Right Agreement Pursuant to the Omnibus Plan for grants to executive officers other than named executive officers (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 8-K filed on May 21, 2009) #

84    I    Maidenform Brands, Inc.

Exhibit No.	Description
10.11(h)	Form of Non-Tandem Stock Appreciation Right Agreement Pursuant to the Omnibus Plan for grants to employees other than executive officers (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.11(i)	Form of Non-Tandem Stock Appreciation Right Agreement Pursuant to the Omnibus Plan for grants to non-employee directors (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.12	Credit Agreement, dated as of June 15, 2007, entered into by and among Maidenform Brands, Inc., Maidenform, Inc., the lenders listed therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and Caisse de dépôt et placement du Québec, as Sole Lead Arranger. (Incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed on June 18, 2007)
10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1, as amended (333-124228)
10.14	Form of Sales Restriction Agreement (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, as amended (333-124228)
21.1**	Subsidiaries of Maidenform Brands, Inc.
23.1**	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
31.1**	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2**	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*
Incorporated by reference to the identically-numbered exhibit to the Registration Statement on Form S-1 of Maidenform Brands, Inc., as amended (Registration Statement No. 333-124228).

**
Filed herewith.

#
Management contract or compensatory plan or arrangement

2009 Form 10-K    I    85

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2010.

Maidenform Brands, Inc. (Registrant)
/s/ CHRISTOPHER W. VIETH Christopher W. Vieth Executive Vice President, Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of March 2010.

Signature	Title

/s/ MAURICE S. REZNIK Maurice S. Reznik	Chief Executive Officer and Director (principal executive officer)
/s/ CHRISTOPHER W. VIETH Christopher W. Vieth	Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial officer)
/s/ JOHN A. NELSON John A. Nelson	Vice President and Chief Accounting Officer (principal accounting officer)
/s/ KAREN ROSE Karen Rose	Chairman of the Board
/s/ NORMAN AXELROD Norman Axelrod	Director
/s/ BERND BEETZ Bernd Beetz	Director
/s/ HAROLD COMPTON Harold Compton	Director
/s/ BARBARA EISENBERG Barbara Eisenberg	Director
/s/ DAVID B. KAPLAN David B. Kaplan	Director
/s/ ADAM L. STEIN Adam L. Stein	Director

86    I    Maidenform Brands, Inc.

Index to Exhibits

The following is a list of all exhibits filed as part of this Report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, as amended (333-124228)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on November 5, 2008)
4.1*	Specimen Common Stock Certificate
4.2*	Amended and Restated Stockholders Agreement, dated as of July 8, 2005, by and among Maidenform Brands, Inc. and the stockholders of Maidenform Brands, Inc. listed on the signature pages thereto
10.1	Employment Agreement, dated as of December 18, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Maurice Reznik (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 18, 2008) #
10.2	Employment Agreement, dated as of April 3, 2009, by and among Maidenform Brands, Inc., Maidenform, Inc. and Nanci Prado (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 13, 2009) #
10.3(a)	Employment Agreement, dated as of May 23, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Christopher W. Vieth (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 8-K filed on May 27, 2008) #
10.3(b)	Amendment Number One to Employment Agreement, dated as of May 23, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Christopher W. Vieth (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 18, 2008) #
10.4(a)	Employment Agreement, dated as of September 25, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Gayle Weibley (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 13, 2009) #
10.4(b)	Amendment Number One to the Employment Agreement, dated as of December 10, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Gayle Weibley (incorporated by reference to Exhibit 10.3(a) to our Quarterly Report on Form 10-Q filed on May 13, 2009) #
10.5	Employment Agreement, dated as of December 10, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Steven Castellano (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 13, 2009) #
10.6(a)	2004 Stock Option Plan (incorporated by reference to Exhibit 10.5(a) to our Registration Statement on Form S-1, as amended (333-124228) #
10.6(b)	Amendment to 2004 Stock Option Plan (incorporated by reference to Exhibit 10.5(b) to our Registration Statement on Form S-1, as amended (333-124228) #
10.7(a)	2004 Rollover Stock Option Plan (incorporated by reference to Exhibit 10.6(a) to our Registration Statement on Form S-1, as amended (333-124228) #
10.7(b)	Amendment to 2004 Rollover Stock Option Plan (incorporated by reference to Exhibit 10.6(b) to our Registration Statement on Form S-1, as amended (333-124228) #
10.8(a)	2004 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.7(a) to our Registration Statement on Form S-1, as amended (333-124228) #
10.8(b)	Amendment to 2004 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.7(b) to our Registration Statement on Form S-1, as amended (333-124228) #

2009 Form 10-K    I    87

Exhibit No.	Description
10.9(a)	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, as amended (333-124228) #
10.9(b)	Form of Non-Tandem Stock Appreciation Rights Agreement Pursuant to the Maidenform Brands, Inc. 2005 Stock Incentive Plan for grants to named executive officers (Incorporated by reference to Exhibit 10.10(a) to our Annual Report on Form 10-K filed on March 13, 2007) #
10.9(c)	Form of Restricted Stock Agreement Pursuant to the Maidenform Brands, Inc. 2005 Stock Incentive Plan for grants to named executive officers (Incorporated by reference to Exhibit 10.10(b) to our Annual Report on Form 10-K filed on March 13, 2007) #
10.10(a)	2005 Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, as amended (333-124228) #
10.10(b)	Amendment Number One to 2005 Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 5, 2008)
10.11(a)	2009 Omnibus Incentive Plan (incorporated by reference to Annex A to our Form 14A filed on April 22, 2009) (the "Omnibus Plan") #
10.11(b)	Form of Restricted Stock Agreement Pursuant to the Omnibus Plan for grants to named executive officers (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.11(c)	Form of Restricted Stock Agreement Pursuant to the Omnibus Plan for grants to executive officers other than named executive officers (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.11(d)	Form of Restricted Stock Agreement Pursuant to the Omnibus Plan for grants to employees other than executive officers (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.11(e)	Form of Restricted Stock Agreement Pursuant to the Omnibus Plan for grants to non-employee directors (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.11(f)	Form of Non-Tandem Stock Appreciation Right Agreement Pursuant to the Omnibus Plan for grants to named executive officers (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.11(g)	Form of Non-Tandem Stock Appreciation Right Agreement Pursuant to the Omnibus Plan for grants to executive officers other than named executive officers (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.11(h)	Form of Non-Tandem Stock Appreciation Right Agreement Pursuant to the Omnibus Plan for grants to employees other than executive officers (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.11(i)	Form of Non-Tandem Stock Appreciation Right Agreement Pursuant to the Omnibus Plan for grants to non-employee directors (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.12	Credit Agreement, dated as of June 15, 2007, entered into by and among Maidenform Brands, Inc., Maidenform, Inc., the lenders listed therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and Caisse de dépôt et placement du Québec, as Sole Lead Arranger. (Incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed on June 18, 2007)
10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1, as amended (333-124228)
10.14	Form of Sales Restriction Agreement (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, as amended (333-124228)
21.1**	Subsidiaries of Maidenform Brands, Inc.
23.1**	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP

88    I    Maidenform Brands, Inc.

Exhibit No.	Description
31.1**	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2**	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*
Incorporated by reference to the identically-numbered exhibit to the Registration Statement on Form S-1 of Maidenform Bands, Inc. as amended (Registration Statement No. 333-124228).

**
Filed herewith.

#
Management contract or compensatory plan or arrangement

2009 Form 10-K    I    89