Form 10-Q
period 2010-04-03
Maidenform Brands, Inc.
filed 2010-05-11
CIK 1323531

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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
(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2010
Common Stock, $0.01 par value per share	22,914,765 shares

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	April 3,	January 2,
	2010	2010
Assets
Current assets
Cash and cash equivalents	$22,787	$89,159
Accounts receivable, net	81,989	42,951
Inventories	86,795	77,605
Deferred income taxes	14,790	14,790
Prepaid expenses and other current assets	8,372	7,878
Total current assets	214,733	232,383
Property, plant and equipment, net	22,822	22,228
Goodwill	7,162	7,162
Intangible assets, net	94,476	96,198
Other non-current assets	711	771
Total assets	$339,904	$358,742

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$1,100	$1,100
Accounts payable	52,952	43,473
Accrued expenses and other current liabilities	29,800	28,366
Total current liabilities	83,852	72,939
Long-term debt	69,875	86,150
Deferred income taxes	25,682	22,934
Other non-current liabilities	9,899	9,888
Total liabilities	189,308	191,911

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock - $0.01 par value; 10,000,000 shares authorized and none issued and outstanding	-	-
Common stock - $0.01 par value; 100,000,000 shares authorized; 24,399,746 shares issued and 22,259,198 outstanding at April 3, 2010 and 23,981,108 shares issued and 23,341,444 outstanding at January 2, 2010	244	240
Additional paid-in capital	70,522	66,574
Retained earnings	123,159	112,419
Accumulated other comprehensive loss	(3,599)	(3,385)
Treasury stock, at cost (2,140,548 shares at April 3, 2010 and 639,664 shares at January 2, 2010)	(39,730)	(9,017)
Total stockholders’ equity	150,596	166,831
Total liabilities and stockholders’ equity	$339,904	$358,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	April 3,	April 4,
	2010	2009

Net sales	$142,922	$114,233
Cost of sales	90,979	77,711
Gross profit	51,943	36,522

Selling, general and administrative expenses	31,221	25,968
Operating income	20,722	10,554

Interest expense, net	293	668
Income before provision for income taxes	20,429	9,886
Income tax expense	8,321	3,893
Net income	$12,108	$5,993
Basic earnings per common share	$0.52	$0.27
Diluted earnings per common share	$0.51	$0.26
Basic weighted average number of shares outstanding	23,186,722	22,496,630
Diluted weighted average number of shares outstanding	23,970,499	23,388,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 3,	April 4,
	2010	2009
Cash flows from operating activities
Net income	$12,108	$5,993
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	753	912
Amortization of intangible assets	290	290
Amortization of deferred financing costs	46	46
Stock-based compensation	648	443
Deferred income taxes	2,862	316
Excess tax benefits related to stock-based compensation	(3,212)	(13)
Bad debt expense	39	209
Other non-cash items	1,458	-
Net changes in operating assets and liabilities
Accounts receivable	(39,250)	(24,526)
Inventories	(9,196)	(4,242)
Prepaid expenses and other current and non-current assets	(470)	(228)
Accounts payable	9,484	(57)
Accrued expenses and other current and non-current liabilities	1,420	1,064
Income taxes payable	2,563	3,393
Net cash used in operating activities	(20,457)	(16,400)
Cash flows from investing activities
Capital expenditures	(1,347)	(445)
Net cash used in investing activities	(1,347)	(445)
Cash flows from financing activities
Term loan repayments	(16,275)	(275)
Proceeds from stock options exercised	1,489	11
Excess tax benefits related to stock-based compensation	3,212	13
Payments of employee withholding taxes related to equity awards	(549)	(2)
Purchase of common stock for treasury	(32,352)	-
Payments of capital lease obligations	(23)	(50)
Net cash used in financing activities	(44,498)	(303)
Effects of exchange rate changes on cash	(70)	(21)
Net decrease in cash	(66,372)	(17,169)
Cash and cash equivalents
Beginning of period	89,159	43,463
End of period	$22,787	$26,294

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$290	$968
Income taxes	$2,986	$59

Supplemental schedule of non-cash investing and financing activities
Treasury stock issued related to equity award activity	$2,187	$74

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
Maidenform Brands, Inc. and its subsidiaries (the “Company,” “we,” “us” or “our”) design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels including department stores and national chain stores, mass merchants (including warehouse clubs), and other (including specialty retailers, off-price retailers, foreign distributors and licensees). In addition, we operated 75 and 77 retail outlet stores as of April 3, 2010 and April 4, 2009, and sell products on our websites.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position at April 3, 2010, the results of our operations for the three months ended April 3, 2010 and April 4, 2009, and cash flows for the three months ended April 3, 2010 and April 4, 2009. These adjustments consist of normal recurring adjustments. Operating results for the three months ended April 3, 2010 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at January 2, 2010 has been derived from our audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

These condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The financial statements included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended January 2, 2010.

We consider all highly liquid investments that have original maturities of three months or less to be cash equivalents. Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at fair value because of the short-term maturity of these instruments. The carrying amount of long-term debt at April 3, 2010 and January 2, 2010 approximates fair value as a result of the variable interest rates being accrued and paid on the majority of our debt.

2.	DEBT

	April 3,	January 2,
	2010	2010
Long-term debt
Term loan facility	$70,975	$87,250
Current maturities of long-term debt	1,100	1,100
Non-current portion of long-term debt	$69,875	$86,150

At April 3, 2010, we had $70,975 outstanding under our term loan, and $0 outstanding under our revolving loan with approximately $49,095 available for borrowings, after giving effect to $905 of outstanding letters of credit. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. Principal payments on the term loan are payable in quarterly installments of $275 with all remaining amounts due on the maturity date. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. In addition, subject to specified exceptions and limitations and reinvesting options, partial prepayments of outstanding loans may be required with the proceeds of asset sales, sales of equity and debt securities, and with certain insurance and condemnation proceeds.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

Payments due on long-term debt during each of the five years subsequent to April 3, 2010, are as follows:

Balance of fiscal 2010	$825
In fiscal 2011	1,100
In fiscal 2012	1,100
In fiscal 2013	1,100
In fiscal 2014	66,850
Thereafter	-

3.	BENEFIT PLANS AND POSTRETIREMENT PLANS

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

The components of net periodic benefit cost charged to operations are as follows:

	Three Months Ended
	April 3,	April 4,
	2010	2009

Interest cost	$291	$280
Expected return on plan assets	(345)	(286)
Amortization of net loss	43	68
Total	$(11)	$62

4.	STOCKHOLDERS’ EQUITY

							Accumulated
	Common		Treasury		Additional		Other	Total
	Stock		Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	$	Shares	$	Capital	Earnings	Loss	Equity

Balance at January 2, 2010	23,981,108	$240	(639,664)	$(9,017)	$66,574	$112,419	$(3,385)	$166,831

Stock-based compensation					648			648
Purchase of common stock for treasury			(1,593,675)	(32,352)				(32,352)
Equity award activity	418,638	4	92,791	1,639	3,300	(1,368)		3,575
Comprehensive income
Net income						12,108		12,108
Changes during the period							(214)	(214)
Total comprehensive income								11,894

Balance at April 3, 2010	24,399,746	$244	(2,140,548)	$(39,730)	$70,522	$123,159	$(3,599)	$150,596

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

5.	STOCK REPURCHASE PROGRAM

In February 2010, the Board of Directors increased our stock repurchase program by an additional $37,526, increasing the amount then  available under the plan to $50,000.  We are authorized to make repurchases from time to time pursuant to existing rules and regulations and other parameters approved by the Board of Directors.  On March 16, 2010, we repurchased $32,352 of common stock at an average price per share of $20.30. Our credit facility was amended to permit the increased stock repurchase, subject to certain restrictions and limitations set forth in the amendment to our credit facility.

6.	COMPREHENSIVE INCOME

The changes in comprehensive income are as follows:
	Three Months Ended
	April 3,	April 4,
	2010	2009

Net income	$12,108	$5,993
Foreign currency translation adjustments (a)	(240)	(247)
Interest rate swap, net of tax (b)	-	108
Pension related assets or liabilities, net of tax (c)	26	-
Comprehensive income	$11,894	$5,854

(a)	No tax benefit has been provided on the foreign currency translation adjustment due to management’s decision to reinvest the earnings of our foreign subsidiaries indefinitely.
(b)	Deferred income tax assets (liabilities) of $0 and ($72) provided for the three-month periods ended April 3, 2010 and April 4, 2009, respectively.
(c)	Deferred income tax assets (liabilities) of $17 and $0 provided for the three-month periods ended April 3, 2010 and April 4, 2009, respectively.

7.	INCOME TAXES

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occurred); changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occurred); or impacts from tax law changes (to the extent such changes effect our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occurred). Our effective income tax rate for the three-month period ended April 3, 2010 was 40.7% as compared to an effective income tax rate for the three-month period ended April 4, 2009 of 39.4%. This increase in the effective income tax rate was a result of non-deductable expenses in connection with the sale of our common stock by one of our stockholders.

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

Information on segments and reconciliation to income before provision for income taxes, are as follows:

	Three Months Ended
	April 3,	April 4,
	2010	2009

Net sales
Wholesale	$131,634	$103,328
Retail	11,288	10,905
Total	$142,922	$114,233

Operating income
Wholesale	$21,280	$11,353
Retail	(558)	(799)
Operating income	20,722	10,554
Interest expense, net	293	668
Income before provision for income taxes	$20,429	$9,886

Depreciation and amortization
Wholesale	$781	$932
Retail	262	270
Total	$1,043	$1,202

Net sales by geographic area
United States	$132,560	$107,198
International (a)	10,362	7,035
Total	$142,922	$114,233

Intercompany sales from wholesale to retail	$2,990	$3,393

	April 3,	January 2,
	2010	2010
Total assets
Wholesale	$315,095	$333,096
Retail	24,809	25,646
Total	$339,904	$358,742

(a) International net sales are identified as international based on the location of the customer.

At April 3, 2010 and January 2, 2010, our five largest uncollateralized receivables represented approximately 66% and 60%, respectively, of total accounts receivable.

For the three-month periods ended April 3, 2010 and April 4, 2009, we had two customers, Kohl’s and Wal-Mart, that each accounted for more than 10% of our consolidated net sales.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

9.	EARNINGS PER SHARE

The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three Months Ended
	April 3,	April 4,
	2010	2009

Net income	$12,108	$5,993

Weighted average number of common and common equivalent shares outstanding:

Basic number of common shares outstanding	23,186,722	22,496,630

Impact of dilutive securities	783,777	891,912

Dilutive number of common and common equivalent shares outstanding	23,970,499	23,388,542

Basic earnings per common share	$0.52	$0.27

Diluted earnings per common share	$0.51	$0.26

For the three-month periods ended April 3, 2010 and April 4, 2009, approximately 125,000 and 853,000 equity awards, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

10.	COMMITMENTS AND CONTINGENCIES

Purchase commitments

In the normal course of business, we enter into purchase commitments for both finished goods and raw materials. At April 3, 2010, we had purchase commitments of $87,611 and believe that we have adequate reserves for any expected losses arising from all purchase commitments.

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

11.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	April 3,	January 2,
	2010	2010

Accrued wages, incentive compensation, payroll taxes and related benefits	$9,119	$11,926
Accrued customs duty	3,470	2,276
Accrued other	17,211	14,164
	$29,800	$28,366

Other accrued expenses and current liabilities include, among other items, income tax payable, freight, accrued severance, trade promotion, and professional fees.

12.	RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the guidance on subsequent events to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. We will continue to evaluate subsequent events through the date of the issuance of our financial statements, however, consistent with the guidance, this date will no longer be disclosed. The guidance became effective upon issuance and the adoption had no impact on our condensed consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The adoption of this guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We have adopted this guidance in the financial statements presented herein, which did not impact our consolidated financial position or results of operations.

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

We sell our products under some of the most recognized brands in the intimate apparel industry. Our Maidenform®, Control It!®, Flexees®, Lilyette®, Luleh®, Rendezvous® and Subtract® products are sold in department stores and national chain stores. Our Bodymates®, Inspirations®, Self Expressions® and Sweet Nothings® products are distributed through mass merchants. These mass merchant brands leverage our product technology, but are separate brands with distinctly different logos.  In addition to our owned brands, we also supply private brands to certain department stores and national chain stores, mass merchants and retailers.

Trends in our business

We operate in two segments, wholesale and retail. Our wholesale segment includes both our domestic and international wholesale markets. Our retail segment includes our company-operated outlet stores, shapewear kiosks and our websites.

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

We believe we are well-positioned to capitalize on or address these trends by, among other things:

•	continuing to launch innovative products;
•	increasing our presence in department stores and national chain stores through the use of Maidenform, Control It!, Flexees, Lilyette, Luleh, Rendezvous, Subtract and private brands;
•	expanding distribution of our Donna Karan® and DKNY® licensed brands;
•	expanding shapewear awareness;
•	increasing our presence in the mass merchant channel through the use of our Bodymates, Inspirations, Self Expressions, Sweet Nothings, private brands and other brands for new customers;
•	expanding our international presence;
•	Increasing consumer identification with our brands through further marketing investments;
•	marketing, rather than manufacturing our brands;
•	making selective acquisitions, entering into license agreements, and developing and marketing new products that will complement our existing products or distribution channels; and
•	merchandising, marketing and selling private brand products to selected retailers.

Wholesale segment

The following trends are among the key variables that will affect our wholesale segment:

Department stores and national chain stores. The department stores and national chain stores are where we generally sell the Maidenform, Control It!, Flexees and Lilyette brands. We plan to continue to invest in increasing our net sales with department store customers, which we believe is important to our long-term positioning in the channel.  The rate of our future net sales growth with department stores could be moderated by the reduction in both the number of department store customers and the number of doors (distinct locations operated by a particular retailer) operated by these customers. We have grown our market share significantly in the past several years with national chain stores. We have customers located outside the United States that purchase our Maidenform, Flexees and Lilyette brands. The majority of these net sales are included in the department stores and national chain stores channel. In 2009, we have added new customers, such as Bloomingdale’s and Nordstrom, within this channel as a result of our license agreement for the Donna Karan® and DKNY® brands. This agreement grants us the rights to design, source and market a full collection of Donna Karan® and DKNY® women’s intimate apparel products.

Mass merchants. The mass merchant channel includes both mass merchants and warehouse clubs. We intend to improve our penetration with mass merchants through the use of our brands Bodymates, Inspirations, Self Expressions, Sweet Nothings, and private brands. We have experienced significant growth in this channel over the past several years and expect to achieve additional growth in the future as we are able to increase both the floor space and number of doors in which our products are sold. We expect that both our net sales to this channel, and our net sales to this channel as a percentage of our total net sales, are likely to increase over time. The volume and mix of net sales of our brands and of private label in the mass merchant channel can vary from period to period based upon strategic changes that our customers may implement from time to time. Net sales to customers in the mass merchant channel that are located outside the United States are included in this channel.

Other. Net sales from other channels include sales to specialty retailers, off-price retailers, foreign distributors and royalty income from licensees. We supply private brands to specialty retailers as opportunities present themselves and we continually evaluate this channel for opportunities. The volume and mix of net sales of private label in the other channel can vary significantly from period to period based upon new product introductions.

We may selectively target strategic acquisitions, licensing opportunities or brand start-ups to grow our consumer base and would utilize the acquired companies and licenses to complement our current products, channels and geographic scope. We believe that acquisitions and licenses can enhance our product offerings to retailers and provide growth opportunities. We believe we can leverage our core competencies such as product development, brand management, logistics and marketing to create significant value from the acquired businesses and licenses. In May 2008, we entered into a new women’s intimate apparel license agreement for the Donna Karan® and DKNY® brands and we launched the brand in the first quarter of 2009.

Retail segment

We believe our retail sales volume is driven by our ability to service our existing consumers and obtain new consumers, as well as overall general macro-economic conditions that can affect our consumers and ultimately their levels of overall spending and choice of retail channel for their purchases. Additionally, identifying optimal retail outlet locations, favorable leasing arrangements, and improving our store productivity are factors important to growing our retail segment’s net sales. We also sell our products through our websites, www.maidenform.com and www.maidenform.co.uk. Although we currently do not generate a significant amount of net sales as a percentage of total Company net sales through these sites, we do expect it to continue to grow.

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

Net sales. Our net sales are derived from two operating segments, wholesale and retail. Net sales from our wholesale segment are recognized when the customer takes possession and are recorded net of cooperative advertising allowances, sales returns, sales discounts, and markdown allowances provided to our customers. Net sales in our retail segment are recognized at the time the customer takes possession of the merchandise at the point-of-sale in our stores and for our internet sales, net sales are recognized when the products are shipped and title passes to the customer.

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

Income taxes. We account for income taxes using the liability method, which recognizes the amount of income tax payable or refundable for the current year and recognizes deferred tax liabilities and assets for the future tax consequences of the events that have been recognized in the financial statements or tax returns. For those uncertain tax positions where it is “more likely than not” that a tax benefit will be sustained, we have recorded the tax benefit. For those income tax positions where it is not “more likely than not” that a tax benefit will be sustained, no tax benefit has been recognized. Where applicable, associated interest and penalties are recorded. We routinely evaluate all deferred tax assets to determine the likelihood of their realization and record a valuation allowance if it is “more likely than not” that a deferred tax asset will not be realized. For more information, see notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Net operating loss carryforwards (“NOLs”) enable a company to apply NOLs incurred during a current period against a future period's profits in order to reduce cash tax liabilities in those future periods. In periods when a company is generating operating losses, its NOLs will increase. The tax effect of the NOLs is recorded as a deferred tax asset. If the company does not believe that it is “more likely than not” that it will be able to utilize the NOLs, it records a valuation allowance against the deferred tax asset. Additionally, Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation's ability to utilize its NOLs if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized “built-in gains” that occur during the sixty-month period after the ownership change. Our NOLs are subject to Section 382 limitations. At January 2, 2010, we had approximately $29.0 million of federal and state NOLs available for utilization in the years from 2010 through 2023.

Results of Operations

	Three Months Ended
	April 3,	April 4,
	2010	2009
OPERATING DATA: (in millions)
Wholesale sales	$131.6	$103.3
Retail sales	11.3	10.9
Net sales	142.9	114.2
Cost of sales	91.0	77.7
Gross profit	51.9	36.5
Selling, general and administrative expenses	31.2	25.9
Operating income	$20.7	$10.6

	As a Percentage of Net Sales
	Three Months Ended
	April 3,	April 4,
	2010	2009
OPERATING DATA:
Wholesale sales	92.1%	90.5%
Retail sales	7.9	9.5
Net sales	100.0	100.0
Cost of sales	63.7	68.0
Gross profit	36.3	32.0
Selling, general and administrative expenses	21.8	22.7
Operating income	14.5%	9.3%

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

	Three Months Ended
	April 3,	April 4,	$	%
	2010	2009 (1)	change	change
	(in millions)
Department stores and national chain stores	$57.3	$43.3	$14.0	32.3%
Mass merchants	45.4	39.5	5.9	14.9
Other	28.9	20.5	8.4	41.0
Total wholesale	131.6	103.3	28.3	27.4

Retail	11.3	10.9	0.4	3.7

Total consolidated net sales	$142.9	$114.2	$28.7	25.1%

(1) Prior period amounts in this table have been reclassified to conform to the current year presentation.

In addition, our mix of products sold worldwide between bras, shapewear, and panties for the three-month periods ended April 3, 2010 and April 4, 2009, respectively, is summarized below:

	Three Months Ended
	April 3,	April 4,
	2010	2009
Bras	62%	65%
Shapewear	34	29
Panties	4	6
	100%	100%

Net sales

Consolidated net sales increased by $28.7 million, or 25.1%, from $114.2 million for the three months ended April 4, 2009 to $142.9 million for the three months ended April 3, 2010.

Wholesale segment net sales increased by $28.3 million, or 27.4%, from $103.3 million for the three months ended April 4, 2009 to $131.6 million for the three months ended April 3, 2010. Total international net sales, which are included in the wholesale segment, increased by $3.4 million, or 48.6%, from $7.0 million for the three months ended April 4, 2009 to $10.4 million for the three months ended April 3, 2010. International sales benefited from increased sales in Russia, Germany and Spain, and favorable currency exchange rates.  Our department stores and national chain stores channel net sales increased by $14.0 million, or 32.3%, from $43.3 million for the three months ended April 4, 2009 to $57.3 million for the three months ended April 3, 2010. The increase in this channel was due to the solid performance of our bra and shapewear businesses resulting from replenishment orders to support consumer spending and new product introductions.  Our mass merchant channel net sales increased by $5.9 million, or 14.9%, from $39.5 million for the three months ended April 4, 2009 to $45.4 million for the three months ended April 3, 2010. This increase was primarily a result of strong sales growth in our Sweet Nothings brand shapewear and bra categories, and the introduction of shapewear products under our Self Expressions brand.  Partially offsetting this increase was a reduction in sales of our Bodymates brand resulting from a 2009 program that did not repeat in 2010. Other channel net sales, which include sales to specialty retailers, off-price retailers, foreign distributors and licensing income, increased by $8.4 million, or 41.0%, from $20.5 million for the three months ended April 4, 2009 to $28.9 million for the three months ended April 3, 2010. This increase was due primarily from increased program business with off-price retailers, partially offset by lower sales to a specialty retailer.

Net sales in our retail segment increased by $0.4 million, or 3.7%, from $10.9 million for the three months ended April 4, 2009 to $11.3 million for the three months ended April 3, 2010, due in part from increased customer traffic with solid performances from our bra and shapewear businesses.  Same store sales, defined as sales from stores open more than one year, for the three months ended April 3, 2010 increased 6.3%. Our internet sales decreased by $0.1 million, or 7.7%, from $1.3 million for the three months ended April 4, 2009 to $1.2 million for the three months ended April 3, 2010.

Gross profit

Consolidated gross profit increased by $15.4 million, or 42.2%, from $36.5 million for the three months ended April 4, 2009 to $51.9 million for the three months ended April 3, 2010. As a percentage of net sales, consolidated gross margins increased by 430 basis points from 32.0% for the three months ended April 4, 2009 to 36.3% for the three months ended April 3, 2010.

Gross profit as a percentage of net sales for the wholesale segment increased by 500 basis points from 29.3% for the three months ended April 4, 2009 to 34.3% for the three months ended April 3, 2010. This increase was primarily driven by the mix of customers and products, decreased promotional activity, and the benefit from product cost reduction efforts.

Gross profit as a percentage of net sales for the retail segment increased by 240 basis points from 56.9% for the three months ended April 4, 2009 to 59.3% for the three months ended April 3, 2010.  This increase was driven by a change in the overall product mix.

Selling, general and administrative expenses (“SG&A”)

Consolidated SG&A increased by $5.3 million, or 20.5%, from $25.9 million for the three months ended April 4, 2009 to $31.2 million for the three months ended April 3, 2010. However, as a percentage of net sales, SG&A decreased from 22.7% for the three months ended April 4, 2009 to 21.8% for the three months ended April 3, 2010.

SG&A for our wholesale segment, which includes corporate-related expenses, increased by $5.0 million, or 26.5%, from $18.9 million for the three months ended April 4, 2009 to $23.9 million for the three months ended April 3, 2010. However, as a percentage of net sales, wholesale segment SG&A decreased from 18.3% for the three months ended April 4, 2009 to 18.1% for the three months ended April 3, 2010. The increase of $5.0 million is primarily a result of increased payroll and related benefits associated with incentive compensation, 2010 merit increases, which we did not incur in 2009, the filling of new positions to support our initiatives, and the impairment of an intangible asset for which we determined had no future benefit.  Retail SG&A increased by $0.3 million, or 4.3%, from $7.0 million for the three months ended April 4, 2009 to $7.3 million for the three months ended April 3, 2010.

Operating income

Our consolidated operating income increased by $10.1 million, or 95.3%, from $10.6 million for the three months ended April 4, 2009 to $20.7 million for the three months ended April 3, 2010.

For the foregoing reasons, operating income for the wholesale segment increased by $9.9 million, or 86.8%, from $11.4 million for the three months ended April 4, 2009 to $21.3 million for the three months ended April 3, 2010. Also, for the reasons discussed above, operating income for the retail segment increased by $0.2 million, or 25.0%, from a loss of $0.8 million for the three months ended April 4, 2009 to a loss of $0.6 million for the three months ended April 3, 2010.

Interest expense, net

Interest expense, net, decreased by $0.4 million, or 57.1%, from $0.7 million for the three months ended April 4, 2009 to $0.3 million for the three months ended April 3, 2010 as we benefited primarily from lower average interest rates and lower average debt outstanding for the current quarter when compared to the same period last year.

Income tax expense

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occurred); changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occurred); or impacts from tax law changes (to the extent such changes affect our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occurred). Our effective income tax rate for the three months ended April 3, 2010 was 40.7% as compared to an effective income tax rate for the three months ended April 4, 2009 of 39.4%. This increase in the effective income tax rate in the three-month period ended April 3, 2010 was largely a result of non-deductable expenses in connection with the sale of our common stock by one of our stockholders.

Net income

For the foregoing reasons, our net income increased by $6.1 million, or 101.7%, from $6.0 million for the three months ended April 4, 2009 to $12.1 million for the three months ended April 3, 2010.

Liquidity and Capital Resources

Operating activities. Cash flows used in operating activities were $20.5 million for the three months ended April 3, 2010 compared to cash flows used in operating activities of $16.4 million for the three months ended April 4, 2009. This change was primarily driven by the use of cash from operations resulting from changes in working capital, partially offset by an increase in net income.  The increase in accounts receivable was due to higher sales during the quarter, which were somewhat offset by higher cash collections. The increase in accounts payable and inventory was the result of new product introductions and supply chain management.

Investing activities. Cash flows used in investing activities were $1.3 million for the three months ended April 3, 2010 compared to $0.4 million for the three months ended April 4, 2009.  Cash flows used in investing activities for the three months ended April 3, 2010 and April 4, 2009 were for capital expenditures.  This increase in capital expenditures was primarily due to information technology upgrades, including the implementation of an enterprise resource planning system and our e-commerce website.

Financing activities. Cash flows used in financing activities were $44.5 million for the three months ended April 3, 2010 compared to cash flows used in financing activities of $0.3 million for the three months ended April 4, 2009. The increase in cash flows used in financing activities was primarily due to the $32.4 million repurchase of our common stock under our stock repurchase plan and the $16.0 million prepayment on our long-term debt.

In February 2010, the Board of Directors increased our stock repurchase program by an additional $37.5 million, increasing the amount then available under the plan to $50.0 million.  We are authorized to make repurchases from time to time as market conditions warrant and pursuant to other parameters set by our Board of Directors. On March 16, 2010, we repurchased $32.4 million of common stock at an average price per share of $20.30.  Our credit facility was amended to permit the increased stock repurchase, subject to certain restrictions and limitations set forth in the amendment to our credit facility.

At April 3, 2010 we had $71.0 million outstanding under our term loan, and $0 outstanding under our revolving loan with approximately $49.1 million available for borrowings, after giving effect to $0.9 million of outstanding letters of credit. Principal payments on the term loan are payable in quarterly installments of $0.3 million with all remaining amounts due on the maturity date. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. We were in compliance with all debt covenants at April 3, 2010.

Below is a summary of our actual performance under these financial covenants:

	April 3, 2010 Covenant	January 2, 2010 Covenant

Actual fixed charge coverage ratio (a)	1.57 : 1.00	3.16 : 1.00
Minimum ratio required (a)	1.25 : 1.00	1.25 : 1.00

Actual fixed charge coverage ratio (b)	1.18 : 1.00	N/A
Minimum ratio required (b)	0.85 : 1.00	N/A

Actual leverage ratio	0.74 : 1.00	0.00 : 1.00
Maximum ratio permitted	4.00 : 1.00	4.00 : 1.00

Actual consolidated capital expenditures	$1,347	$5,894
Maximum permitted	$14,106	$15,000

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

The following table summarizes our significant contractual obligations and commercial commitments at April 3, 2010 and the future periods in which such obligations are expected to be settled in cash. In addition, the table below reflects the timing of principal and interest payments on outstanding borrowings.

	Balance of
	fiscal	In fiscal	In fiscal	In fiscal	In fiscal
(in millions)	2010	2011	2012	2013	2014	Thereafter	Total

Long-term debt	$0.8	$1.1	$1.1	$1.1	$66.9	$-	$71.0
Interest on long-term debt (1)	0.7	0.9	0.9	0.8	0.4	-	3.7
Obligations under capital lease (2)	0.1	0.1	0.1	-	-	-	0.3
Operating leases (3)	6.1	6.8	5.9	4.3	2.9	4.8	30.8
Total financial obligations	7.7	8.9	8.0	6.2	70.2	4.8	105.8
Other contractual obligations (4)	3.9	3.2	5.2	5.8	8.3	5.0	31.4
Purchase obligations (5)	87.6	-	-	-	-	-	87.6
Total financial obligations and commitments	$99.2	$12.1	$13.2	$12.0	$78.5	$9.8	$224.8

(1) The interest rate assumed for the variable portion of long-term debt was the rate in effect at April 3, 2010.
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

In addition to the total contractual obligations and commitments included in the table above, we have pension and post-retirement benefit obligations included in other non-current liabilities of $3.2 million and $0.7 million, respectively at April 3, 2010.

As of April 3, 2010, our total liabilities for unrecognized tax benefits and related interest and penalties amounted to $4.3 million (before federal and, if applicable, state effect). Liabilities for unrecognized tax benefits have not been included in the schedule of cash contractual obligations because we cannot make a reasonable, reliable estimate of the amount and period of related future payments of these liabilities.

Off-Balance Sheet Arrangements. Our most significant off-balance sheet financing arrangements as of April 3, 2010 are non-cancelable operating lease agreements, primarily for our company-operated outlet stores, our company headquarters and our leased distribution centers located in Shannon, Ireland and Fayetteville, North Carolina. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 2, 2010.

Recently Issued Accounting Standards
In February 2010, the Financial Accounting Standards Board (FASB) issued an amendment to the guidance on subsequent events to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. We will continue to evaluate subsequent events through the date of the issuance of our financial statements, however, consistent with the guidance, this date will no longer be disclosed. The guidance became effective upon issuance and the adoption had no impact on our consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The adoption of this guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We have adopted this guidance in the financial statements presented herein, which did not impact our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk. We do not believe that we have significant foreign currency transactional exposures. For the three-month period ended April 3, 2010, $10.4 million of our total net sales were in currencies other than the U.S. dollar. During the three-month period ended April 3, 2010, our net sales were favorably impacted by $0.9 million due to fluctuations in foreign currency exchange rates. Most of our purchases are denominated in U.S. dollars. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

Interest Rate Risk. From time to time, we manage our interest rate risk through the use of interest rate swaps. Our existing swap contract matured on December 31, 2009. At April 3, 2010, our debt portfolio was composed of variable-rate debt, with no portion hedged. With respect to our variable-rate debt, a 1% change in interest rates would be immaterial.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of April 3, 2010 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ending April 3, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Risks that could have a negative impact on our business, results of operations and financial condition include: our growth cannot be assured and any growth may be unprofitable; potential fluctuations in our results of operations or rate of growth; our dependence on a limited number of customers; we have larger competitors with greater resources; retail trends in the intimate apparel industry, including consolidation and continued growth in the development of private brands, resulting in downward pressure on prices, reduced floor space and other harmful changes; failure to anticipate, identify or promptly react to changing trends, styles, or consumer preferences; our leverage could adversely affect our financial condition; external events may disrupt our supply chain, result in increased cost of goods or an inability to deliver our products; events which result in difficulty in procuring or producing products on a cost-effective basis; increases in the prices of raw materials; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; foreign currency exposure; the sufficiency of cash to fund operations and capital expenditures; and the influence of adverse changes in general economic conditions. This list is intended to identify only certain of the principal factors that could have a material and adverse impact on our business, results of operations and financial condition.  A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K, filed with the Securities and Exchange Commission on March 10, 2010.

There are no material changes to the risk factors described in the Form 10-K filed on March 10, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.
(b) None.
(c) Issuer purchases of equity securities.

			Total number	Maximum
			of shares	dollar
	Total		repurchased	value of shares
	number	Average	as part of publicly	that may yet be
	of shares	price paid	announced	repurchased under
Period	repurchased	per share	program (1)	the program (1)

March 7, 2010 - April 3, 2010	1,593,675	$20.30	1,593,675	$17,648,397

(1)
In February 2010, the Board of Directors increased our stock repurchase program by an additional $37.5 million, increasing the amount then available under the plan to $50.0 million.  We are authorized to make repurchases from time to time as market conditions warrant and pursuant to other parameters set by our Board of Directors.

Item 3. Defaults Upon Senior Securities
None.

Item 4. (Removed and Reserved)

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

MAIDENFORM BRANDS, INC. (Registrant)

Date: May 11, 2010	By:	/s/ Christopher W. Vieth
Name: Christopher W. Vieth
Title: Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002