Form 10-Q
period 2010-07-03
Maidenform Brands, Inc.
filed 2010-08-11
CIK 1323531

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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
(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                         No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2010
Common Stock, $0.01 par value per share	23,080,004 shares

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	July 3,	January 2,
	2010	2010
Assets
Current assets
Cash and cash equivalents	$50,377	$89,159
Accounts receivable, net	59,522	42,951
Inventories	86,894	77,605
Deferred income taxes	14,790	14,790
Prepaid expenses and other current assets	9,486	7,878
Total current assets	221,069	232,383
Property, plant and equipment, net	23,488	22,228
Goodwill	7,162	7,162
Intangible assets, net	94,203	96,198
Other non-current assets	652	771
Total assets	$346,574	$358,742

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$1,100	$1,100
Accounts payable	46,782	43,473
Accrued expenses and other current liabilities	29,035	28,366
Total current liabilities	76,917	72,939
Long-term debt	69,600	86,150
Deferred income taxes	24,033	22,934
Other non-current liabilities	9,938	9,888
Total liabilities	180,488	191,911

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock - $0.01 par value; 10,000,000 shares authorized and none issued and outstanding	-	-
Common stock - $0.01 par value; 100,000,000 shares authorized; 24,399,746 shares issued and 22,451,128 outstanding at July 3, 2010 and 23,981,108 shares issued and 23,341,444 outstanding at January 2, 2010	244	240
Additional paid-in capital	72,312	66,574
Retained earnings	134,109	112,419
Accumulated other comprehensive loss	(4,385)	(3,385)
Treasury stock, at cost (1,948,618 shares at July 3, 2010 and 639,664 shares at January 2, 2010)	(36,194)	(9,017)
Total stockholders’ equity	166,086	166,831
Total liabilities and stockholders’ equity	$346,574	$358,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Net sales	$149,401	$114,205	$292,323	$228,438
Cost of sales	95,355	73,084	186,334	150,795
Gross profit	54,046	41,121	105,989	77,643
Selling, general and administrative expenses	31,195	27,965	62,416	53,933
Operating income	22,851	13,156	43,573	23,710

Interest expense, net	262	632	555	1,300
Income before provision for income taxes	22,589	12,524	43,018	22,410
Income tax expense	8,930	5,246	17,251	9,139
Net income	$13,659	$7,278	$25,767	$13,271
Basic earnings per common share	$0.61	$0.32	$1.13	$0.59
Diluted earnings per common share	$0.59	$0.31	$1.10	$0.57
Basic weighted average number of shares outstanding	22,375,964	22,563,665	22,781,343	22,530,148
Diluted weighted average number of shares outstanding	23,032,878	23,567,315	23,501,688	23,477,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 3,	July 4,
	2010	2009
Cash flows from operating activities
Net income	$25,767	$13,271
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,622	1,822
Amortization of intangible assets	563	580
Amortization of deferred financing costs	92	92
Stock-based compensation	1,417	1,113
Deferred income taxes	1,216	875
Excess tax benefits related to stock-based compensation	(4,767)	(377)
Bad debt expense	45	400
Other non-cash items	1,483	-
Net changes in operating assets and liabilities
Accounts receivable	(17,297)	(15,961)
Inventories	(9,645)	(906)
Prepaid expenses and other current and non-current assets	(1,243)	491
Accounts payable	3,344	(2,438)
Accrued expenses and other current and non-current liabilities	2,489	3,570
Income taxes payable	2,011	1,825
Net cash provided by operating activities	7,097	4,357
Cash flows from investing activities
Capital expenditures	(2,882)	(1,449)
Net cash used in investing activities	(2,882)	(1,449)
Cash flows from financing activities
Term loan repayments	(16,550)	(550)
Proceeds from stock options exercised	1,930	442
Excess tax benefits related to stock-based compensation	4,767	377
Payments of employee withholding taxes related to equity awards	(692)	(68)
Purchase of common stock for treasury	(32,352)	-
Payments of capital lease obligations	(45)	(100)
Net cash (used in) provided by financing activities	(42,942)	101
Effects of exchange rate changes on cash	(55)	(9)
Net (decrease) increase in cash	(38,782)	3,000
Cash and cash equivalents
Beginning of period	89,159	43,463
End of period	$50,377	$46,463

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$469	$1,568
Income taxes	$14,010	$5,950

Supplemental schedule of non-cash investing and financing activities
Treasury stock issued related to equity award activity	$5,863	$2,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
Maidenform Brands, Inc. and its subsidiaries (the “Company,” “we,” “us” or “our”) design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels, including department stores and national chain stores, mass merchants (including warehouse clubs), and other (including specialty retailers, off-price retailers, foreign distributors and licensees). In addition, we operated 74 retail outlet stores and 1 shapewear kiosk as of July 3, 2010 and 75 retail outlet stores as of July 4, 2009, and sell products on our websites.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position at July 3, 2010, the results of our operations for the three and six-month periods ended July 3, 2010 and July 4, 2009, and cash flows for the six months ended July 3, 2010 and July 4, 2009. These adjustments consist of normal recurring adjustments. Operating results for the three and six-month periods ended July 3, 2010 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at January 2, 2010 has been derived from our audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

We consider all highly liquid investments that have original maturities of three months or less to be cash equivalents. Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at fair value because of the short-term maturity of these instruments. The carrying amount of long-term debt at July 3, 2010 and January 2, 2010 approximates fair value as a result of the variable interest rates being accrued and paid on the majority of our debt.

2.           DEBT

	July 3,	January 2,
	2010	2010
Long-term debt
Term loan facility	$70,700	$87,250
Current maturities of long-term debt	1,100	1,100
Non-current portion of long-term debt	$69,600	$86,150

At July 3, 2010, we had $70,700 outstanding under our term loan, and $0 outstanding under our revolving loan with approximately $49,175 available for borrowings, after giving effect to $825 of outstanding letters of credit. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. Principal payments on the term loan are payable in quarterly installments of $275 with all remaining amounts due on the maturity date. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. In addition, subject to specified exceptions and limitations and reinvesting options, partial prepayments of outstanding loans may be required with the proceeds of asset sales, sales of equity and debt securities, and with certain insurance and condemnation proceeds.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

Payments due on long-term debt during each of the five years subsequent to July 3, 2010, are as follows:

Balance of fiscal 2010	$550
In fiscal 2011	1,100
In fiscal 2012	1,100
In fiscal 2013	1,100
In fiscal 2014	66,850
Thereafter	-

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

The components of net periodic benefit cost charged to operations are as follows:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Interest cost	$291	$280	$582	$560
Expected return on plan assets	(345)	(286)	(690)	(572)
Amortization of net loss	43	68	86	136
Total	$(11)	$62	$(22)	$124

4.           STOCKHOLDERS’ EQUITY

							Accumulated
	Common		Treasury		Additional		Other	Total
	Stock		Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	$	Shares	$	Capital	Earnings	Loss	Equity

Balance at January 2, 2010	23,981,108	$240	(639,664)	$(9,017)	$66,574	$112,419	$(3,385)	$166,831

Stock-based compensation					1,417			1,417
Purchase of common stock for treasury			(1,593,675)	(32,352)				(32,352)
Equity award activity	418,638	4	284,721	5,175	4,321	(4,077)		5,423
Comprehensive income
Net income						25,767		25,767
Changes during the period							(1,000)	(1,000)
Total comprehensive income								24,767

Balance at July 3, 2010	24,399,746	$244	(1,948,618)	$(36,194)	$72,312	$134,109	$(4,385)	$166,086

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

6.           COMPREHENSIVE INCOME

The changes in comprehensive income are as follows:
	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Net income	$13,659	$7,278	$25,767	$13,271
Foreign currency translation adjustments (a)	(811)	402	(1,051)	155
Interest rate swap, net of tax (b)	-	102	-	210
Pension related assets or liabilities, net of tax (c)	25	-	51	-
Comprehensive income	$12,873	$7,782	$24,767	$13,636

(a)	No tax benefit has been provided on the foreign currency translation adjustment due to management’s decision to reinvest the earnings of our foreign subsidiaries indefinitely.
(b)
Deferred income tax assets (liabilities) of $0 and ($68) provided for the three-month periods ended July 3, 2010 and July 4, 2009, respectively. Deferred income tax assets (liabilities) of $0 and ($140) provided for the six-month periods ended July 3, 2010 and July 4, 2009, respectively.

(c)
Deferred income tax assets (liabilities) of $17 and $0 provided for the three-month periods ended July 3, 2010 and July 4, 2009, respectively. Deferred income tax assets (liabilities) of $34 and $0 provided for the six-month periods ended July 3, 2010 and July 4, 2009, respectively.

7.           INCOME TAXES

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occurred); changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occurred); or impacts from tax law changes (to the extent such changes effect our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occurred). Our effective income tax rate for the three and six-month periods ended July 3, 2010 was 39.5% and 40.1%, respectively, as compared to an effective income tax rate for the three and six-month periods ended July 4, 2009 of 41.9% and 40.8%, respectively. This decrease in the effective income tax rate was a result of a reduction in taxes on income from foreign operations partially offset by non-deductable expenses in connection with the sale of our common stock by one of our stockholders.

8.           SEGMENT INFORMATION

We identified our two reportable segments as ‘‘wholesale’’ and ‘‘retail.’’ Our wholesale sales are to department stores, national chain stores, mass merchants (including warehouse clubs), specialty retailers, off-price retailers, and third party distributors servicing similar customers in foreign countries, while our retail segment reflects our operations from our retail outlet stores, shapewear kiosks and internet operations. Royalty income is also included in our wholesale segment. Within our reportable segments, wholesale includes corporate-related assets. Each segment’s results include the costs directly related to the segment’s net sales and all other costs allocated based on the relationship to consolidated net sales to support each segment’s net sales. Intersegment sales and transfers are recorded at cost and treated as a transfer of inventory.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

Information on segments and reconciliation to income before provision for income taxes, are as follows:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Net sales
Wholesale	$134,883	$99,738	$266,517	$203,066
Retail	14,518	14,467	25,806	25,372
Total	$149,401	$114,205	$292,323	$228,438

Operating income
Wholesale	$21,722	$11,767	$43,002	$23,120
Retail	1,129	1,389	571	590
Operating income	22,851	13,156	43,573	23,710
Interest expense, net	262	632	555	1,300
Income before provision for income taxes	$22,589	$12,524	$43,018	$22,410

Depreciation and amortization
Wholesale	$819	$941	$1,600	$1,873
Retail	323	259	585	529
Total	$1,142	$1,200	$2,185	$2,402

Net sales by geographic area
United States	$137,590	$105,741	$270,150	$212,939
International (a)	11,811	8,464	22,173	15,499
Total	$149,401	$114,205	$292,323	$228,438

Intercompany sales from wholesale to retail	$4,414	$3,356	$7,404	$6,749

	July 3,	January 2,
	2010	2010
Total assets
Wholesale	$318,247	$333,096
Retail	28,327	25,646
Total	$346,574	$358,742

(a) International net sales are identified as international based on the location of the customer.

At July 3, 2010 and January 2, 2010, our five largest uncollateralized receivables represented approximately 63% and 60%, respectively, of total accounts receivable.

For the three-month periods ended July 3, 2010 and July 4, 2009, we had three customers, Wal-Mart, Kohl’s and Macy’s, that each accounted for more than 10% of our consolidated net sales. For the six-month periods ended July 3, 2010 and July 4, 2009, we had two customers, Wal-Mart and Kohl’s, that each accounted for more than 10% of our consolidated net sales.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

9.           EARNINGS PER SHARE

The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Net income	$13,659	$7,278	$25,767	$13,271
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	22,375,964	22,563,665	22,781,343	22,530,148

Impact of dilutive securities	656,914	1,003,650	720,345	947,781

Dilutive number of common and common equivalent shares outstanding	23,032,878	23,567,315	23,501,688	23,477,929

Basic earnings per common share	$0.61	$0.32	$1.13	$0.59
Diluted earnings per common share	$0.59	$0.31	$1.10	$0.57

For the three-month periods ended July 3, 2010 and July 4, 2009, approximately 36,000 and 600,000 equity awards, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect. For the six-month periods ended July 3, 2010 and July 4, 2009, approximately 81,000 and 726,000 equity awards, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

10.           COMMITMENTS AND CONTINGENCIES

Purchase commitments

In the normal course of business, we enter into purchase commitments for both finished goods and raw materials. At July 3, 2010, we had purchase commitments of $109,610 and believe that we have adequate reserves for any expected losses arising from all purchase commitments.

Litigation
We have filed suit against Times Three Clothier, LLC (“Times Three”) in the federal court for the Southern District of New York, seeking a declaratory judgment that our Flexees Fat Free Tank does not infringe U.S. Design Patent No. 606,285 (“the ’285 patent”) and/or that the ’285 patent is invalid. Times Three has filed a counterclaim for infringement of the ’285 patent and related U.S. Design Patent No. 616,627 (“the ’627 patent”). In response, we have filed a counterclaim seeking a declaration of noninfringement and/or invalidity/unenforceability with respect to the ’627 patent. We believe that the ultimate outcome of this pending lawsuit and claim will not have a material adverse affect on our consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome of this or future litigation, proceedings, investigations, or claims or their effect.

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

11.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	July 3,	January 2,
	2010	2010

Accrued wages, incentive compensation, payroll taxes and related benefits	$11,197	$11,926
Accrued customs duty	3,250	2,276
Accrued other	14,588	14,164
	$29,035	$28,366

Other accrued expenses and current liabilities include, among other items, freight, accrued severance, trade promotion, inventory return accrual and professional fees.

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

Management Overview

We are a global intimate apparel company with a portfolio of established, well-known brands, top-selling products and an iconic heritage.  We design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels, including department stores and national chain stores, mass merchants (including warehouse clubs), other (including specialty retailers, off-price retailers, foreign distributors and licensees), our company-operated outlet stores, shapewear kiosks and our websites.

We sell our products under some of the most recognized brands in the intimate apparel industry. Our Maidenform®, Control It!®, Flexees®, Lilyette® and Luleh® products are sold in department stores and national chain stores. Our Bodymates®, Inspirations®, Self Expressions® and Sweet Nothings® products are distributed through mass merchants. These mass merchant brands leverage our product technology, but are separate brands with distinctly different logos.  In addition to our owned brands, we also supply private brands to certain department stores and national chain stores and retailers.

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

We believe we are well-positioned to capitalize on or address these trends by, among other things:

•	continuing to launch innovative products;
•	increasing our presence in department stores and national chain stores through the use of Maidenform, Control It!, Flexees, Lilyette, Luleh and private brands;
•	expanding distribution of our Donna Karan® and DKNY® licensed brands;
•	expanding shapewear awareness;
•	increasing our presence in the mass merchant channel through the use of our Bodymates, Inspirations, Self Expressions, Sweet Nothings;
•	expanding our international presence;
•	increasing consumer identification with our brands through further marketing investments;
•	marketing, rather than manufacturing our brands;
•	making selective acquisitions, entering into license agreements, and developing and marketing new products that will complement our existing products or distribution channels; and

•	merchandising, marketing and selling private brand products to selected retailers.
Wholesale segment

The following trends are among the key variables that will affect our wholesale segment:

Department stores and national chain stores. The department stores and national chain stores are where we generally sell the Maidenform, Control It!, Flexees and Lilyette brands. We plan to continue to invest in increasing our net sales with department store customers, which we believe is important to our long-term positioning in the channel.  The rate of our future net sales growth with department stores could be moderated by the reduction in both the number of department store customers and the number of doors (distinct locations operated by a particular retailer) operated by these customers. We have grown our market share significantly in the past several years with national chain stores. We have customers located outside the United States that purchase our Maidenform, Flexees and Lilyette brands. The majority of these net sales are included in the department stores and national chain stores channel. In 2009, we have added new customers, such as Bloomingdale’s and Nordstrom, within this channel as a result of our license agreement for the Donna Karan® and DKNY® brands. This agreement grants us the rights to design, source and market a full collection of Donna Karan® and DKNY® women’s intimate apparel products. Customers for the Donna Karan® and DKNY® brands are located in and outside the United States.

Mass merchants. The mass merchant channel includes both mass merchants and warehouse clubs. We intend to improve our penetration with mass merchants through the use of our brands Bodymates, Inspirations, Self Expressions and Sweet Nothings. We have experienced significant growth in this channel over the past several years and expect to achieve additional growth in the future as we are able to increase both the floor space and number of doors in which our products are sold. We expect that both our net sales to this channel, and our net sales to this channel as a percentage of our total net sales, are likely to increase over time. The volume and mix of net sales of our brands and of private label in the mass merchant channel can vary from period to period based upon strategic changes that our customers may implement from time to time. Net sales to customers in the mass merchant channel that are located outside the United States are included in this channel.

Other. Net sales from other channels include sales to specialty retailers, off-price retailers, foreign distributors and royalty income from licensees. We supply private brands to specialty retailers as opportunities present themselves and we continually evaluate this channel for opportunities. The volume and mix of net sales of private label in the other channel can vary significantly from period to period based upon new product introductions and the discontinuation of other products.

We may selectively target strategic acquisitions, licensing opportunities or brand start-ups to grow our consumer base and would utilize the acquired companies and licenses to complement our current products, channels and geographic scope. We believe that acquisitions and licenses can enhance our product offerings to retailers and provide growth opportunities. We believe we can leverage our core competencies such as product development, brand management, logistics and marketing to create significant value from the acquired businesses and licenses. In May 2008, we entered into a women’s intimate apparel license agreement for the Donna Karan® and DKNY® brands and we launched the brand in the first quarter of 2009.

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

Results of Operations

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
OPERATING DATA: (in millions)
Wholesale sales	$134.9	$99.7	$266.5	$203.0
Retail sales	14.5	14.5	25.8	25.4
Net sales	149.4	114.2	292.3	228.4
Cost of sales	95.3	73.1	186.3	150.8
Gross profit	54.1	41.1	106.0	77.6
Selling, general and administrative expenses	31.1	28.0	62.3	53.9
Operating income	$23.0	$13.1	$43.7	$23.7

	As a Percentage of Net Sales
	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
OPERATING DATA:
Wholesale sales	90.3%	87.3%	91.2%	88.9%
Retail sales	9.7	12.7	8.8	11.1
Net sales	100.0	100.0	100.0	100.0
Cost of sales	63.8	64.0	63.7	66.0
Gross profit	36.2	36.0	36.3	34.0
Selling, general and administrative expenses	20.8	24.5	21.3	23.6
Operating income	15.4%	11.5%	15.0%	10.4%

Our net sales are derived from two segments, wholesale and retail. Our net sales within the wholesale segment are grouped by channel, based upon the brands we sell and the customers to whom we sell, as follows: (1) department stores and national chain stores, (2) mass merchants and (3) other.

Our department stores and national chain stores channel primarily consists of sales of our Maidenform, Control It!, Flexees, Lilyette, Luleh and private brands on a worldwide basis to customers within this category. Within the mass merchant channel, we sell brands such as Bodymates, Inspirations, Self Expressions and Sweet Nothings that are primarily dedicated to specific customers. These brands are all sold on a worldwide basis to mass merchants and, to a lesser degree, warehouse clubs. Our remaining sales are grouped within a channel designated as other and include private brand products sold to specialty retailers and all brand sales to off-price retail stores. In addition, we include licensing income as well as sales to foreign distributors in our other channel.

	Three Months Ended				Six Months Ended
	July 3,	July 4,	$	%	July 3,	July 4,	$	%
	2010	2009 (1)	change	change	2010	2009 (1)	change	change
	(in millions)				(in millions)
Department stores and national chain stores	$65.9	$56.1	$9.8	17.5%	$123.2	$99.4	$23.8	23.9%
Mass merchants	42.9	26.6	16.3	61.3	88.3	66.1	22.2	33.6
Other	26.1	17.0	9.1	53.5	55.0	37.5	17.5	46.7
Total wholesale	134.9	99.7	35.2	35.3	266.5	203.0	63.5	31.3

Retail	14.5	14.5	-	-	25.8	25.4	0.4	1.6

Total consolidated net sales	$149.4	$114.2	$35.2	30.8%	$292.3	$228.4	$63.9	28.0%

(1) Prior period amounts in this table have been reclassified to conform to the current year presentation.

In addition, our mix of products sold worldwide between bras, shapewear, and panties for the three and six-month periods ended July 3, 2010 and July 4, 2009, respectively, is summarized below:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Bras	64%	64%	63%	65%
Shapewear	31	29	33	29
Panties	5	7	4	6
	100%	100%	100%	100%

Net sales

Consolidated net sales increased by $35.2 million, or 30.8%, from $114.2 million for the three months ended July 4, 2009 to $149.4 million for the three months ended July 3, 2010. Consolidated net sales increased by $63.9 million, or 28.0%, from $228.4 million for the six months ended July 4, 2009 to $292.3 million for the six months ended July 3, 2010.

Wholesale segment net sales increased by $35.2 million, or 35.3%, from $99.7 million for the three months ended July 4, 2009 to $134.9 million for the three months ended July 3, 2010. Total international net sales, which are included in the wholesale segment, increased by $3.3 million, or 38.8%, from $8.5 million for the three months ended July 4, 2009 to $11.8 million for the three months ended July 3, 2010. International sales benefited from increased sales in most of our international markets, notably Mexico, the United Kingdom and Spain.  Our department stores and national chain stores channel net sales increased by $9.8 million, or 17.5%, from $56.1 million for the three months ended July 4, 2009 to $65.9 million for the three months ended July 3, 2010. The increase in this channel was due to the solid performance of our shapewear and bra businesses resulting from replenishment orders to support consumer spending and new product introductions along with continued improvement from our licensed brands Donna Karan® and DKNY®.  Our mass merchant channel net sales increased by $16.3 million, or 61.3%, from $26.6 million for the three months ended July 4, 2009 to $42.9 million for the three months ended July 3, 2010. This increase was primarily a result of strong sales growth in our Sweet Nothings brand shapewear and bra categories, and continued sales of shapewear products under our Self Expressions brand which were not in the same period of 2009.  Other channel net sales, which include sales to specialty retailers, off-price retailers, foreign distributors and licensing income, increased by $9.1 million, or 53.5%, from $17.0 million for the three months ended July 4, 2009 to $26.1 million for the three months ended July 3, 2010. This increase was due primarily to increased sales with a specialty retailer and increased program business sales with off-price retailers.

Wholesale segment net sales increased by $63.5 million, or 31.3%, from $203.0 million for the six months ended July 4, 2009 to $266.5 million for the six months ended July 3, 2010. Total international net sales increased by $6.7 million, or 43.2%, from $15.5 million for the six months ended July 4, 2009 to $22.2 million for the six months ended July 3, 2010, primarily resulting from the reasons mentioned above, in addition to sales in Canada and Russia, and favorable currency exchange rates.  Our department stores and national chain stores channel net sales increased by $23.8 million, or 23.9%, from $99.4 million for the six months ended July 4, 2009 to $123.2 million for the six months ended July 3, 2010. This increase was a result of the solid performance of our shapewear and bra businesses resulting from replenishment orders to support consumer spending and new product introductions.  Our mass merchant channel net sales increased by $22.2 million, or 33.6%, from $66.1 million for the six months ended July 4, 2009 to $88.3 million for the six months ended July 3, 2010. This increase was driven by the ongoing expansion of our Sweet Nothings brand in the shapewear and bra categories, continued sales of shapewear products under our Self Expressions brand which were not in the same period of 2009, and ongoing replenishment of our Inspirations brand.  Other channel net sales increased by $17.5 million, or 46.7%, from $37.5 million for the six months ended July 4, 2009 to $55.0 million for the six months ended July 3, 2010. This increase was due primarily from increased sales to a specialty retailer.

Net sales in our retail segment were unchanged at $14.5 million for the three months ended July 3, 2010 when compared to the three months ended July 4, 2009. Net sales in our retail segment increased by $0.4 million, or 1.6%, from $25.4 million for the six months ended July 4, 2009 to $25.8 million for the six months ended July 3, 2010.  Same store sales, defined as sales from stores open more than one year, for the three and six-month periods ended July 3, 2010, increased 0.8% and 3.1%, respectively. Our internet sales were unchanged at $1.2 million for the three months ended July 3, 2010 when compared to the same period last year and decreased $0.1 million, or 4.0%, from $2.5 million for the six months ended July 4, 2009 to $2.4 million for the six months ended July 3, 2010.

Gross profit

Consolidated gross profit increased by $13.0 million, or 31.6%, from $41.1 million for the three months ended July 4, 2009 to $54.1 million for the three months ended July 3, 2010. As a percentage of net sales, consolidated gross margins increased by 20 basis points from 36.0% for the three months ended July 4, 2009 to 36.2% for the three months ended July 3, 2010. Consolidated gross profit increased by $28.4 million, or 36.6%, from $77.6 million during the six months ended July 4, 2009 to $106.0 million for the six months ended July 3, 2010. As a percentage of net sales, gross profit increased by 230 basis points from 34.0% for the six months ended July 4, 2009 to 36.3% for the six months ended July 3, 2010.

Gross profit as a percentage of net sales for the wholesale segment increased by 80 basis points from 32.6% for the three months ended July 4, 2009 to 33.4% for the three months ended July 3, 2010. This slight increase was a result of product mix and the benefit from product cost reduction efforts, which were partially offset by customer mix, including a higher percentage of net sales from the Company’s lower margin mass merchants and other channels.  Gross profit as a percentage of net sales for the wholesale segment was 30.9% for the six months ended July 4, 2009 as compared to 33.9% for the six months ended July 3, 2010. This increase of 300 basis points is mainly a result of the reasons mentioned above and lower overall promotional activity.

Gross profit as a percentage of net sales for the retail segment increased by 280 basis points from 59.3% for the three months ended July 4, 2009 to 62.1% for the three months ended July 3, 2010, and increased 260 basis points from 58.3% for the six months ended July 4, 2009 to 60.9% for the six months ended July 3, 2010.

Selling, general and administrative expenses (“SG&A”)

Consolidated SG&A increased by $3.1 million, or 11.1%, from $28.0 million for the three months ended July 4, 2009 to $31.1 million for the three months ended July 3, 2010. However, as a percentage of net sales, SG&A decreased from 24.5% for the three months ended July 4, 2009 to 20.8% for the three months ended July 3, 2010.

SG&A for our wholesale segment, which includes corporate-related expenses, increased by $2.5 million, or 12.0%, from $20.8 million for the three months ended July 4, 2009 to $23.3 million for the three months ended July 3, 2010. However, as a percentage of net sales, wholesale segment SG&A decreased from 20.9% for the three months ended July 4, 2009 to 17.2% for the three months ended July 3, 2010. The increase of $2.5 million is primarily a result of increased payroll and related benefits associated with new positions added to support our initiatives, incentive compensation, temporary help to support our sales growth and 2010 merit increases, which we did not incur in 2009.  Retail SG&A increased by $0.6 million, or 8.3%, from $7.2 million for the three months ended July 4, 2009 to $7.8 million for the three months ended July 3, 2010.

Consolidated SG&A increased by $8.4 million, or 15.6%, from $53.9 million for the six months ended July 4, 2009 to $62.3 million for the six months ended July 3, 2010. However, as a percentage of net sales, SG&A decreased from 23.6% for the six months ended July 4, 2009 to 21.3% for the six months ended July 3, 2010.

SG&A for our wholesale segment increased by $7.5 million, or 18.9%, from $39.7 million for the six months ended July 4, 2009 to $47.2 million for the six months ended July 3, 2010. However, as a percentage of net sales, wholesale segment SG&A decreased from 19.6% for the six months ended July 4, 2009 to 17.7% for the six months ended July 3, 2010. The increase of $7.5 million is a result of the reason mentioned above along with the impairment of an intangible asset for which we determined had no future benefit.  Partially offsetting these increases was a reduction in professional fees.  Retail SG&A increased by $0.9 million, or 6.3%, from $14.2 million for the six months ended July 4, 2009 to $15.1 million for the six months ended July 3, 2010.

Operating income

Our consolidated operating income increased by $9.9 million, or 75.6%, from $13.1 million for the three months ended July 4, 2009 to $23.0 million for the three months ended July 3, 2010. Our consolidated operating income increased by $20.0 million, or 84.4%, from $23.7 million for the six months ended July 4, 2009 to $43.7 million for the six months ended July 3, 2010.

For the foregoing reasons, operating income for the wholesale segment increased by $10.1 million, or 86.3%, from $11.7 million for the three months ended July 4, 2009 to $21.8 million for the three months ended July 3, 2010. Operating income for the wholesale segment increased by $20.0 million, or 86.6%, from $23.1 million during the six months ended July 4, 2009 to $43.1 million during the six months ended July 3, 2010.

Also, for the reasons discussed above, operating income for the retail segment decreased by $0.2 million, or 14.3%, from $1.4 million for the three months ended July 4, 2009 to $1.2 million for the three months ended July 3, 2010. The retail segment’s operating income remained unchanged at $0.6 million during the six months ended July 3, 2010 when compared to the six months ended July 4, 2009.

Interest expense, net

Interest expense, net, decreased by $0.3 million, or 50.0%, from $0.6 million for the three months ended July 4, 2009 to $0.3 million for the three months ended July 3, 2010 reflecting the benefit of lower average debt outstanding and a lower average interest rate for the current quarter when compared to the same period last year. The average balance of total debt outstanding decreased from $88.2 million for the three months ended July 4, 2009 to $71.0 million for the three months ended July 3, 2010, and the average interest rate during the three months ended July 4, 2009 was 2.5% as compared to an average interest rate of 1.3% during the three months ended July 3, 2010.

Interest expense, net, decreased $0.7 million, or 53.8%, from $1.3 million for the six months ended July 4, 2009 to $0.6 million for the six months ended July 3, 2010. The decrease was a result of the reasons discussed above. The average balance of total debt outstanding decreased from $88.3 million for the six months ended July 4, 2009 to $77.0 million for the six months ended July 3, 2010. The average interest rate during the six months ended July 4, 2009 was 2.7% as compared to an average interest rate of 1.3% during the six months ended July 3, 2010.

Income tax expense

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occurred); changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occurred); or impacts from tax law changes (to the extent such changes affect our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occurred). Our effective income tax rate for the three and six-month periods ended July 3, 2010 was 39.5% and 40.1%, respectively, as compared to an effective income tax rate for the three and six-month periods ended July 4, 2009 of 41.9% and 40.8%, respectively.   The lower effective income tax rate in the three and six month periods ending July 3, 2010 was largely from a reduction in taxes on income from foreign operations partially offset by non-deductable expenses in connection with the sale of our common stock by one of our stockholders.

Net income

For the foregoing reasons, our net income increased by $6.4 million, or 87.7%, from $7.3 million for the three months ended July 4, 2009 to $13.7 million for the three months ended July 3, 2010. Our net income increased by $12.5 million, or 94.0%, from $13.3 million for the six months ended July 4, 2009 to $25.8 million for the six months ended July 3, 2010.

Liquidity and Capital Resources

Operating activities. Cash flows provided by operating activities were $7.1 million for the six months ended July 3, 2010 compared to cash flows provided by operating activities of $4.4 million for the six months ended July 4, 2009. This change was primarily driven by increased net income partially offset by changes in working capital.  The increase in accounts receivable was due to higher sales during the quarter, which were somewhat offset by higher cash collections.  The increase in inventory and accounts payable was the result of new product introductions and supply chain management.

Investing activities. Cash flows used in investing activities were $2.9 million for the six months ended July 3, 2010 compared to $1.4 million for the six months ended July 4, 2009.  Cash flows used in investing activities for the six months ended July 3, 2010 and July 4, 2009 were for capital expenditures.  This increase in capital expenditures was primarily due to information technology upgrades, including the implementation of an enterprise resource planning system and our e-commerce website.

Financing activities. Cash flows used in financing activities were $42.9 million for the six months ended July 3, 2010 compared to cash flows provided by financing activities of $0.1 million for the six months ended July 4, 2009. The increase in cash flows used in financing activities was primarily due to the $32.4 million repurchase of our common stock under our stock repurchase plan and the $16.0 million prepayment on our long-term debt.

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

At July 3, 2010 we had $70.7 million outstanding under our term loan, and $0 outstanding under our revolving loan with approximately $49.2 million available for borrowings, after giving effect to $0.8 million of outstanding letters of credit. Principal payments on the term loan are payable in quarterly installments of $0.3 million with all remaining amounts due on the maturity date. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. We were in compliance with all debt covenants at July 3, 2010.

Below is a summary of our actual performance under these financial covenants:

	July 3, 2010 Covenant	January 2, 2010 Covenant

Actual fixed charge coverage ratio 1	1.61 : 1.00	3.16 : 1.00
Minimum ratio required 1	1.25 : 1.00	1.25 : 1.00

Actual fixed charge coverage ratio 2	1.24 : 1.00	N/A
Minimum ratio required 2	0.85 : 1.00	N/A

Actual leverage ratio	0.28 : 1.00	0.00 : 1.00
Maximum ratio permitted	4.00 : 1.00	4.00 : 1.00

Actual consolidated capital expenditures	$2,882	$5,894
Maximum permitted	$14,106	$15,000

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

The following table summarizes our significant contractual obligations and commercial commitments at July 3, 2010 and the future periods in which such obligations are expected to be settled in cash. In addition, the table below reflects the timing of principal and interest payments on outstanding borrowings.

	Balance of
	fiscal	In fiscal	In fiscal	In fiscal	In fiscal
(in millions)	2010	2011	2012	2013	2014	Thereafter	Total

Long-term debt	$0.5	$1.1	$1.1	$1.1	$66.9	$-	$70.7
Interest on long-term debt (1)	0.5	1.0	0.9	0.9	0.4	-	3.7
Obligations under capital lease (2)	0.1	0.1	0.1	-	-	-	0.3
Operating leases (3)	4.1	6.8	5.9	4.3	2.9	4.8	28.8
Total financial obligations	5.2	9.0	8.0	6.3	70.2	4.8	103.5
Other contractual obligations (4)	2.0	3.2	5.2	5.8	8.3	5.0	29.5
Purchase obligations (5)	88.8	20.8	-	-	-	-	109.6
Total financial obligations and commitments	$96.0	$33.0	$13.2	$12.1	$78.5	$9.8	$242.6

(1) The interest rate assumed for the variable portion of long-term debt was the rate in effect at July 3, 2010.
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

In addition to the total contractual obligations and commitments included in the table above, we have pension and post-retirement benefit obligations included in other non-current liabilities of $3.2 million and $0.7 million, respectively at July 3, 2010.

As of July 3, 2010, our total liabilities for unrecognized tax benefits and related interest and penalties amounted to $4.4 million (before federal and, if applicable, state effect). Liabilities for unrecognized tax benefits have not been included in the schedule of cash contractual obligations because we cannot make a reasonable, reliable estimate of the amount and period of related future payments of these liabilities.

Off-Balance Sheet Arrangements. Our most significant off-balance sheet financing arrangements as of July 3, 2010 are non-cancelable operating lease agreements, primarily for our company-operated outlet stores, our company headquarters and our leased distribution centers located in Shannon, Ireland and Fayetteville, North Carolina. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk. We do not believe that we have significant foreign currency transactional exposures. For the three and six-month periods ended July 3, 2010, $9.8 million and $18.1 million, respectively, of our total net sales were in currencies other than the U.S. dollar. During the three and six-month periods ended July 3, 2010, our net sales were favorably impacted by $0.1 million and $1.0 million, respectively, due to fluctuations in foreign currency exchange rates. Most of our purchases are denominated in U.S. dollars. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

Interest Rate Risk. From time to time, we manage our interest rate risk through the use of interest rate swaps. Our existing swap contract matured on December 31, 2009. At July 3, 2010, our debt portfolio was composed of variable-rate debt, with no portion hedged. With respect to our variable-rate debt, a 1% change in interest rates would be immaterial.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of July 3, 2010 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ending July 3, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
We have filed suit against Times Three Clothier, LLC (“Times Three”) in the federal court for the Southern District of New York, seeking a declaratory judgment that our Flexees Fat Free Tank does not infringe U.S. Design Patent No. 606,285 (“the ’285 patent”) and/or that the ’285 patent is invalid. Times Three has filed a counterclaim for infringement of the ’285 patent and related U.S. Design Patent No. 616,627 (“the ’627 patent”). In response, we have filed a counterclaim seeking a declaration of noninfringement and/or invalidity/unenforceability with respect to the ’627 patent. We believe that the ultimate outcome of this pending lawsuit and claim will not have a material adverse affect on our consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome of this or future litigation, proceedings, investigations, or claims or their effect.

From time to time, we are subject to various claims and legal actions arising from time to time in the ordinary course of business.

Item 1A. Risk Factors
Risks that could have a negative impact on our business, results of operations and financial condition include: our growth cannot be assured and any growth may be unprofitable; potential fluctuations in our results of operations or rate of growth; our dependence on a limited number of customers; we have larger competitors with greater resources; retail trends in the intimate apparel industry, including consolidation and continued growth in the development of private brands, resulting in downward pressure on prices, reduced floor space and other harmful changes; failure to anticipate, identify or promptly react to changing trends, styles, or consumer preferences; our leverage could adversely affect our financial condition; external events may disrupt our supply chain, result in increased cost of goods or an inability to deliver our products; events which result in difficulty in procuring or producing products on a cost-effective basis; disputes with third parties for infringement or misappropriation of their proprietary rights; increases in the prices of raw materials; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; foreign currency exposure; the sufficiency of cash to fund operations and capital expenditures; and the influence of adverse changes in general economic conditions. This list is intended to identify only certain of the principal factors that could have a material and adverse impact on our business, results of operations and financial condition.  A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K, filed with the Securities and Exchange Commission on March 10, 2010.

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

MAIDENFORM BRANDS, INC. (Registrant)

Date: August 11, 2010	By:	/s/ Christopher W. Vieth
Name: Christopher W. Vieth
Title: Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002