Form 10-Q
period 2010-10-02
Maidenform Brands, Inc.
filed 2010-11-10
CIK 1323531

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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
(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                           No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2010
Common Stock, $0.01 par value per share	23,360,588 shares

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	October 2,	January 2,
	2010	2010
Assets
Current assets
Cash and cash equivalents	$51,915	$89,159
Accounts receivable, net	74,319	42,951
Inventories	100,909	77,605
Deferred income taxes	14,790	14,790
Prepaid expenses and other current assets	10,347	7,878
Total current assets	252,280	232,383
Property, plant and equipment, net	23,964	22,228
Goodwill	7,162	7,162
Intangible assets, net	94,131	96,198
Other non-current assets	592	771
Total assets	$378,129	$358,742

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$1,100	$1,100
Accounts payable	56,368	43,473
Accrued expenses and other current liabilities	32,464	28,366
Total current liabilities	89,932	72,939
Long-term debt	69,325	86,150
Deferred income taxes	25,180	22,934
Other non-current liabilities	9,788	9,888
Total liabilities	194,225	191,911

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock - $0.01 par value; 10,000,000 shares authorized
and none issued and outstanding	-	-
Common stock - $0.01 par value; 100,000,000 shares authorized;
24,399,746 shares issued and 22,778,130 outstanding at October 2, 2010
and 23,981,108 shares issued and 23,341,444 outstanding at January 2, 2010	244	240
Additional paid-in capital	75,367	66,574
Retained earnings	141,969	112,419
Accumulated other comprehensive loss	(3,514)	(3,385)
Treasury stock, at cost (1,621,616 shares at October 2, 2010 and
639,664 shares at January 2, 2010)	(30,162)	(9,017)
Total stockholders’ equity	183,904	166,831
Total liabilities and stockholders’ equity	$378,129	$358,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Net sales	$145,769	$128,685	$438,092	$357,123
Cost of sales	92,975	84,050	279,309	234,845
Gross profit	52,794	44,635	158,783	122,278
Selling, general and
administrative expenses	31,620	28,011	94,036	81,944
Operating income	21,174	16,624	64,747	40,334

Interest expense, net	243	494	798	1,794
Income before provision for income taxes	20,931	16,130	63,949	38,540
Income tax expense	8,143	94	25,394	9,233
Net income	$12,788	$16,036	$38,555	$29,307
Basic earnings per common share	$0.57	$0.70	$1.70	$1.29
Diluted earnings per common share	$0.55	$0.67	$1.65	$1.24
Basic weighted average number of shares outstanding	22,606,900	22,861,486	22,723,196	22,640,594
Diluted weighted average number of shares outstanding	23,214,735	23,826,097	23,406,037	23,593,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 2,	October 3,
	2010	2009
Cash flows from operating activities
Net income	$38,555	$29,307
Adjustments to reconcile net income to net cash
from operating activities
Depreciation and amortization	2,624	2,651
Amortization of intangible assets	835	871
Amortization of deferred financing costs	138	138
Stock-based compensation	2,238	1,774
Deferred income taxes	2,361	(3,191)
Excess tax benefits related to stock-based compensation	(7,789)	(2,349)
Bad debt expense	(140)	214
Other non-cash items	1,509	(2,478)
Net changes in operating assets and liabilities
Accounts receivable	(31,274)	(24,599)
Inventories	(23,272)	5,807
Prepaid expenses and other current and
non-current assets	(859)	929
Accounts payable	12,893	2,034
Accrued expenses and other current and
non-current liabilities	5,785	3,962
Income taxes payable	3,784	3,201
Net cash provided by operating activities	7,388	18,271
Cash flows from investing activities
Capital expenditures	(4,560)	(2,692)
Net cash used in investing activities	(4,560)	(2,692)
Cash flows from financing activities
Term loan repayments	(16,825)	(825)
Proceeds from stock options exercised	2,454	1,877
Excess tax benefits related to stock-based compensation	7,789	2,349
Payments of employee withholding taxes related to equity awards	(896)	(162)
Purchase of common stock for treasury	(32,352)	-
Payments of capital lease obligations	(69)	(151)
Net cash (used in) provided by financing activities	(39,899)	3,088
Effects of exchange rate changes on cash	(173)	(17)
Net (decrease) increase in cash	(37,244)	18,650
Cash and cash equivalents
Beginning of period	89,159	43,463
End of period	$51,915	$62,113

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$743	$2,043
Income taxes	$19,123	$11,288

Supplemental schedule of non-cash investing and financing activities
Treasury stock issued related to equity award activity	$12,058	$5,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
Maidenform Brands, Inc. and its subsidiaries (the “Company,” “we,” “us” or “our”) design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels, including department stores and national chain stores, mass merchants (including warehouse clubs), and other (including specialty retailers, off-price retailers, foreign distributors and licensees). In addition, we operated 73 retail outlet stores and four shapewear kiosk and carts as of October 2, 2010 and 76 retail outlet stores as of October 3, 2009, and sell products on our websites.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position at October 2, 2010, the results of our operations for the three and nine-month periods ended October 2, 2010 and October 3, 2009, and cash flows for the nine months ended October 2, 2010 and October 3, 2009. These adjustments consist of normal recurring adjustments. Operating results for the three and nine-month periods ended October 2, 2010 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at January 2, 2010 has been derived from our audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

We consider all highly liquid investments that have original maturities of three months or less to be cash equivalents. Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at fair value because of the short-term maturity of these instruments. The carrying amount of long-term debt at October 2, 2010 and January 2, 2010 approximates fair value as a result of the variable interest rates being accrued and paid on the majority of our debt.

2.           DEBT

	October 2,	January 2,
	2010	2010
Long-term debt
Term loan facility	$70,425	$87,250
Current maturities of long-term debt	1,100	1,100
Non-current portion of long-term debt	$69,325	$86,150

At October 2, 2010, we had $70,425 outstanding under our term loan, and $0 outstanding under our revolving loan with approximately $49,175 available for borrowings, after giving effect to $825 of outstanding letters of credit. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. Principal payments on the term loan are payable in quarterly installments of $275 with all remaining amounts due on the maturity date. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. In addition, subject to specified exceptions and limitations and reinvesting options, partial prepayments of outstanding loans may be required with the proceeds of asset sales, sales of equity and debt securities, and with certain insurance and condemnation proceeds.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

Payments due on long-term debt during each of the five years subsequent to October 2, 2010, are as follows:

Balance of fiscal 2010	$275
In fiscal 2011	1,100
In fiscal 2012	1,100
In fiscal 2013	1,100
In fiscal 2014	66,850
Thereafter	-

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

The components of net periodic benefit cost charged to operations are as follows:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Interest cost	$291	$280	$873	$840
Expected return on plan assets	(345)	(286)	(1,035)	(858)
Amortization of net loss	43	44	129	180
Total	$(11)	$38	$(33)	$162

4.           STOCKHOLDERS’ EQUITY

							Accumulated
	Common		Treasury		Additional		Other	Total
	Stock		Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	$	Shares	$	Capital	Earnings	Loss	Equity

Balance at January 2, 2010	23,981,108	$240	(639,664)	$(9,017)	$66,574	$112,419	$(3,385)	$166,831

Stock-based compensation					2,238			2,238
Purchase of common stock for treasury			(1,593,675)	(32,352)				(32,352)
Equity award activity	418,638	4	611,723	11,207	6,555	(9,005)		8,761
Comprehensive income
Net income						38,555		38,555
Changes during the period							(129)	(129)
Total comprehensive income								38,426

Balance at October 2, 2010	24,399,746	$244	(1,621,616)	$(30,162)	$75,367	$141,969	$(3,514)	$183,904

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

6.           COMPREHENSIVE INCOME

The changes in comprehensive income are as follows:
	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Net income	$12,788	$16,036	$38,555	$29,307
Foreign currency translation adjustments (a)	845	235	(206)	390
Interest rate swap, net of tax (b)	-	65	-	275
Pension related assets or liabilities, net of tax (c)	26	108	77	108
Comprehensive income	$13,659	$16,444	$38,426	$30,080

(a)	No tax benefit has been provided on the foreign currency translation adjustment due to management’s decision to reinvest the earnings of our foreign subsidiaries indefinitely.
(b)
Deferred income tax assets (liabilities) of $0 and ($44) provided for the three-month periods ended October 2, 2010 and October 3, 2009, respectively. Deferred income tax assets (liabilities) of $0 and ($184) provided for the nine-month periods ended October 2, 2010 and October 3, 2009, respectively.

(c)
Deferred income tax assets (liabilities) of $17 and $0 provided for the three-month periods ended October 2, 2010 and October 3, 2009, respectively. Deferred income tax assets (liabilities) of $51 and $0 provided for the nine-month periods ended October 2, 2010 and October 3, 2009, respectively.

7.           INCOME TAXES

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occurred); changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occurred); or impacts from tax law changes (to the extent such changes effect our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occurred). Our effective income tax rate for the three and nine-month periods ended October 2, 2010 was 38.9% and 39.7%, respectively, as compared to an effective income tax rate for the three and nine-month periods ended October 3, 2009 of 0.6% and 24.0%, respectively. The lower effective income tax rate in the three and nine-month periods ended October 3, 2009 was due primarily to a benefit of $6,069 resulting from the resolution of an Internal Revenue Service (“IRS”) audit for the 2005 tax year, which was concluded during 2009. As a result, we adjusted our liabilities for uncertain tax positions under Accounting Standards Codification (“ASC”) 740.10.25 and recognized additional net deferred tax assets, principally in relation to net operating losses.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

8.           SEGMENT INFORMATION

We identified our two reportable segments as ‘‘wholesale’’ and ‘‘retail.’’ Our wholesale sales are to department stores, national chain stores, mass merchants (including warehouse clubs), specialty retailers, off-price retailers, and third party distributors servicing similar customers in foreign countries, while our retail segment reflects our operations from our retail outlet stores, shapewear kiosk and carts, and internet operations. Royalty income is also included in our wholesale segment. Within our reportable segments, wholesale includes corporate-related assets. Each segment’s results include the costs directly related to the segment’s net sales and all other costs allocated based on the relationship to consolidated net sales to support each segment’s net sales. Intersegment sales and transfers are recorded at cost and treated as a transfer of inventory.

Information on segments and reconciliation to income before provision for income taxes, are as follows:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Net sales
Wholesale	$128,610	$111,887	$395,127	$314,953
Retail	17,159	16,798	42,965	42,170
Total	$145,769	$128,685	$438,092	$357,123

Operating income
Wholesale	$18,960	$13,905	$61,962	$37,025
Retail	2,214	2,719	2,785	3,309
Operating income	21,174	16,624	64,747	40,334
Interest expense, net	243	494	798	1,794
Income before provision for income taxes	$20,931	$16,130	$63,949	$38,540

Depreciation and amortization
Wholesale	$939	$876	$2,539	$2,749
Retail	335	244	920	773
Total	$1,274	$1,120	$3,459	$3,522

Net sales by geographic area
United States	$131,793	$118,760	$401,943	$331,699
International (a)	13,976	9,925	36,149	25,424
Total	$145,769	$128,685	$438,092	$357,123

Intercompany sales from wholesale to retail	$4,310	$4,640	$11,714	$11,389

	October 2,	January 2,
	2010	2010
Total assets
Wholesale	$350,035	$333,096
Retail	28,094	25,646
Total	$378,129	$358,742

(a) International net sales are identified as international based on the location of the customer.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

At October 2, 2010 and January 2, 2010, our five largest uncollateralized receivables represented approximately 60% of total accounts receivable.

For the three and nine-month periods ended October 2, 2010 and October 3, 2009, we had two customers, Wal-Mart and Kohl’s, that each accounted for more than 10% of our consolidated net sales.

9.           EARNINGS PER SHARE

The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Net income	$12,788	$16,036	$38,555	$29,307
Weighted average number of common and
common equivalent shares outstanding:
Basic number of common shares
outstanding	22,606,900	22,861,486	22,723,196	22,640,594

Impact of dilutive securities	607,835	964,611	682,841	953,391

Dilutive number of common and common
equivalent shares outstanding	23,214,735	23,826,097	23,406,037	23,593,985

Basic earnings per common share	$0.57	$0.70	$1.70	$1.29
Diluted earnings per common share	$0.55	$0.67	$1.65	$1.24

For the three-month periods ended October 2, 2010 and October 3, 2009, approximately 250 and 506,000 equity awards, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect. For the nine-month periods ended October 2, 2010 and October 3, 2009, approximately 54,000 and 653,000 equity awards, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

10.         COMMITMENTS AND CONTINGENCIES

Purchase commitments

In the normal course of business, we enter into purchase commitments for both finished goods and raw materials. At October 2, 2010, we had purchase commitments of $101,374 and believe that we have adequate reserves for any expected losses arising from all purchase commitments.

Litigation
We have filed suit against Times Three Clothier LLC d/b/a Yummie Tummie (“Times Three”) in U.S. District Court for the Southern District of New York, seeking a declaratory judgment that our Flexees® Fat Free Dressing™ Tank Top does not infringe U.S. Design Patent No. D606,285 (“the ’285 patent”) and/or that the ’285 patent is invalid.  Times Three has filed a counterclaim for infringement of the ’285 patent and related U.S. Design Patents Nos. D616,627, D622,477 and D623,377.  In response, we have filed counterclaims seeking a declaration of noninfringement and/or invalidity/unenforceability with respect to each of these patents.  We believe that the ultimate outcome of this pending lawsuit and claim will not have a material adverse effect on our consolidated financial position or results of operations taken as a whole.  Due to the inherent uncertainty of litigation, however, there can be no assurance of the ultimate outcome of this or future litigations, proceedings, investigations, or claims or their effect.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
(unaudited)

We are a party to various legal actions arising in the ordinary course of business.  Based on information presently available to us, we believe that we have adequate legal defenses, reserves and/or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse effect on our condensed consolidated statements of financial position, results of operations or cash flows.

11.         ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	October 2,	January 2,
	2010	2010

Accrued wages, incentive compensation, payroll taxes and related benefits	$13,266	$11,926
Accrued customs duty	3,954	2,276
Accrued other	15,244	14,164
	$32,464	$28,366

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

Management Overview

We are a global intimate apparel company with a portfolio of established, well-known brands, top-selling products and an iconic heritage.  We design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels, including department stores and national chain stores, mass merchants (including warehouse clubs), other (including specialty retailers, off-price retailers, foreign distributors and licensees), our company-operated outlet stores, shapewear kiosk and carts, and our websites.

We sell our products under some of the most recognized brands in the intimate apparel industry. Our Maidenform®, Control It!®, Flexees®, Lilyette® and Luleh® products and our licensed Donna Karan® and DKNY® products are sold in department stores and national chain stores. Our Bodymates®, Inspirations®, Self Expressions® and Sweet Nothings® products are distributed through mass merchants. These mass merchant brands leverage our product technology, but are separate brands with distinctly different logos. In addition to our owned brands, we also supply private brands to certain department stores and national chain stores and retailers.

Trends in our business

We operate in two segments, wholesale and retail. Our wholesale segment includes both our domestic and international wholesale markets. Our retail segment includes our company-operated outlet stores, shapewear kiosk and carts, and our websites.

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

We believe we are well-positioned to capitalize on or address these trends by, among other things:

•	continuing to launch innovative products;
•	increasing our presence in department stores and national chain stores through the use of Maidenform, Control It!, Flexees, Lilyette and Luleh brands;
•	expanding distribution of our Donna Karan® and DKNY® licensed brands;
•	expanding shapewear awareness;
•	increasing our presence in the mass merchant channel through the use of our Bodymates, Inspirations, Self Expressions and Sweet Nothings brands;
•	expanding our international presence;
•	increasing consumer identification with our brands through further marketing investments;
•	marketing, rather than manufacturing our brands;

•	making selective acquisitions, entering into license agreements, and developing and marketing new products that will complement our existing products or distribution channels; and
•	merchandising, marketing and selling private brand products to selected retailers.

Wholesale segment

The following trends are among the key variables that will affect our wholesale segment:

Department stores and national chain stores. The department stores and national chain stores are where we generally sell the Maidenform, Control It!, Flexees and Lilyette brands. We plan to continue to invest in increasing our net sales with department store customers, which we believe is important to our long-term positioning in the channel.  The rate of our future net sales growth with department stores could be moderated by the reduction in both the number of department store customers and the number of doors (distinct locations operated by a particular retailer) operated by these customers. We have grown our market share significantly in the past several years with national chain stores. We also have customers located outside the United States that purchase our Maidenform, Flexees and Lilyette brands. The majority of these net sales are included in the department stores and national chain stores channel. In 2009, we added new customers, such as Bloomingdale’s and Nordstrom, within this channel as a result of our license agreement for the Donna Karan® and DKNY® brands. This agreement grants us the rights to design, source and market a full collection of Donna Karan® and DKNY® women’s intimate apparel products. Customers for the Donna Karan® and DKNY® brands are located in and outside the United States.

Mass merchants. The mass merchant channel includes both mass merchants and warehouse clubs. We intend to improve our penetration with mass merchants through the use of our Bodymates, Inspirations, Self Expressions and Sweet Nothings brands. We have experienced significant growth in this channel over the past several years and expect to achieve additional growth in the future as we are able to increase both the floor space and number of doors in which our products are sold. We expect that both our net sales to this channel, and our net sales to this channel as a percentage of our total net sales, are likely to increase over time. The volume and mix of net sales of our brands and of private label in the mass merchant channel can vary from period to period based upon strategic changes that our customers may implement from time to time. Net sales to customers in the mass merchant channel that are located outside the United States are included in this channel.

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

Results of Operations

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
OPERATING DATA: (in millions)
Wholesale sales	$128.6	$111.9	$395.1	$314.9
Retail sales	17.2	16.8	43.0	42.2
Net sales	145.8	128.7	438.1	357.1
Cost of sales	93.0	84.0	279.3	234.8
Gross profit	52.8	44.7	158.8	122.3
Selling, general and administrative expenses	31.7	28.1	94.0	82.0
Operating income	$21.1	$16.6	$64.8	$40.3

	As a Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
OPERATING DATA:
Wholesale sales	88.2%	86.9%	90.2%	88.2%
Retail sales	11.8	13.1	9.8	11.8
Net sales	100.0	100.0	100.0	100.0
Cost of sales	63.8	65.3	63.8	65.8
Gross profit	36.2	34.7	36.2	34.2
Selling, general and administrative expenses	21.7	21.8	21.4	22.9
Operating income	14.5%	12.9%	14.8%	11.3%

Our net sales are derived from two segments, wholesale and retail. Our net sales within the wholesale segment are grouped by channel, based upon the brands we sell and the customers to whom we sell, as follows: (1) department stores and national chain stores, (2) mass merchants and (3) other.

Our department stores and national chain stores channel primarily consists of sales of our Maidenform, Control It!, Flexees, Lilyette and Luleh brands on a worldwide basis to customers within this category. Within the mass merchant channel, we sell Bodymates, Inspirations, Self Expressions and Sweet Nothings brands that are primarily dedicated to specific customers. These brands are all sold on a worldwide basis to mass merchants and, to a lesser degree, warehouse clubs. Our remaining sales are grouped within a channel designated as other and include private brand products sold to specialty retailers and all brand sales to off-price retail stores. In addition, we include licensing income as well as sales to foreign distributors in our other channel.

	Three Months Ended				Nine Months Ended
	October 2,	October 3,	$	%	October 2,	October 3,	$	%
	2010	2009 (1)	change	change	2010	2009 (1)	change	change
	(in millions)				(in millions)
Department stores and
national chain stores	$60.2	$55.3	$4.9	8.9%	$183.4	$154.7	$28.7	18.6%
Mass merchants	38.8	33.9	4.9	14.5	127.1	100.0	27.1	27.1
Other	29.6	22.7	6.9	30.4	84.6	60.2	24.4	40.5
Total wholesale	128.6	111.9	16.7	14.9	395.1	314.9	80.2	25.5

Retail	17.2	16.8	0.4	2.4	43.0	42.2	0.8	1.9

Total consolidated net sales	$145.8	$128.7	$17.1	13.3%	$438.1	$357.1	$81.0	22.7%

(1) Prior period amounts in this table have been reclassified to conform to the current year presentation.

In addition, our mix of products sold worldwide between bras, shapewear, and panties for the three and nine-month periods ended October 2, 2010 and October 3, 2009, respectively, is summarized below:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Bras	62%	62%	63%	64%
Shapewear	31	33	32	30
Panties	7	5	5	6
	100%	100%	100%	100%

Net sales

Consolidated net sales increased by $17.1 million, or 13.3%, from $128.7 million for the three months ended October 3, 2009 to $145.8 million for the three months ended October 2, 2010. Consolidated net sales increased by $81.0 million, or 22.7%, from $357.1 million for the nine months ended October 3, 2009 to $438.1 million for the nine months ended October 2, 2010.

Wholesale segment net sales increased by $16.7 million, or 14.9%, from $111.9 million for the three months ended October 3, 2009 to $128.6 million for the three months ended October 2, 2010. Total international net sales, which are included in the wholesale segment, increased by $4.0 million, or 40.4%, from $9.9 million for the three months ended October 3, 2009 to $13.9 million for the three months ended October 2, 2010. International sales benefited from increased sales in Mexico, Canada and Spain. Our department stores and national chain stores channel net sales increased by $4.9 million, or 8.9%, from $55.3 million for the three months ended October 3, 2009 to $60.2 million for the three months ended October 2, 2010. The increase in this channel was due to the solid performance of our bra, shapewear and pants businesses, including new product introductions, and the continued momentum from our licensed brand DKNY®.  Our mass merchant channel net sales increased by $4.9 million, or 14.5%, from $33.9 million for the three months ended October 3, 2009 to $38.8 million for the three months ended October 2, 2010. This increase was primarily a result of sales of shapewear products in the Self Expressions brand which were not in the same period of 2009 and strong sales growth in our Sweet Nothings brand shapewear category.  Partially offsetting these increases was a decline in sales with a warehouse customer resulting from the timing of program deliveries.  Other channel net sales, which include sales to specialty retailers, off-price retailers, foreign distributors and licensing income, increased by $6.9 million, or 30.4%, from $22.7 million for the three months ended October 3, 2009 to $29.6 million for the three months ended October 2, 2010. This increase was due primarily to increased sales to a specialty retailer.

Wholesale segment net sales increased by $80.2 million, or 25.5%, from $314.9 million for the nine months ended October 3, 2009 to $395.1 million for the nine months ended October 2, 2010. Total international net sales increased by $10.7 million, or 42.1%, from $25.4 million for the nine months ended October 3, 2009 to $36.1 million for the nine months ended October 2, 2010, primarily resulting from the reasons mentioned above, in addition to increases in Northern Europe, the Benelux countries and Russia. Our department stores and national chain stores channel net sales increased by $28.7 million, or 18.6%, from $154.7 million for the nine months ended October 3, 2009 to $183.4 million for the nine months ended October 2, 2010. This increase was a result of the solid performance across the shapewear, bra and pants categories, resulting from replenishment orders to support consumer spending and new product introductions, and products sold under our licensed brands DKNY® and Donna Karan®.  Our mass merchant channel net sales increased by $27.1 million, or 27.1%, from $100.0 million for the nine months ended October 3, 2009 to $127.1 million for the nine months ended October 2, 2010. This increase was driven by the ongoing expansion of our Sweet Nothings brand in the shapewear and bra categories, continued sales of shapewear products under our Self Expressions brand which were not in the same period of 2009, and ongoing replenishment of our Inspirations brand.  Other channel net sales increased by $24.4 million, or 40.5%, from $60.2 million for the nine months ended October 3, 2009 to $84.6 million for the nine months ended October 2, 2010. This increase was due primarily from increased program business with off-price retailers and increased sales to a specialty retailer.

Net sales in our retail segment increased by $0.4 million, or 2.4%, from $16.8 million for the three months ended October 3, 2009 to $17.2 million for the three months ended October 2, 2010. Net sales in our retail segment increased by $0.8 million, or 1.9%, from $42.2 million for the nine months ended October 3, 2009 to $43.0 million for the nine months ended October 2, 2010. Same store sales, defined as sales from stores open more than one year, for the three and nine-month periods ended October 2, 2010, increased 2.2% and 2.7%, respectively. Our internet sales increased $0.1 million, or 7.1%, from $1.4 million for the three months ended October 3, 2009 to $1.5 million for the three months ended October 2, 2010. Our internet sales were unchanged at $3.9 million for the nine months ended October 2, 2010 when compared to the same period last year.

Gross profit

Consolidated gross profit increased by $8.1 million, or 18.1%, from $44.7 million for the three months ended October 3, 2009 to $52.8 million for the three months ended October 2, 2010. As a percentage of net sales, consolidated gross margins increased by 150 basis points from 34.7% for the three months ended October 3, 2009 to 36.2% for the three months ended October 2, 2010. Consolidated gross profit increased by $36.5 million, or 29.8%, from $122.3 million during the nine months ended October 3, 2009 to $158.8 million for the nine months ended October 2, 2010. As a percentage of net sales, gross profit increased by 200 basis points from 34.2% for the nine months ended October 3, 2009 to 36.2% for the nine months ended October 2, 2010.

Gross profit as a percentage of net sales for the wholesale segment increased by 190 basis points from 31.0% for the three months ended October 3, 2009 to 32.9% for the three months ended October 2, 2010. This increase was a result of product mix and the benefit from product cost reduction efforts, which were partially offset by customer mix, including a higher percentage of net sales from our lower margin other channel.  Gross profit as a percentage of net sales for the wholesale segment was 31.0% for the nine months ended October 3, 2009 as compared to 33.6% for the nine months ended October 2, 2010. This increase of 260 basis points is mainly a result of the reasons mentioned above.

Gross profit as a percentage of net sales for the retail segment increased by 150 basis points from 59.5% for the three months ended October 3, 2009 to 61.0% for the three months ended October 2, 2010, and increased 210 basis points from 58.8% for the nine months ended October 3, 2009 to 60.9% for the nine months ended October 2, 2010.

Selling, general and administrative expenses (“SG&A”)

Consolidated SG&A increased by $3.6 million, or 12.8%, from $28.1 million for the three months ended October 3, 2009 to $31.7 million for the three months ended October 2, 2010. However, as a percentage of net sales, SG&A decreased from 21.8% for the three months ended October 3, 2009 to 21.7% for the three months ended October 2, 2010.

SG&A for our wholesale segment, which includes corporate-related expenses, increased by $2.6 million, or 12.5%, from $20.8 million for the three months ended October 3, 2009 to $23.4 million for the three months ended October 2, 2010. However, as a percentage of net sales, wholesale segment SG&A decreased from 18.6% for the three months ended October 3, 2009 to 18.2% for the three months ended October 2, 2010. The increase of $2.6 million is primarily a result of increased payroll and related benefits associated with the filling of new positions to support our strategic initiatives, increased marketing expenditures, variable distribution costs, and increased professional fees.  Retail SG&A increased by $1.0 million, or 13.7%, from $7.3 million for the three months ended October 3, 2009 to $8.3 million for the three months ended October 2, 2010.  This increase of $1.0 million is primarily a result of operating expenses for kiosk and cart expenditures and store lease renewals, and support fees associated with our new website.

Consolidated SG&A increased by $12.0 million, or 14.6%, from $82.0 million for the nine months ended October 3, 2009 to $94.0 million for the nine months ended October 2, 2010. However, as a percentage of net sales, SG&A decreased from 22.9% for the nine months ended October 3, 2009 to 21.4% for the nine months ended October 2, 2010.

SG&A for our wholesale segment increased by $10.1 million, or 16.7%, from $60.5 million for the nine months ended October 3, 2009 to $70.6 million for the nine months ended October 2, 2010. However, as a percentage of net sales, wholesale segment SG&A decreased from 19.3% for the nine months ended October 3, 2009 to 17.9% for the nine months ended October 2, 2010. The increase of $10.1 million is a result of the reasons mentioned above along with the impairment of an intangible asset for which we determined had no future benefit, and incentive compensation.  Retail SG&A increased by $1.9 million, or 8.8%, from $21.5 million for the nine months ended October 3, 2009 to $23.4 million for the nine months ended October 2, 2010 resulting from the reasons mentioned above.

Operating income

Our consolidated operating income increased by $4.5 million, or 27.1%, from $16.6 million for the three months ended October 3, 2009 to $21.1 million for the three months ended October 2, 2010. Our consolidated operating income increased by $24.5 million, or 60.8%, from $40.3 million for the nine months ended October 3, 2009 to $64.8 million for the nine months ended October 2, 2010.

For the foregoing reasons, operating income for the wholesale segment increased by $5.0 million, or 36.0%, from $13.9 million for the three months ended October 3, 2009 to $18.9 million for the three months ended October 2, 2010. Operating income for the wholesale segment increased by $25.0 million, or 67.6%, from $37.0 million during the nine months ended October 3, 2009 to $62.0 million during the nine months ended October 2, 2010.

Also, for the reasons discussed above, operating income for the retail segment decreased by $0.5 million, or 18.5%, from $2.7 million for the three months ended October 3, 2009 to $2.2 million for the three months ended October 2, 2010. The retail segment’s operating income decreased $0.5 million, or 15.2%, from $3.3 million during the nine months ended October 3, 2009 to $2.8 million for the nine months ended October 2, 2010.

Interest expense, net

Interest expense, net, decreased by $0.3 million, or 60.0%, from $0.5 million for the three months ended October 3, 2009 to $0.2 million for the three months ended October 2, 2010 reflecting the benefit of lower average debt outstanding and a lower average interest rate for the current quarter when compared to the same period last year. The average balance of total debt outstanding decreased from $87.8 million for the three months ended October 3, 2009 to $70.7 million for the three months ended October 2, 2010, and the average interest rate during the three months ended October 3, 2009 was 2.8% as compared to an average interest rate of 1.3% during the three months ended October 2, 2010.

Interest expense, net, decreased $1.0 million, or 55.6%, from $1.8 million for the nine months ended October 3, 2009 to $0.8 million for the nine months ended October 2, 2010. The decrease was a result of the reasons discussed above. The average balance of total debt outstanding decreased from $88.1 million for the nine months ended October 3, 2009 to $74.9 million for the nine months ended October 2, 2010. The average interest rate during the nine months ended October 3, 2009 was 3.3% as compared to an average interest rate of 1.3% during the nine months ended October 2, 2010.

Income tax expense

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occurred); changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occurred); or impacts from tax law changes (to the extent such changes affect our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occurred). Our effective income tax rate for the three and nine-month periods ended October 2, 2010 was 38.9% and 39.7%, respectively, as compared to an effective income tax rate for the three and nine-month periods ended October 3, 2009 of 0.6% and 24.0%, respectively. The lower effective income tax rate for 2009 was due primarily to the resolution of an Internal Revenue Service (“IRS”) audit for the year 2005, which was concluded during 2009. As a result, we adjusted our liabilities for uncertain tax positions under Accounting Standards Codification (“ASC”) 740.10.25 and recognized additional net deferred tax assets, principally in relation to NOLs. Our effective income tax rate, excluding this non−cash benefit of $6.1 million, for the three and nine-month periods ended October 3, 2009 was 38.2% and 39.7%, respectively.

Net income

For the foregoing reasons, our net income decreased by $3.2 million, or 20.0%, from $16.0 million for the three months ended October 3, 2009 to $12.8 million for the three months ended October 2, 2010. Our net income increased by $9.3 million, or 31.7%, from $29.3 million for the nine months ended October 3, 2009 to $38.6 million for the nine months ended October 2, 2010. Excluding the non-cash benefit mentioned above, net income for the three and nine-month periods ended October 2, 2010 increased $2.9 million, or 29.3% and $15.4 million, or 66.4%, respectively.

Liquidity and Capital Resources

Operating activities. Cash flows provided by operating activities were $7.4 million for the nine months ended October 2, 2010 compared to cash flows provided by operating activities of $18.3 million for the nine months ended October 3, 2009. This change was primarily driven by changes in working capital partially offset by the increase in net income.  The increase in accounts receivable was due to higher sales during the quarter, which were somewhat offset by higher cash collections.  The increase in inventory and accounts payable was the result of investments made to service a higher sales volume and order fulfillment, new product introductions and supply chain management.

Investing activities. Cash flows used in investing activities were $4.6 million for the nine months ended October 2, 2010 compared to $2.7 million for the nine months ended October 3, 2009.  Cash flows used in investing activities for the nine months ended October 2, 2010 and October 3, 2009 were mostly for capital expenditures.  This increase in capital expenditures was primarily due to information technology upgrades, including the implementation of an enterprise resource planning system and our e-commerce website.

Financing activities. Cash flows used in financing activities were $39.9 million for the nine months ended October 2, 2010 compared to cash flows provided by financing activities of $3.1 million for the nine months ended October 3, 2009. The increase in cash flows used in financing activities was primarily due to the $32.4 million repurchase of our common stock under our stock repurchase plan and the $16.0 million prepayment on our long-term debt.

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

At October 2, 2010, we had $70.4 million outstanding under our term loan, and $0 outstanding under our revolving loan with approximately $49.2 million available for borrowings, after giving effect to $0.8 million of outstanding letters of credit. Principal payments on the term loan are payable in quarterly installments of $0.3 million with all remaining amounts due on the maturity date. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. We were in compliance with all debt covenants at October 2, 2010.

Below is a summary of our actual performance under these financial covenants:

	October 2, 2010 Covenant	January 2, 2010 Covenant

Actual fixed charge coverage ratio 1	1.87 : 1.00	3.16 : 1.00
Minimum ratio required 1	1.25 : 1.00	1.25 : 1.00

Actual fixed charge coverage ratio 2	1.44 : 1.00	N/A
Minimum ratio required 2	0.85 : 1.00	N/A

Actual leverage ratio (a)	0.22 : 1.00	0.00 : 1.00
Maximum ratio permitted	4.00 : 1.00	4.00 : 1.00

Actual consolidated capital expenditures	$4,560	$5,894
Maximum permitted	$14,106	$15,000

(a) Leverage ratio computed as the ratio of total net debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges

The global economic downturn and the continued volatility in the financial markets could have a material adverse effect on our business. Further deterioration in the financial markets could lead to business disruptions for certain of our suppliers, contract manufacturers or trade customers and consequently, could disrupt our business. However, we believe that our existing cash balances and available borrowings under our revolving loan, along with our future cash flow from operations, will enable us to meet our liquidity needs and capital expenditure requirements for the foreseeable future.

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

The following table summarizes our significant contractual obligations and commercial commitments at October 2, 2010 and the future periods in which such obligations are expected to be settled in cash. In addition, the table below reflects the timing of principal and interest payments on outstanding borrowings.

	Balance of
	fiscal	In fiscal	In fiscal	In fiscal	In fiscal
(in millions)	2010	2011	2012	2013	2014	Thereafter	Total

Long-term debt	$0.2	$1.1	$1.1	$1.1	$66.9	$-	$70.4
Interest on long-term debt (1)	0.2	0.9	0.9	0.9	0.3	-	3.2
Obligations under capital lease (2)	0.1	0.1	0.1	-	-	-	0.3
Operating leases (3)	2.1	6.8	5.9	4.3	2.9	4.8	26.8
Total financial obligations	2.6	8.9	8.0	6.3	70.1	4.8	100.7
Other contractual obligations (4)	1.4	3.2	5.2	5.8	8.3	5.0	28.9
Purchase obligations (5)	45.4	56.0	-	-	-	-	101.4
Total financial obligations and commitments	$49.4	$68.1	$13.2	$12.1	$78.4	$9.8	$231.0

(1) The interest rate assumed for the variable portion of long-term debt was the rate in effect at October 2, 2010.
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

In addition to the total contractual obligations and commitments included in the table above, we have pension and post-retirement benefit obligations included in other non-current liabilities of $3.1 million and $0.7 million, respectively, at October 2, 2010.

As of October 2, 2010, our total liabilities for unrecognized tax benefits and related interest and penalties amounted to $4.3 million (before federal and, if applicable, state effect). Liabilities for unrecognized tax benefits have not been included in the schedule of cash contractual obligations because we cannot make a reasonable, reliable estimate of the amount and period of related future payments of these liabilities.

Off-Balance Sheet Arrangements. Our most significant off-balance sheet financing arrangements as of October 2, 2010 are non-cancelable operating lease agreements, primarily for our company-operated outlet stores, our company headquarters and our leased distribution centers located in Shannon, Ireland and Fayetteville, North Carolina. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk. We do not believe that we have significant foreign currency transactional exposures. For the three and nine-month periods ended October 2, 2010, $9.8 million and $25.7 million, respectively, of our total net sales were in currencies other than the U.S. dollar. During the three-month period ended October 2, 2010, our net sales were unfavorably impacted by $0.3 million due to fluctuations in foreign currency exchange rates. During the nine-month period ended October 2, 2010, our net sales were favorably impacted by $0.5 million due to fluctuations in foreign currency exchange rates. Most of our purchases are denominated in U.S. dollars. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

Interest Rate Risk. From time to time, we manage our interest rate risk through the use of interest rate swaps. Our existing swap contract matured on December 31, 2009. At October 2, 2010, our debt portfolio was composed of variable-rate debt, with no portion hedged. With respect to our variable-rate debt, a 1% change in interest rates would be immaterial.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of October 2, 2010 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ending October 2, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
We have filed suit against Times Three Clothier LLC d/b/a Yummie Tummie (“Times Three”) in U.S. District Court for the Southern District of New York, seeking a declaratory judgment that our Flexees® Fat Free Dressing™ Tank Top does not infringe U.S. Design Patent No. D606,285 (“the ’285 patent”) and/or that the ’285 patent is invalid. Times Three has filed a counterclaim for infringement of the ’285 patent and related U.S. Design Patents Nos. D616,627, D622,477 and D623,377.  In response, we have filed counterclaims seeking a declaration of noninfringement and/or invalidity/unenforceability with respect to each of these patents.  We believe that the ultimate outcome of this pending lawsuit and claim will not have a material adverse effect on our consolidated financial position or results of operations taken as a whole.  Due to the inherent uncertainty of litigation, however, there can be no assurance of the ultimate outcome of this or future litigations, proceedings, investigations, or claims or their effect.

From time to time, we are subject to various claims and legal actions arising in the ordinary course of business.

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

MAIDENFORM BRANDS, INC. (Registrant)

Date: November 10, 2010	By:	/s/ Christopher W. Vieth
Name: Christopher W. Vieth
Title: Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002