Form 10-K
period 2011-01-01
Maidenform Brands, Inc.
filed 2011-03-07
CIK 1323531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended January 1, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☒

         As of February 25, 2011, there were 23,374,749 shares of the registrant's common stock, par value $0.01 per share, outstanding.

         The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of July 2, 2010 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $403.6 million computed by reference to the closing price on the New York Stock Exchange on that date. All executive officers, directors and holders of 10% or more of the outstanding common stock of the registrant on that date have been deemed, solely for the purposes of the foregoing calculation, to be "affiliates" of the registrant. The registrant had 23,053,403 shares of common stock, 3,045,498 of which were held by affiliates, outstanding on that date.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

MAIDENFORM BRANDS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 1, 2011

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

i    I    Maidenform Brands, Inc.

Part I

ITEM 1. BUSINESS

Throughout this Annual Report on Form 10-K, we refer to various trademarks, service marks and trade names that we use in our business. Maidenform®, Bodymates®, Control It!®, Custom Lift®, Fat Free Dressing®, Flexees®, Inspirations®, Lilyette®, Luleh®, Maidenform's Charmed®, Self Expressions® and Sweet Nothings® are some of our registered trademarks. We also have a number of other registered service marks, trademarks, service mark applications and trademark applications related to our products that we refer to throughout this Annual Report on Form 10-K. This Annual Report on Form 10-K also contains trademarks and service marks of other organizations and entities which are the property of their respective holders.

OVERVIEW

Our company, Maidenform Brands, Inc., is a global intimate apparel company with a portfolio of established, well-known brands, top-selling products and an iconic heritage. We design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell our products through multiple distribution channels, including department stores and national chain stores, mass merchants (including warehouse clubs), other (including specialty retailers, off-price retailers, foreign distributors and licensees), our company-operated outlet stores, kiosks and carts, and our websites. During 2010, approximately 42% of our net sales were to department stores and national chain stores, 28% were to mass merchants, 20% were to other retail channels, and 10% were through our company-operated outlet stores, kiosks and carts and websites. During our 88-year history, we believe we have built strong equity for our brands and established a platform for growth through a combination of innovative, first-to-market designs and creative advertising campaigns focused on increasing brand awareness with generations of women.

Throughout the last six years, we have increased our net sales and profitability by introducing innovative new products, marketing our brands, and expanding our multi-brand, multi-channel distribution model. As a result of these efforts, our net sales have grown from $382.2 million in 2005 to $556.7 million in 2010, representing a compound annual growth rate of 7.8%.

PRODUCTS AND BRANDS

We sell a broad range of intimate apparel products including bras, panties and shapewear under the following brands:

Maidenform

We sell a collection of bras, panties and shapewear under the Maidenform brand primarily at department stores, national chain stores and our company-operated outlet stores and websites. Maidenform bras are best described as "everyday comfort" bras with excellent fit, feminine styling and consumer-friendly technology, offering women the perfect combination of style and function. The target consumer for Maidenform branded products are women between the ages of 25 and 65 with a career or active lifestyle, a sense of style, and an appreciation of how a comfortable, fit-flexible bra can improve the way they look in clothes.

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

2010 Form 10-K    I    1

Lilyette

Lilyette is a collection of bras for the full-figured woman sold primarily in department stores and national chains and our company-operated outlet stores and websites. Lilyette bras are targeted at full-figured women between the ages of 25 and 65, and are typically offered in cup sizes of C and larger.

Other brands

  •
  Bodymates: A collection of bras and panties sold at Costco stores.

  •
  Control It!: A collection of shapewear broadly sold across all channels of distribution.

  •
  Inspirations: A collection of bras and shapewear sold at Kmart stores.

  •
  Luleh: A collection of shapewear sold at Macy's in the United States and internationally in the United Kingdom, Benelux and Germany.

  •
  Self Expressions: A collection of bras, panties and shapewear sold at Target stores in the United States and internationally at Carrefour stores in Belgium, Kaufland stores and Globus stores in Germany.

  •
  Sweet Nothings: A collection of bras and shapewear sold at Wal-Mart stores, including stores in the United States, Canada, Puerto Rico and Mexico. We expect to ship to stores in Chile in the first quarter of 2011 for May 2011 retail sales.

  •
  Maidenform's Charmed: A new collection of bras and panties targeting junior consumers between the ages of 16 and 22. Maidenform's Charmed is expected to launch globally in certain department stores and national chain stores in the second and third quarters of 2011 and will also be sold in our company-operated outlet stores and websites.

  •
  Private label: We use our design and sourcing expertise to produce private label bras and shapewear for certain customers that may not carry our branded products.

DISTRIBUTION CHANNELS

Our diversified brand and product portfolio allows us to target a variety of channels and price points without causing channel conflict. We operate in two segments, wholesale and retail. Our wholesale segment includes domestic wholesale distribution, international distribution and licensing. Our retail segment includes our company-operated outlet stores, kiosks and carts, and our websites. In 2010, we derived approximately 90% of our net sales from our wholesale segment and approximately 10% of our net sales from our retail segment. See Note 17, "Segment Information," to the audited consolidated financial statements for financial information related to these segments, as well as financial information by geographic area.

Our mix of products sold worldwide is summarized below:

	2010	2009	2008(1)
Bras	61%	63%	60%
Shapewear	33	31	32
Panties	6	6	8

	100%	100%	100%

(1)
Prior period amounts in this table have been reclassified to conform to the current year presentation.

Domestic wholesale distribution

We enjoy longstanding relationships with industry-leading customers in our wholesale channel. Our major wholesale customers include Belk, Costco, JCPenney, Kohl's, Macy's, Marmaxx, Target and Wal-Mart. In 2010, net sales from our ten largest customers

2    I    Maidenform Brands, Inc.

totaled $396.0 million, or 71.1% of total net sales, and 79.2% of our total wholesale net sales. Wal-Mart and Kohl's each accounted for more than 10% of our net sales in 2010 and 2009. Kohl's, Wal-Mart and Macy's each accounted for more than 10% of our net sales in 2008.

Department stores and national chain stores.    The department stores and national chain stores are where we generally sell the Maidenform, Control It!, Flexees, Lilyette and Luleh brands. We plan to continue to invest in increasing our net sales with department store customers, which we believe is important to our long-term positioning in the channel. There has been a growing trend toward consolidation of department stores. We expect the rate of our future net sales growth with department stores to be moderated by the reduction in both the number of department store customers and the number of doors (distinct locations operated by a particular retailer) operated by these customers. We have customers located outside the United States that purchase our Maidenform, Control It!, Flexees, Lilyette and Luleh brands. The majority of these net sales to these customers are included in the department stores and national chain stores channel. We also sell the Donna Karan and DKNY brands in this channel, domestically and internationally, as a result of our license agreement with Donna Karan International. This agreement grants us the rights to design, source and market a full collection of Donna Karan and DKNY women's intimate apparel products.

Mass merchants.    The mass merchant channel includes both mass merchants and warehouse clubs. We intend to improve our penetration in this channel through the use of Bodymates, Inspirations, Self Expressions and Sweet Nothings. We have experienced meaningful growth in this channel over the past several years and expect to achieve meaningful growth in the future as we are able to increase both the floor space and number of doors in which our products are sold, both domestically and internationally. We expect that both our net sales to this channel and our net sales to this channel as a percentage of our total net sales are likely to increase over time. The volume and mix of net sales of our brands in the mass merchant channel can vary from period to period based upon strategic changes that our customers may implement from time to time. Net sales to customers in the mass merchant channel that are located outside the United States are included in this channel.

Other.    Net sales from this channel include sales to specialty retailers, off-price retailers, foreign distributors and royalty income from licensees. We participate in private brands in the specialty retailer area as opportunities present themselves and we continually evaluate this channel for opportunities.

We will selectively target strategic acquisitions, licensing opportunities or brand start-ups to grow our consumer base and would utilize the acquired companies and licenses to complement our current products, channels and geographic scope. We believe that acquisitions and licenses can enhance our product offerings to retailers and provide growth opportunities. We believe we can leverage our core competencies such as product development, brand management, logistics and marketing to create significant value from the acquired businesses and licenses, as we did with the intimate apparel license agreement for the Donna Karan and DKNY brands.

We also generate net sales from licensing our brand names to qualified partners for natural line extensions in the intimate apparel market such as girls bras, swimwear and bra accessories. Licensing royalties account for less than 1% of our total net sales. Our licensed products are sold at department stores, national chains and mass merchants, at our company-operated outlet stores and through our websites. We believe that we can potentially expand our licensing activities beyond our current offerings.

Domestic retail distribution

Company-operated outlet stores.    We currently operate 73 outlet stores and eight kiosks and carts through which we primarily sell our branded products. In addition, we sell products such as sleepwear, bra accessories and girls bras under the Maidenform label which we purchase from our licensees and other third-party vendors. We regularly review our real-estate portfolio in order to optimize our store base. Our company-operated outlet stores reduce our dependence on off-price retailers, and increase brand awareness through direct-to-consumer sales of our products. Our retail stores also provide us with a unique opportunity to test consumer response to new products in an environment entirely within our control. Our company-operated outlet stores and kiosks and carts have an average footprint size of approximately 2,400 and 135 square feet, respectively.

2010 Form 10-K    I    3

The following table highlights the number of outlet stores opened and closed since the beginning of 2008:

	2010	2009	2008
Beginning fiscal year	73	78	78
Open	2	1	5
Closed	(2)	(6)	(5)

Ending fiscal year	73	73	78

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

MARKETING

Our marketing team operates as a shared resource across channels to maximize productivity and creativity. We focus our advertising and promotional spending on brand and/or product specific advertising, primarily through point-of-sale product displays, visuals and individual in-store promotions. We also spend a significant portion of our advertising budget on cooperative advertising, which is our contribution to retailer-produced advertising. In all of our advertising, we strive to present a consistent image of the Maidenform brand. We place significant marketing emphasis on the Maidenform brand, and believe that development of the Maidenform brand has additional positive effects on our other brands, including, but not limited to, Bodymates, Control It!, Flexees, Inspirations, Luleh, Self Expressions and Sweet Nothings.

4    I    Maidenform Brands, Inc.

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

GLOBAL SOURCING NETWORK

Our products are comprised of raw materials which consist principally of synthetic and cotton-synthetic blends of fabrics and yarns. Raw materials are generally available from multiple sources. Historically, neither we, nor, to our knowledge, any of our third-party contractors, have experienced any significant shortage of raw materials.

Substantially all of our products sold in North America and Europe are imported and are subject to various customs laws. See "Government Regulation". We seek to maintain a balanced portfolio of sourcing countries and factories worldwide to ensure continuity in supply of product.

All of our products are produced by third-party suppliers. Sourcing from third-party manufacturers allows us to maximize production flexibility while avoiding significant capital expenditures, work-in-process inventory buildups and the costs of managing a large production work force. We have significant experience in sourcing products from the Asia-Pacific region, with expertise that includes the ability to evaluate vendors, familiarity with foreign supply sources, and experience with sourcing logistics particular to the Asia-Pacific region. We regularly inspect products manufactured by our suppliers to ensure that they meet our quality and production standards.

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

Our sourcing network consists of approximately 36 vendors located in approximately 10 countries. We believe that our sourcing arrangements are sufficient to meet our current operating requirements and provide capacity for growth.

2010 Form 10-K    I    5

DISTRIBUTION

We distribute a substantial portion of our products through owned and leased facilities. Our principal distribution facilities are located in Fayetteville, North Carolina and Shannon, Ireland. See Item 2, "Properties", below. We also distribute products through a third-party distribution facility located in Mexico.

ENVIRONMENTAL MATTERS

We are subject to various international, federal, state and local laws and regulations that govern activities, operations and products that may have adverse environmental, health and safety effects. Noncompliance with these laws and regulations can result in significant liabilities, penalties and costs. Compliance with environmental laws and regulations historically has not had a material impact on our operations, and we are not aware of any proposed regulations that could trigger significant costs or capital expenditures in order to comply. There can be no assurance, however, that future compliance with such laws and regulations will not have a material adverse effect on our operations. While we believe that we do not face any environmental issues that would have a material adverse impact on our financial position, operations or results of operations, current environmental requirements may change or become more stringent, unforeseen environmental incidents may occur, or environmental conditions may be discovered on our properties or in connection with our operations, any of which could have a material adverse effect on our financial position, operations or results of operations.

TRADEMARKS, COPYRIGHTS, LICENSING AGREEMENTS AND PATENTS

We own a portfolio of highly recognized trademarks and trade names, including Maidenform, Bodymates, Control It!, Flexees, Inspirations, Lilyette, Luleh, Self Expressions and Sweet Nothings. We also own copyrights. These intellectual property rights are important to our marketing efforts. Our owned brands are protected by registration or otherwise in the United States and most other markets where our brands are sold. These intellectual property rights are enforced and protected from time to time by litigation.

Each trademark registration in the United States has a duration of ten years and is subject to an indefinite number of renewals for a like period upon appropriate application. The duration of proprietary rights in trademarks, service marks and trade names in the United States, whether registered or not, is predicated on our continued use. Trademarks registered outside of the United States have a duration of between seven and fourteen years depending upon the jurisdiction and are also generally subject to an indefinite number of renewals for a like period upon appropriate application. We are using all of our material marks. Maidenform, Bodymates, Control It!, Flexees, Inspirations, Lilyette, Luleh, Self Expressions and Sweet Nothings are some of the trademarks that we have registered with the U.S. Patent and Trademark Office and analogous agencies in a number of other markets where our brands are sold. We have renewed the registrations (or applied for variant forms of the registration, where appropriate, to ensure continued protection) of our material registered trademarks. We plan to continue to use all of our material brand names and marks and to renew the registrations of all of our material registered trademarks so long as we continue to use them. We have granted licenses to other parties to manufacture and sell specified products under our trademarks in specified distribution channels and geographic areas. Some of these license agreements contain minimum annual licensing and advertising commitments. Some are for a short term and may not contain specific renewal options. Other than Donna Karan and DKNY, we do not license from third parties any trademarks that are material to our business.

We also rely in part on patents to protect our intellectual property. As of February 15, 2011, we had four issued patents. These issued patents are scheduled to expire between 2024 and 2028. Additionally, we have seven patent applications pending in the United States. Outside the United States we have one issued patent and 15 patent applications pending. We cannot assure you that our pending patent applications, or any future applications will be approved. Further, we cannot assure you that any issued patents will provide us with significant intellectual property protection or competitive advantages, that they will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

6    I    Maidenform Brands, Inc.

GOVERNMENT REGULATION

We are subject to federal, state and local laws and regulations affecting our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and various environmental laws and regulations. Our international businesses are subject to similar regulations in the countries where we operate. We believe that we are in compliance in all material respects with all applicable governmental regulations.

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

EMPLOYEES

As of January 1, 2011, we had approximately 1,175 employees. We consider our relationships with our employees to be satisfactory and have not experienced any significant interruptions of operations due to labor disagreements. Our union employees are represented by Worker's United and Local 153 of OPEIU. Our union contract with Worker's United, which covers approximately 238 employees at our Fayetteville, North Carolina and Iselin, New Jersey locations, expires in 2012. Our union contract with OPEIU, which covers approximately 13 clerical employees at our headquarters in Iselin, New Jersey, expires in 2012.

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

2010 Form 10-K    I    7

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

Our results of operations have fluctuated and may fluctuate on a quarterly basis, which could result in decreases in our stock price. We believe that period to period comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance.

We depend on a limited number of customers for a significant portion of our sales, and our financial success is linked to the success of our customers, our customers' commitment to our products and our ability to satisfy and retain our customers. Some of our customers have experienced financial difficulties during the past several years.

We depend on a limited number of customers for a significant portion of our sales. Net sales from our ten largest customers totaled 71.1%, 70.2% and 67.4% of our total net sales during 2010, 2009 and 2008, respectively. We expect that these customers will continue to represent a significant portion of our net sales in the future. Two customers, Wal-Mart and Kohl's, each accounted for more than 10% of our net sales in 2010 and 2009. Three customers, Kohl's, Wal-Mart and Macy's, each accounted for more than 10% of our net sales in 2008. We do not have long-term contracts with any of our customers, as sales to retailers are generally made on an order-by-order basis. Instead, we rely on long-standing relationships and on our position in the

8    I    Maidenform Brands, Inc.

marketplace. As a result, we face the risk that one or more of our major customers may significantly decrease its or their business with us or terminate its or their relationship with us. Any such decrease or termination of our major customers' business could result in a material decrease in our sales and operating results.

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

2010 Form 10-K    I    9

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

10    I    Maidenform Brands, Inc.

We strive to develop and introduce new product offerings to address changing fashion trends and new markets. In 2010, we introduced a new collection of bras and panties, under our Maidenform's Charmed brand, targeting junior consumers between the ages of 16 to 22. Developing new products is expensive, and new product launches may not be successful. If new products fail to meet expectations, we may decide to discontinue those products, in which case we will lose the investment we made in developing and launching those products.

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

Other parties have asserted in the past, and may assert in the future, claims with respect to trademark, patent, copyright or other intellectual property rights that are important to our business. Other parties might seek to block the use of, or seek monetary damages or other remedies for the prior use of, our trademarks or other intellectual property or the sale of our products as a violation of their trademark, patent or other proprietary rights. Most recently, on March 2, 2010, we filed suit against Times Three Clothier, LLC ("Times Three") in the U.S. District Court for the Southern District of New York, seeking a declaratory judgment that our Flexees® Fat Free Dressing™ Tank Top does not infringe U.S. Design Patent No. D606,285 ("the '285 patent") and/or that the '285 patent is invalid. Times Three has filed a counterclaim for infringement of the '285 patent and related U.S. Design Patents Nos. D616,627, D622,477 and D623,377. In response, we have filed counterclaims seeking a declaration of non-infringement and/or invalidity/unenforceability with respect to each of these patents. We have also filed a motion for summary judgment seeking invalidity/unenforceability with respect to each of these patents. We believe that the ultimate outcome of this pending lawsuit and claim will not have a material adverse effect on our consolidated financial position or results of operations taken as a whole. Due to the inherent uncertainty of litigation, however, there can be no assurance of the ultimate outcome of this or future litigations, proceedings, investigations, or claims or their effect.

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

2010 Form 10-K    I    11

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

Our business depends upon the availability of adequate funding. We have satisfied these needs through debt financing and internally-generated funds. However, due to the current difficulties and disruptions in the financial and credit markets, we may not be able to obtain additional financing, if needed, in amounts or on terms acceptable to us, if at all. If sufficient funds are not available or are not available on terms acceptable to us, our ability to fund our planned expansion, take advantage of markdown acquisition opportunities, develop or enhance our products, or otherwise respond to competitive pressures would be significantly limited. These limitations could materially and adversely affect our business, results of operations and financial condition.

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

12    I    Maidenform Brands, Inc.

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

  •
  increases in oil prices, which would increase the cost of shipping, and raw materials and wages, which would increase our cost of sales;

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

We purchase intimate apparel designed by us from a limited number of third-party manufacturers. In addition, approximately 94% of our total sourcing is concentrated in three foreign countries (China, Indonesia and Thailand). We do not have any material or long-term contracts with any of our suppliers. Furthermore, our finished goods suppliers also purchase the fabrics and accessories used in our products from a limited number of suppliers. The loss of one or more of these vendors could interrupt our supply chain and impact our ability to deliver products to our customers, which would have a material adverse effect on our net sales and profitability.

Increases in the price of raw materials used to manufacture our products could materially increase our costs and decrease our profitability.

The principal fabrics used in our business are made from synthetic and cotton-synthetic blends. The prices for these fabrics depend on the market price for the raw materials used to produce them, primarily the chemical components of synthetic fabrics.

2010 Form 10-K    I    13

Currently, the price of cotton is rising which may cause the price of synthetic and cotton-synthetic blends to also rise. There can be no assurance that prices for these and other raw materials will not increase in the near future. These raw materials are subject to price volatility caused by weather, supply conditions, power outages, government regulations, economic climate and other unpredictable factors. Fluctuations in crude oil or petroleum prices may also influence the prices of related items such as chemicals, dyestuffs, man-made fiber and foam. Any raw material price increase would increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. In addition, if one or more of our competitors is able to reduce its production costs by taking advantage of any reductions in raw material prices or favorable sourcing agreements, we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have a material and adverse effect on our business, results of operations and financial condition.

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

14    I    Maidenform Brands, Inc.

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

2010 Form 10-K    I    15

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

16    I    Maidenform Brands, Inc.

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

We are currently upgrading our technology systems. We may experience difficulties in implementing this new technology. We also cannot assure you that we have sufficient personnel to properly respond to system problems. We internally support and maintain many of our computer systems and networks. Our failure to monitor or maintain these systems and networks or, if necessary, to find a replacement for this technology in a timely and cost-effective manner would have a material adverse effect on our business, financial condition and results of operations.

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

We are a party to contracts with two separate unions. Our contracts with Local 153 of OPEIU and Worker's United both expire in 2012. Our failure or inability to renew either of these contracts could have a material adverse effect on our ability to operate our business and on our results of operations.

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

2010 Form 10-K    I    17

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

18    I    Maidenform Brands, Inc.

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

At January 1, 2011, we had approximately $23.5 million of federal and state net operating loss carryforwards available for future utilization during the years 2011 through 2023. To the extent any sales of common stock by us or certain of our stockholders results in an "ownership change" within the meaning of Section 382 of the Internal Revenue Code ("Section 382"), we may not be able to realize certain of these net operating loss carryforwards existing at the date of such ownership change or the timing of when we can use these net operating loss carryforwards may be modified. For more information regarding these potential income tax benefits and our net operating loss carryforwards, see the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

2010 Form 10-K    I    19

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

20    I    Maidenform Brands, Inc.

The concentrated ownership of our capital stock by insiders may limit your ability to influence corporate matters.

As of February 25, 2011, our executive officers, directors and current 5% or greater stockholders (based upon the most recent filings with the SEC with respect to each such stockholder) together beneficially own approximately 54% of our common stock outstanding. As a result, these stockholders, should they act together, may be able to influence or control matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. These stockholders may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

2010 Form 10-K    I    21

ITEM 2. PROPERTIES

Our corporate headquarters are leased premises of approximately 67,000 square feet located in Iselin, New Jersey. These leases expire in May 2017.

We currently lease our 11,250 square foot New York City showroom, which is located at 200 Madison Avenue. The lease for the showroom expires on June 30, 2016. We also lease space for sourcing offices in Hong Kong, Indonesia and Bangladesh.

The following table sets forth certain information regarding our distribution centers operated by us at January 1, 2011:

Location	Approximate Square Footage	Title
United States
Fayetteville, NC	262,000	Owned
	148,000	Leased(1)
	59,000	Leased(1)
	225,000	Leased(2)
Europe
Shannon, Ireland	21,000	Leased(3)

(1)
Lease expires December 31, 2012

(2)
Lease expires December 31, 2011

(3)
Lease expires May 26, 2016, but may be terminated by us at any time on one year's notice

We currently operate 73 outlet stores and eight kiosks and carts in 27 states and Puerto Rico. All of these store locations are leased with an average remaining lease period of 2.1 years and lease expiration dates ranging from 2011 to 2020.

We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional space will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

On March 2, 2010, we filed suit against Times Three Clothier, LLC ("Times Three") in the U.S. District Court for the Southern District of New York, seeking a declaratory judgment that our Flexees® Fat Free Dressing™ Tank Top does not infringe U.S. Design Patent No. D606,285 ("the '285 patent") and/or that the '285 patent is invalid. Times Three has filed a counterclaim for infringement of the '285 patent and related U.S. Design Patents Nos. D616,627, D622,477 and D623,377. In response, we have filed counterclaims seeking a declaration of non-infringement and/or invalidity/unenforceability with respect to each of these patents. We have also filed a motion for summary judgment seeking invalidity/unenforceability with respect to each of these patents. We believe that the ultimate outcome of this pending lawsuit and claim will not have a material adverse effect on our consolidated financial position or results of operations taken as a whole. Due to the inherent uncertainty of litigation, however, there can be no assurance of the ultimate outcome of this or future litigations, proceedings, investigations, or claims or their effect.

From time to time, we are subject to various claims and legal actions arising from time to time in the ordinary course of business.

ITEM 4. (REMOVED AND RESERVED)

22    I    Maidenform Brands, Inc.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY
SECURITIES

Price range and number of holders

Our common stock is traded on the New York Stock Exchange under the symbol MFB. The last reported sales price per share of our common stock on February 25, 2011 was $26.76, and on that date there were 89 holders of record of our common stock.

The following table sets forth for the period indicated the high and low sales price per share of our common stock as reported by the New York Stock Exchange.

	2010
	High	Low
First quarter	$22.33	$14.22
Second quarter	25.44	20.17
Third quarter	29.89	19.29
Fourth quarter	29.01	23.77

	2009
	High	Low
First quarter	$10.87	$7.72
Second quarter	14.05	9.20
Third quarter	16.79	11.07
Fourth quarter	16.80	14.00

2010 Form 10-K    I    23

Stock performance graph

The graph depicted below compares the performance of our common stock with the cumulative total return of the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the Peer Group Index from December 31, 2005, plus reinvested dividends and distributions through January 1, 2011, the last day of our fiscal year.

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

Comparison of Cumulative Total Return

Comparison of Cumulative Five Year Total Return

Notes:

(1)
The graph covers the period from December 31, 2005 to January 1, 2011.

(2)
The graph assumes that $100 was invested at the market close on December 31, 2005 in our common stock, in the S&P 500 Index and the Peer Group Index, and that all dividends were reinvested. No cash dividends have been declared on our common stock.

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

24    I    Maidenform Brands, Inc.

Issuer purchases of equity securities

In February 2010, the Board of Directors increased our stock repurchase program by an additional $37.5 million increasing the amount then available under the plan to $50.0 million. We are authorized to make repurchases from time to time pursuant to existing rules and regulations and other parameters approved by the Board of Directors. On March 16, 2010, we repurchased $32.4 million of common stock at an average price per share of $20.30. During fiscal 2009 no shares were repurchased under this program. The total authorized amount remaining under the $50.0 million stock repurchase program was $17.6 million as of January 1, 2011.

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

Securities authorized for issuance under equity compensation plans

Information regarding our equity compensation plans is hereby incorporated by reference to the table in Item 12 of this Annual Report on Form 10-K.

2010 Form 10-K    I    25

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

The following table sets forth selected financial data as of and for the five fiscal years ended January 1, 2011:

	For the Years Ended(1)
	January 1, 2011	January 2, 2010	January 3, 2009	December 29, 2007	December 30, 2006
	(in thousands, except share and per share amounts)
OPERATING DATA:
Wholesale	$500,353	$410,493	$355,032	$366,121	$360,647
Retail	56,356	55,762	58,510	56,043	56,188

Net sales	556,709	466,255	413,542	422,164	416,835
Cost of sales	356,364	305,272	257,848	256,365	260,083

Gross profit	200,345	160,983	155,694	165,799	156,752
Selling, general and administrative expenses(2)	123,982	107,810	109,781	97,880	101,238

Operating income	76,363	53,173	45,913	67,919	55,514
Interest expense, net(3)	1,054	2,196	4,521	9,029	8,521

Income before income taxes	75,309	50,977	41,392	58,890	46,993
Income tax expense(4)(5)	30,029	13,984	16,672	24,686	19,231

Net income	$45,280	$36,993	$24,720	$34,204	$27,762

EARNINGS PER SHARE DATA(6):
Basic earnings per common share	$1.99	$1.62	$1.10	$1.50	$1.21

Diluted earnings per common share	$1.94	$1.56	$1.05	$1.43	$1.15

Basic weighted average number of shares outstanding	22,737,207	22,781,363	22,402,342	22,815,398	23,024,986

Diluted weighted average number of shares outstanding	23,383,311	23,705,836	23,433,107	23,960,606	24,194,468

	For the Years Ended
	January 1, 2011	January 2, 2010	January 3, 2009	December 29, 2007	December 30, 2006
	(in thousands, except share and per share amounts)
BALANCE SHEET DATA (end of period):
Cash and cash equivalents	$73,221	$89,159	$43,463	$16,602	$14,617
Total assets	353,583	358,742	298,244	279,651	244,853
Total indebtedness, including current maturities	70,150	87,250	88,350	89,725	110,000
Total stockholders' equity	190,662	166,831	119,658	99,617	74,901

(Footnotes appear on the next page)

26    I    Maidenform Brands, Inc.

NOTES TO SELECTED FINANCIAL DATA

(1)
Fiscal years 2010 and 2009 had 52 weeks compared to 53 weeks in fiscal year 2008 and 52 weeks in fiscal years 2007 and 2006. Fiscal 2008 only had four more shipping days than 2010 and 2009 and only three more shipping days than 2007 and 2006 that were immaterial to our wholesale segment results. Therefore, the financial results for these fiscal years are comparable. Our retail segment included one more week in fiscal 2008 compared to fiscal years 2010, 2009, 2007 and 2006 but the effect of this extra week on our retail operations was not material.

(2)
Our pension plan was frozen effective January 1, 2007 for current employee participants and closed to new entrants. In connection with this freeze, we recognized a non-cash curtailment gain of $6.3 million, reflected in selling, general and administrative expenses in 2007.

(3)
Interest expense for 2007 includes charges of $2.4 million for deferred financing fees in connection with the refinancing of our credit facility in that year.

(4)
Income tax expense for the period ended January 2, 2010, includes a benefit of $6.1 million resulting from the resolution of an Internal Revenue Service ("IRS") audit for the 2005 fiscal year, which was concluded during 2009.

(5)
Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its net operating losses ("NOLs") if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the sixty-month period after the ownership change. Our NOLs are subject to Section 382 limitations. At January 1, 2011, we had approximately $23.5 million of federal and state NOLs available for future utilization during the years of 2011 through 2023. During 2010 and 2009, our combined limitation for our NOLs was approximately $5.5 million in each year and we utilized all of them. During 2008, our combined limitation for our NOLs was approximately $11.5 million and we utilized all of them. During 2007, our combined limitation for our NOLs was approximately $11.7 million and we utilized all of them. During 2006, our combined limitation for our NOLs was approximately $12.1 million and we utilized all of them.

(6)
For the calculation of earnings per share, see notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

2010 Form 10-K    I    27

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with our audited consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products, and our future results and is intended to provide the reader of our audited consolidated financial statements with a narrative discussion about our business. This discussion is presented in the following sections:

  •
  Management Overview,

  •
  Results of Operations,

  •
  Liquidity and Capital Resources, and

  •
  Critical Accounting Policies and Estimates.

We based our forward-looking statements on assumptions or estimates that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in Item 1A., "Risk Factors" included elsewhere in this Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

We are a global intimate apparel company with a portfolio of established, well-known brands, top-selling products and an iconic heritage. We design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell our products through multiple distribution channels, including department stores and national chain stores, mass merchants (including warehouse clubs), other (including specialty retailers, off-price retailers, foreign distributors and licensees), our company-operated outlet stores, kiosks and carts, and our websites.

We sell our products under some of the most recognized brands in the intimate apparel industry. Our Maidenform, Control It!, Flexees, Lilyette and Luleh brands are sold in department stores and national chain stores. Our Bodymates, Inspirations, Self Expressions and Sweet Nothings brands are distributed through mass merchants. These mass merchant brands leverage our product technology, but are separate brands with distinctly different logos. In addition to our owned brands, we also supply private brands to certain retailers. We also sell the Donna Karan and DKNY licensed brands in this channel, domestically and internationally, as a result of our license agreement. This agreement grants us the rights to design, source and market a full collection of Donna Karan and DKNY women's intimate apparel products.

Trends in our business

We operate in two segments, wholesale and retail. Our wholesale segment includes both our domestic and international wholesale markets. Our retail segment includes our company-operated outlet stores, kiosks and carts, and our websites.

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

  •
  continuing to launch innovative products and new brands, including Maidenform's Charmed;

  •
  increasing our presence in department stores and national chain stores through the use of Maidenform, Control It!, Flexees, Lilyette and Luleh brands;

28    I    Maidenform Brands, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  •
  expanding distribution of our Donna Karan and DKNY licensed brands;

  •
  expanding shapewear awareness;

  •
  increasing our presence in the mass merchant channel through the use of Bodymates, Inspirations, Self Expressions and Sweet Nothings brands;

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

Wholesale segment

Department stores and national chain stores.    The department stores and national chain stores are where we generally sell the Maidenform, Control It!, Flexees, Lilyette and Luleh brands. We plan to continue to invest in increasing our net sales with department store customers, which we believe is important to our long-term positioning in the channel. There has been a trend toward consolidation of department stores. We expect the rate of our future net sales growth with department stores to be moderated by the reduction in both the number of department store customers and the number of doors (distinct locations operated by a particular retailer) operated by these customers. We have grown our market share meaningfully in the past several years with national chain stores. We have customers located outside the United States that purchase our Maidenform, Control It!, Flexees, Lilyette and Luleh brands. The majority of these net sales are included in the department stores and national chain stores channel. We also sell the Donna Karan and DKNY brands in this channel, domestically and internationally, as a result of our license agreement. This agreement grants us the rights to design, source and market a full collection of Donna Karan and DKNY women's intimate apparel products.

Mass merchants.    The mass merchant channel includes both mass merchants and warehouse clubs. We intend to improve our penetration with mass merchants through the use of our brands Bodymates, Inspirations, Self Expressions and Sweet Nothings. We have experienced meaningful growth in this channel over the past several years and expect to achieve meaningful growth in the future as we are able to increase both the floor space and number of doors in which our products are sold, both domestically and internationally. We expect that both our net sales to this channel and our net sales to this channel as a percentage of our total net sales are likely to increase over time. The volume and mix of net sales of our brands in the mass merchant channel can vary from period to period based upon strategic changes that our customers may implement from time to time. Net sales to customers in the mass channel that are located outside the United States are included in this channel.

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

2010 Form 10-K    I    29

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We selectively target strategic acquisitions, licensing opportunities or brand start-ups to grow our consumer base and would utilize any acquired companies and licenses to complement our current products, channels and geographic scope. We believe that acquisitions and licenses can enhance our product offerings to retailers and provide growth opportunities. We believe we can leverage our core competencies such as product development, brand management, logistics and marketing to create significant value from the acquired businesses and licenses as we did with the intimate apparel license agreement for the Donna Karan and DKNY brands.

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

Our objectives in our retail segment are to continue to increase the productivity of our portfolio of stores through effective merchandising and focused advertising, as well as selectively closing less productive locations and potentially opening new stores in more productive locations. Even in those situations where we selectively close less productive outlet stores and do not open a new store in that region, we believe those consumers still purchase many of our Maidenform brands from our other outlet stores, our websites or our wholesale segment customers that carry these brands. Our company-operated outlet stores reduce our dependence on off-price retailers and increase brand awareness through direct-to-consumer sale of our products.

Definitions

In reviewing our operating performance, we evaluate both the wholesale and retail segments by focusing on each segment's operating income, cash flows from operations and inventory turns.

Net sales.    Our net sales are derived from two operating segments, wholesale and retail. Net sales from the wholesale segment are recognized when the customer takes possession and are recorded net of cooperative advertising allowances, sales returns, sales discounts, and markdown allowances provided to our customers. Net sales in our retail segment are recognized at the time the customer takes possession of the merchandise at the point-of-sale in our stores and kiosks and carts, and for our internet sales, net sales are recognized when the products are shipped and title passes to the customer.

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

Selling, general and administrative expenses (SG&A).    Our SG&A includes all of our marketing, product development, selling, distribution and general and administrative expenses for both the wholesale and retail segments (which include our retail outlet store payroll and related benefits). General and administrative expenses include management payroll, benefits, travel, information systems, accounting, distribution, rent, insurance and legal costs. Additionally, depreciation related to the shipping function in our

30    I    Maidenform Brands, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

distribution centers and our corporate office assets such as furniture, fixtures, equipment and technology, as well as amortization of intellectual property, are included in SG&A.

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

Net operating loss carryforwards ("NOLs") enable a company to apply NOLs incurred during a current period against a future period's profits in order to reduce cash tax liabilities in those future periods. In periods when a company is generating operating losses, its NOLs will increase. The tax effect of the NOLs is recorded as a deferred tax asset. If the company does not believe that it is "more likely than not" that it will be able to utilize the NOLs, it records a valuation allowance against the deferred tax asset. Additionally, Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the sixty-month period after the ownership change. Our NOLs are subject to Section 382 limitations. At January 1, 2011, we had approximately $23.5 million of federal and state NOLs available for utilization in the years from 2011 through 2023.

2010 Form 10-K    I    31

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

	For the Years Ended
	January 1, 2011	January 2, 2010	January 3, 2009
		(in millions)
OPERATING DATA:
Wholesale sales	$500.3	$410.5	$355.0
Retail sales	56.4	55.8	58.5

Net sales	556.7	466.3	413.5
Cost of sales	356.4	305.3	257.8

Gross profit	200.3	161.0	155.7
Selling, general and administrative expenses	123.9	107.8	109.8

Operating income	$76.4	$53.2	$45.9

	As a Percentage of Net Sales
	For the Years Ended
	January 1, 2011	January 2, 2010	January 3, 2009
OPERATING DATA:
Wholesale sales	89.9%	88.0%	85.9%
Retail sales	10.1	12.0	14.1

Net sales	100.0	100.0	100.0
Cost of sales	64.0	65.5	62.3

Gross profit	36.0	34.5	37.7
Selling, general and administrative expenses	22.3	23.1	26.6

Operating income	13.7%	11.4%	11.1%

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

32    I    Maidenform Brands, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	For the Years Ended
	January 1, 2011	January 2, 2010(1)	$ Change	% Change
		(in millions)
Department stores and national chain stores	$232.5	$197.7	$34.8	17.6%
Mass merchants	158.5	124.8	33.7	27.0
Other	109.3	88.0	21.3	24.2

Total wholesale	500.3	410.5	89.8	21.9

Retail	56.4	55.8	0.6	1.1

Total consolidated net sales	$556.7	$466.3	$90.4	19.4%

(1)
Prior period amounts in this table have been reclassified to conform to the current year presentation.

Fiscal year ended January 1, 2011 compared with fiscal year ended January 2, 2010 (52 weeks in each fiscal year)

Net sales.    Consolidated net sales increased $90.4 million, or 19.4%, from $466.3 million in 2009 to $556.7 million in 2010. Wholesale segment net sales increased by $89.8 million, or 21.9%, from $410.5 million in 2009 to $500.3 million in 2010. Net sales in our retail segment increased by $0.6 million, or 1.1%, from $55.8 million in 2009 to $56.4 million in 2010.

Our department stores and national chain stores channel net sales increased by $34.8 million, or 17.6%, from $197.7 million in 2009 to $232.5 million in 2010. This increase was a result of the solid performance across the shapewear, bra and pants categories, resulting from replenishment orders to support consumer spending and new product introductions, and the continued momentum from products sold under our licensed brands DKNY and Donna Karan. Our mass merchant channel net sales increased by $33.7 million, or 27.0%, from $124.8 million in 2009 to $158.5 million in 2010. This increase was driven by the ongoing expansion of our Sweet Nothings brand, primarily in the shapewear category, continued sales of products under our Self Expressions brand, and ongoing replenishment of our Inspirations brand. Other channel net sales, which includes sales to specialty retailers, off-price retailers, foreign distributors and licensing income, increased by $21.3 million, or 24.2%, from $88.0 million in 2009 to $109.3 million in 2010. This increase was due primarily from increased program business with off-price retailers and increased sales to a specialty retailer. Total international net sales, which are included in the wholesale segment, increased $12.0 million, or 33.6%, from $35.7 million in 2009 to $47.7 million in 2010. This increase is a result of increased sales in all of our major markets, including Northern Europe, Mexico, Spain, Canada and Russia.

Retail segment net sales increased $0.6 million, or 1.1%, from $55.8 million in 2009 to $56.4 million in 2010, with same store sales, defined as stores that have been open for more than one year, increasing 1.5%. Our internet sales were unchanged at $5.1 million for 2010 when compared to 2009.

Gross profit.    Consolidated gross profit increased by $39.3 million, or 24.4%, from $161.0 million in 2009 to $200.3 million in 2010. As a percentage of net sales, gross profit increased by 1.5 percentage points from 34.5% in 2009 to 36.0% in 2010.

Gross profit from our wholesale segment increased by $38.1 million, or 29.7%, from $128.1 million in 2009 to $166.2 million in 2010. As a percentage of net sales, gross profit from our wholesale segment increased by 2.0 percentage points from 31.2% in 2009 to 33.2% in 2010. This increase was a result of improved product mix and the benefit of sourcing and product cost reduction efforts.

2010 Form 10-K    I    33

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross profit from our retail segment increased by $1.2 million, or 3.6%, from $32.9 million in 2009 to $34.1 million in 2010. As a percentage of net sales, gross profit from our retail segment increased by 1.5 percentage points from 59.0% in 2009 to 60.5% in 2010. This increase was largely driven by a change in the overall product mix.

Selling, general and administrative expenses (SG&A).    Our consolidated SG&A increased by $16.1 million, or 14.9%, from $107.8 million in 2009 to $123.9 million in 2010. However, as a percentage of net sales, SG&A decreased by 0.8 percentage points from 23.1% in 2009 to 22.3% in 2010.

Wholesale segment SG&A, which includes corporate-related expenses, increased by $12.8 million, or 16.2%, from $79.2 million in 2009 to $92.0 million in 2010 to support our strategic initiatives and sales growth. However, as a percentage of net sales, wholesale segment SG&A decreased from 19.3% in 2009 to 18.4% in 2010. The increase of $12.8 million is primarily a result of increased payroll and related benefits of $6.8 million for new positions, variable staffing and incentive compensation, increased marketing expenditures of $1.6 million to promote our brands, and increased professional fees of $0.8 million. During the first quarter of 2010, we recognized $1.4 million of expense for the impairment of an intangible asset, which we determined there was no future benefit.

Retail segment SG&A increased by $3.3 million, or 11.5%, from $28.6 million in 2009 to $31.9 million in 2010. As a percentage of net sales, retail segment SG&A increased from 51.3% in 2009 to 56.6% in 2010. This increase of $3.3 million is primarily the result of increased operating expenses, including kiosks and carts expenditures and store lease renewals, and support fees associated with our new website.

Operating income.    Our consolidated operating income increased $23.2 million, or 43.6%, from $53.2 million in 2009 to $76.4 million in 2010. Operating income, as a percentage of net sales, increased from 11.4% in 2009 to 13.7% in 2010.

For the foregoing reasons, operating income for the wholesale segment increased by $25.3 million, or 51.7%, from $48.9 million in 2009 to $74.2 million in 2010. Also, for the reasons discussed above, operating income for the retail segment decreased by $2.1 million, or 48.8%, from $4.3 million in 2009 to $2.2 million in 2010.

Interest expense, net.    Interest expense, net decreased by $1.1 million, or 50.0%, from $2.2 million in 2009 to $1.1 million in 2010 as we benefited primarily from a lower average debt for 2010 when compared to 2009. The average balance of total debt outstanding decreased from $88.0 million in 2009 to $73.8 million in 2010. The average interest rate during 2010 and 2009 was approximately 2.3%.

Income taxes.    Income tax expense increased $16.0 million, or 114.3%, from $14.0 million in 2009 to $30.0 million in 2010. Our effective tax rate increased from 27.4% in 2009 to 39.9% in 2010. The lower effective income tax rate for 2009 was due primarily to the resolution of an Internal Revenue Service ("IRS") audit for the 2005 fiscal year, which was concluded during 2009. As a result, during 2009 we adjusted our liabilities for uncertain tax positions under Accounting Standards Codification ("ASC") 740.10.25 and recognized additional net deferred tax assets, principally in relation to NOLs. Our 2009 effective income tax rate, excluding this non-cash, one-time tax benefit of $6.1 million, was 39.3%.

Net income.    For the foregoing reasons, our net income increased by $8.3 million, or 22.4%, from $37.0 million in 2009 to $45.3 million in 2010. Excluding the one-time tax benefit mentioned above, net income for 2010 increased $14.4 million, or 46.6%.

34    I    Maidenform Brands, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Our department stores and national chain stores channel net sales decreased by $8.0 million, or 3.8%, from $209.7 million in 2008 to $201.7 million in 2009. This decrease reflected the weakness in this channel as a result of the global economic slowdown, along with promotional activities with retail partners to increase inventory productivity and lost sales associated with customer bankruptcies filed in the third quarter of 2008. Partially offsetting this decrease were sales from our licensed brands Donna Karan and DKNY that we launched in the first quarter of 2009 and the continued strength of our shapewear business. Our mass merchant channel net sales increased by $16.0 million, or 14.8%, from $108.2 million in 2008 to $124.2 million in 2009. This increase was driven by the expansion of our Sweet Nothings brand in the bra and shapewear categories and ongoing replenishment of our Inspirations brand, which launched in the second quarter of 2008. Other channel net sales, which include sales to specialty retailers, off-price retailers, foreign distributors and licensing income, increased by $47.5 million, or 128.0%, from $37.1 million in 2008 to $84.6 million in 2009. This increase was due primarily from the introduction of new products and the replenishment of products based on our patent-pending Total Solution technology with a specialty retailer and higher sales to off-price retailers.

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

2010 Form 10-K    I    35

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses (SG&A).    Our consolidated SG&A decreased by $2.0 million, or 1.8%, from $109.8 million in 2008 to $107.8 million in 2009. As a percentage of net sales, SG&A was 26.6% for 2008 and 23.1% for 2009.

Wholesale segment SG&A, which includes corporate-related expenses, decreased by $1.2 million, or 1.5%, from $80.4 million in 2008 to $79.2 million in 2009. As a percentage of net sales, wholesale segment SG&A decreased from 22.6% in 2008 to 19.3% in 2009. The decrease of $1.2 million is a result of lower bad debt expense of $2.4 million associated with customer bankruptcies, which occurred in the third quarter of 2008, decreased foreign currency expense of $1.8 million resulting from the fluctuations in currency exchange rates, lower advertising expense of $1.7 million as we reduced our marketing spend, lower severance of $1.3 million primarily from the workforce reduction in 2008, along with other costs reductions as we continue to manage our expenses. These lower expenses were partially offset by an increase in payroll and related benefits of $5.0 million primarily associated with incentive compensation, and expenses associated with our licensed brands Donna Karan and DKNY, which were launched in early 2009.

Retail segment SG&A decreased by $0.8 million, or 2.7%, from $29.4 million in 2008 to $28.6 million in 2009. However, as a percentage of net sales, retail segment SG&A increased from 50.3% in 2008 to 51.3% in 2009. This decrease of $0.8 million was primarily a result of operating fewer outlet stores when compared to the prior year.

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

Income taxes.    Income tax expense decreased $2.7 million, or 16.2%, from $16.7 million in 2008 to $14.0 million in 2009. Our effective tax rate decreased from 40.3% in 2008 to 27.4% in 2009. The lower effective income tax rate for 2009 was due primarily to the resolution of an IRS audit for the 2005 fiscal year which was concluded during 2009. As a result, we have adjusted our liabilities for uncertain tax positions under ASC 740.10.25 and recognized additional net deferred tax assets, principally in relation to NOLs. Our effective income tax rate, excluding this non-cash, one-time benefit of $6.1 million, was 39.3%. The decrease in the adjusted effective income tax rate when compared to the prior year was a result of reductions in taxes on income from foreign operations.

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

36    I    Maidenform Brands, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We had $73.2 million and $89.2 million in cash and cash equivalents as of January 1, 2011 and January 2, 2010, respectively. We generated positive cash flow from operations of $31.3 million, $45.2 million and $33.0 million in 2010, 2009 and 2008, respectively. In 2010, we continued to control and strengthen our liquidity while managing our balance sheet. Additionally, we elected to make a voluntary prepayment on our long-term debt of $16.0 million and chose to repurchase $32.4 million of our common stock in 2010.

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

In 2011, we expect to spend a total of approximately $8.0 to $9.0 million on capital expenditures, driven by information technology upgrades, including system enhancements specifically related to our corporate, distribution and retail operations.

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

At January 1, 2011, we had $70.2 million outstanding under our Term Loan, and $0 outstanding with approximately $49.2 million available for borrowing under the Revolving Loan, after giving effect to $0.8 million of outstanding letters of credit. Principal payments on the Term Loan are payable in quarterly installments of $0.3 million with all remaining amounts due on the maturity date. We are permitted to voluntarily prepay all or part of the principal balance of the Term Loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. We made $17.1 million of debt repayments during 2010, including a voluntary prepayment of $16.0 million.

At January 1, 2011, borrowings under the Term Loan bear interest, at our option, at the London Interbank Offered Rate ("LIBOR") plus 1.0%, or at the base rate. Borrowings under the Revolving Loan bear interest, at our option, at LIBOR plus 0.75%, or at the base rate. The LIBOR margin and the base rate margin will be determined quarterly based on our leverage ratio for the preceding four fiscal quarters.

The financial covenants for this facility include various restrictions with respect to us and our wholly owned subsidiary Maidenform, Inc., including the transfer of assets or the payment of dividends between Maidenform, Inc. and its subsidiaries and us. At January 1, 2011 and January 2, 2010, Maidenform, Inc. had restricted net assets of approximately $157.7 million, or 82.7% of total net assets and $166.6 million, or 99.9% of total net assets, respectively. See Note 20, "Condensed Financial Information of Parent Company," for additional information regarding restricted net assets. We were in compliance with all debt covenants at January 1, 2011 and January 2, 2010.

2010 Form 10-K    I    37

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Below is a summary of our actual performance under these financial covenants (dollars in thousands):

	January 1, 2011 Covenant	January 2, 2010 Covenant
Actual fixed charge coverage ratio(a)	1.80 : 1.00	3.16 : 1.00
Minimum fixed charge coverage ratio required(a)	1.25 : 1.00	1.25 : 1.00
Actual fixed charge coverage ratio(b)	1.40 : 1.00	N/A
Minimum fixed charge coverage ratio required(b)	0.85 : 1.00	N/A
Actual leverage ratio(c)	0.00 : 1.00	0.00 : 1.00
Maximum leverage ratio permitted(c)	4.00 : 1.00	4.00 : 1.00
Actual consolidated capital expenditures	$6,884	$5,894
Maximum consolidated capital expenditures permitted	$14,106	$15,000

(a)
Coverage ratio computed as the ratio of earnings available for fixed charges to fixed charges. Earnings available for fixed charges consist of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") and certain non-cash charges less capital expenditures. Fixed charges consist of consolidated interest expense, scheduled principal payments on our long-term debt, cash taxes paid and permitted restricted junior payments including certain adjustments allowed under our Credit Facility.

(b)
Coverage ratio computed as the ratio of earnings available for fixed charges to fixed charges. Fixed charges consist of consolidated interest expense, scheduled principal payments on our long-term debt, cash taxes paid and permitted restricted junior payments excluding certain adjustments allowed under our Credit Facility.

(c)
Leverage ratio computed as the ratio of total net debt to consolidated EBITDA and certain non-cash charges. Total net debt is defined as total long-term debt less total cash and cash equivalents.

In February 2010, the Board of Directors increased our stock repurchase program by an additional $37.5 million, increasing the amount then available under the plan to $50.0 million. We are authorized to make repurchases from time to time pursuant to existing rules and regulations and other parameters approved by the Board of Directors. On March 16, 2010, we repurchased $32.4 million of common stock at an average price per share of $20.30. Our Credit Facility was amended to permit the increased stock repurchase, subject to certain restrictions and limitations set forth in the amendment to our Credit Facility. The total authorized amount remaining under the $50.0 million stock repurchase program was $17.6 million as of January 1, 2011. We elected not to repurchase our common stock during 2009 and 2008.

Operating activities.    In 2010, 2009 and 2008, we generated $31.3 million, $45.2 million and $33.0 million, respectively, of cash flow from operations. The decrease in 2010 compared to 2009 was primarily driven by changes in working capital, partially offset by the increase in net income. The increase in inventory was the result of investments made to service a higher sales volume and order fulfillment, new product introductions and supply chain management. The decrease in accounts payable was primarily a result of the timing of inventory receipts and payments.

The cash flow from operations during 2009 was favorably impacted by changes in working capital. This change was primarily driven by the cash provided by operations resulting from changes in working capital. The increase in inventory and accounts payable was a result of several factors including, among other things, new product initiatives, higher sales volume and our desire to increase our inventory levels for higher customer fulfillment of orders and to take advantage of incremental sales opportunities

38    I    Maidenform Brands, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

and meet ongoing sales demand for our products. Accounts receivable increased as a result of higher wholesale net sales and the timing of cash collections.

Investing activities.    Cash flows used in investing activities were $6.9 million in 2010, $4.1 million in 2009 and $3.2 million in 2008. Capital expenditures during 2010 and 2009 related to information technology upgrades, including the implementation of an enterprise resource planning system and the re-launch of our e-commerce website. In addition to capital expenditures, 2009 included the proceeds received from the sale of our previous corporate headquarters. The use of cash for investing activities in 2008 was primarily due to expenditures outfitting our second distribution center, the build-out of the Donna Karan and DKNY showroom and other renovations in our New York City showroom, information technology, and the opening of five new stores.

Financing activities.    Cash flows used in financing activities were $40.3 million in 2010 compared to cash flows provided by financing activities of $4.6 million in 2009 and cash flows used in financing activities of 1.3 million in 2008. The increase in cash flows used in financing activities was primarily due to the $32.4 million repurchase of our common stock under our stock repurchase plan and the $16.0 million prepayment on our long-term debt. During 2010 and 2009, we benefited from increased proceeds and tax benefits related to equity award activity. During 2009 and 2008, we elected not to make any voluntary prepayments on our long-term debt and elected not to repurchase our common stock.

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

The following table summarizes our significant contractual obligations and commercial commitments at January 1, 2011 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional details regarding these obligations are provided in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	In Fiscal
	2011	2012	2013	2014	2015	Thereafter	Total
	(in millions)
Long-term debt	$1.1	$1.1	$1.1	$66.9	$—	$—	$70.2
Interest on long-term debt(1)	0.9	0.9	0.9	0.3	—	—	3.0
Obligations under capital lease(2)	0.3	0.3	0.2	—	—	—	0.8
Operating leases(3)	8.7	7.4	5.1	3.5	2.5	3.1	30.3

Total financial obligations	11.0	9.7	7.3	70.7	2.5	3.1	104.3

Other contractual obligations(4)	4.4	5.2	5.8	8.3	5.1	—	28.8
Purchase obligations(5)	131.7	—	—	—	—	—	131.7

Total financial obligations and commitments	$147.1	$14.9	$13.1	$79.0	$7.6	$3.1	$264.8

(1)
The interest rate assumed was the rate in effect at January 1, 2011.

(2)
Includes amounts classified as interest expense under capital leases.

2010 Form 10-K    I    39

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(3)
The operating leases included in the above table consist of minimum rent payments and does not include contingent rent based upon sales volume, or variable costs such as maintenance, insurance or taxes.

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

As of January 1, 2011, our total liabilities for unrecognized tax benefits and related interest and penalties amounted to $4.0 million (before federal and, if applicable, state effect). Liabilities for unrecognized tax benefits have not been included in the schedule of cash contractual obligations because we cannot make a reasonably reliable estimate of the amount and period of related future payments of these liabilities.

In addition to the total contractual obligations and commitments included in the table above, we have pension and postretirement benefit obligations included in other non-current liabilities, as further described in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We expect to contribute approximately $0.5 million to our pension and postretirement plans during 2011.

Off-balance sheet arrangements.    Our most significant off-balance sheet financing arrangements as of January 1, 2011 are non-cancelable operating lease agreements, primarily for our company-operated outlet stores, our corporate headquarters and our leased distribution centers located in Shannon, Ireland and Fayetteville, North Carolina. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

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

Goodwill and intangible assets.    Goodwill and other intangible assets with indefinite useful lives are evaluated by us for impairment on an annual basis, or more frequently if certain events occur or circumstances exist. We evaluated goodwill and intangible assets during the fourth quarter of 2010 and determined that no impairment exists with no reporting unit at risk. At January 1, 2011, we had zero cumulative impairment losses.

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

Impairment of long-lived assets.    Long-lived assets, primarily property and equipment, and intangible assets with finite lives, are periodically reviewed and evaluated by us when events and circumstances indicate that the carrying amount of these assets may not be recoverable. For long-lived assets, this evaluation is based on the expected future undiscounted operating cash flows of the related assets. Should such evaluation result in us concluding that the carrying amount of long-lived assets has been impaired, an appropriate write-down to their fair value would be recorded. Included in 2010 amortization expense is $1.4 million related to the impairment of an intangible asset during the first quarter, which we determined had no future benefit. At January 1, 2011, we had $1.4 million of cumulative impairment losses.

Revenue recognition.    Net sales from the wholesale segment are recognized when the customer takes possession, at which time title and the risks and rewards of ownership pass to the customer and persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable, and payment is reasonably assured. In the case of sales by our retail operations, net sales are recognized at the time the customer takes possession of the merchandise at the point-of-sale in our stores and kiosks and carts, and for our internet sales, net sales are recognized when the products are received by the customer. Reserves for sales returns, markdown allowances, cooperative advertising, discounts and other customer deductions are provided when sales are recorded or when the commitment is incurred.

Income taxes.    We account for income taxes using the liability method which recognizes the amount of income tax payable or refundable for the current year and recognizes deferred tax liabilities and assets for the future tax consequences of the events that have been recognized in the financial statements or tax returns. For those uncertain tax positions where it is "more likely than

2010 Form 10-K    I    41

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

Benefit plans (including postretirement plans).    The long-term rate of return for our pension plan is established via a building block approach with proper consideration of diversification and rebalancing. Historical markets are studied and long-term historical relationships between equity and fixed-income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital market assumptions are determined. We employ a total return investment approach whereby a mix of equities and fixed-income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The assets of our pension plan are held in pooled-separate accounts and are invested in mutual funds consisting of a diversified blend of equity and fixed income securities. We use this investment approach in order to meet its diversification and asset allocation goals. Furthermore, equity investments are diversified across domestic and foreign stocks, as well as growth, value, and small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies. We expect to contribute approximately $0.4 million to our pension plan in 2011.

At January 1, 2011, we used a discount rate assumption of 5.5% based upon the index fund that closely matches our expected pension benefit payouts. At January 1, 2011, we used a long-term rate of return assumption of 8.5% based on the investment return of our pension plan assets, which are primarily in equity securities.

Effective on January 1, 2007, the Company's pension plan was frozen. See notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The postretirement medical plans are unfunded plans. We expect to contribute to the plans an amount equal to benefit payments to be made in 2011 which are estimated to be $0.1 million. We believe that changes in assumptions related to our postretirement plans would not materially impact our consolidated statements of financial position, results of operations or cash flows.

Recently issued accounting standards

In December 2010, the Financial Accounting Standards Board ("FASB") amended the existing guidance to modify Step 1 of the goodwill impairment test for a reporting unit with a zero or negative carrying amount. We do not expect this to have any impact on our consolidated financial statements.

In February 2010, the FASB issued an amendment to the guidance on subsequent events to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. We will continue to evaluate subsequent events through the date of the issuance of our financial statements, however, consistent with the guidance, this date will no longer

42    I    Maidenform Brands, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

be disclosed. The guidance became effective upon issuance and the adoption had no impact on our consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The adoption of this guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. We have adopted this guidance in the financial statements presented herein, which did not impact our consolidated financial statements.

2010 Form 10-K    I    43

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk.    We do not believe that we have significant foreign currency transactional exposures. Our net sales for the years ended 2010, 2009 and 2008 in currencies other than U.S. dollars were approximately $34.3 million, $29.2 million and $32.8 million, respectively. During 2010, our net sales were favorably impacted by $0.3 million due to fluctuations in foreign currency exchange rates. During 2009, our net sales were unfavorably impacted by $2.1 million due to fluctuations in foreign currency exchange rates. During 2008, our net sales were favorably impacted by $1.5 million due to fluctuations in foreign currency exchange rates. Most of our purchases are denominated in U.S. dollars. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

Interest rate risk.    From time to time, we manage our interest rate risk through the use of interest rate swaps. Our last swap contract matured on December 31, 2009. At January 1, 2011, our debt portfolio was comprised of variable-rate debt, with no portion hedged. We estimate that a 1% change in interest rates would have had a $0.7 million, $0.8 million and $0.6 million impact on our interest expense for 2010, 2009 and 2008, respectively.

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

44    I    Maidenform Brands, Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

2010 Form 10-K    I    45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Maidenform Brands, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Maidenform Brands, Inc. and its subsidiaries at January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
March 7, 2011

46    I    Maidenform Brands, Inc.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	January 1, 2011	January 2, 2010
Assets
Current assets
Cash and cash equivalents	$73,221	$89,159
Accounts receivable, net	41,431	42,951
Inventories	89,340	77,605
Deferred income taxes	14,477	14,790
Prepaid expenses and other current assets	7,659	7,878

Total current assets	226,128	232,383
Property, plant and equipment, net	25,898	22,228
Goodwill	7,162	7,162
Intangible assets, net	93,855	96,198
Other non-current assets	540	771

Total assets	$353,583	$358,742

Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$1,100	$1,100
Accounts payable	30,714	43,473
Accrued expenses and other current liabilities	26,616	28,366

Total current liabilities	58,430	72,939
Long-term debt	69,050	86,150
Deferred income taxes	24,657	22,934
Other non-current liabilities	10,784	9,888

Total liabilities	162,921	191,911

Commitments and contingencies (Note 6 and 13)
Stockholders' equity
Preferred stock—$0.01 par value; 10,000,000 shares authorized and none issued and outstanding	—	—
Common stock—$0.01 par value; 100,000,000 shares authorized; 24,399,746 shares issued and 22,781,740 outstanding at January 1, 2011 and 23,981,108 issued and 23,341,444 outstanding at January 2, 2010	244	240
Additional paid-in capital	76,091	66,574
Retained earnings	148,641	112,419
Accumulated other comprehensive loss	(4,218)	(3,385)
Treasury stock, at cost (1,618,006 shares at January 1, 2011 and 639,664 shares at January 2, 2010)	(30,096)	(9,017)

Total stockholders' equity	190,662	166,831

Total liabilities and stockholders' equity	$353,583	$358,742

The accompanying notes are an integral part of these consolidated financial statements.

2010 Form 10-K    I    47

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	For the Years Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Net sales	$556,709	$466,255	$413,542
Cost of sales	356,364	305,272	257,848

Gross profit	200,345	160,983	155,694
Selling, general and administrative expenses	123,982	107,810	109,781

Operating income	76,363	53,173	45,913
Interest expense, net	1,054	2,196	4,521

Income before provision for income taxes	75,309	50,977	41,392
Income tax expense	30,029	13,984	16,672

Net income	$45,280	$36,993	$24,720

Basic earnings per common share	$1.99	$1.62	$1.10

Diluted earnings per common share	$1.94	$1.56	$1.05

Basic weighted average number of shares outstanding	22,737,207	22,781,363	22,402,342

Diluted weighted average number of shares outstanding	23,383,311	23,705,836	23,433,107

The accompanying notes are an integral part of these consolidated financial statements.

48    I    Maidenform Brands, Inc.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
	Shares	$	Shares	$
Balance at December 29, 2007	23,488,357	$235	(1,131,065)	$(15,935)	$60,919	$53,526	$872	$99,617
Stock-based compensation					1,398			1,398
Equity award activity			138,711	1,953	(1,750)			203
Comprehensive income
Net income						24,720		24,720
Changes during the period (see Note 11)							(6,280)	(6,280)

Total comprehensive income								18,440

Balance at January 3, 2009	23,488,357	235	(992,354)	(13,982)	60,567	78,246	(5,408)	119,658
Stock-based compensation					2,389			2,389
Equity award activity	492,751	5	352,690	4,965	3,618	(2,820)		5,768
Comprehensive income
Net income						36,993		36,993
Changes during the period (see Note 11)							2,023	2,023

Total comprehensive income								39,016

Balance at January 2, 2010	23,981,108	240	(639,664)	(9,017)	66,574	112,419	(3,385)	166,831
Stock-based compensation					3,033			3,033
Purchase of common stock for treasury			(1,593,675)	(32,352)				(32,352)
Equity award activity	418,638	4	615,333	11,273	6,484	(9,058)		8,703
Comprehensive income
Net income						45,280		45,280
Changes during the period (see Note 11)							(833)	(833)

Total comprehensive income								44,447

Balance at January 1, 2011	24,399,746	$244	(1,618,006)	$(30,096)	$76,091	$148,641	$(4,218)	$190,662

The accompanying notes are an integral part of these consolidated financial statements.

2010 Form 10-K    I    49

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Cash flows from operating activities
Net income	$45,280	$36,993	$24,720
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	3,654	3,278	3,612
Amortization of intangible assets	1,111	1,160	1,160
Amortization of deferred financing costs	202	185	189
Stock-based compensation	3,033	2,389	1,398
Deferred income taxes	2,604	(5,615)	3,876
Excess tax benefits related to stock-based compensation	(7,719)	(3,296)	(278)
Bad debt expense	(437)	(134)	2,218
Other non-cash items	1,176	(2,168)	—
Net changes in operating assets and liabilities
Accounts receivable	1,753	(3,700)	4,583
Inventories	(11,769)	(12,410)	4,002
Prepaid expenses and other current and non-current assets	217	(404)	(2,135)
Accounts payable	(12,751)	11,799	(4,355)
Accrued expenses and other current and non-current liabilities	(280)	7,843	(2,731)
Income taxes payable	5,242	9,273	(3,286)

Net cash from operating activities	31,316	45,193	32,973

Cash flows from investing activities
Capital expenditures	(6,884)	(5,894)	(3,197)
Proceeds from sale of assets	—	1,817	—

Net cash from investing activities	(6,884)	(4,077)	(3,197)

Cash flows from financing activities
Term loan repayments	(17,100)	(1,100)	(1,375)
Proceeds from stock options exercised	2,460	2,759	235
Excess tax benefits related to stock-based compensation	7,719	3,296	278
Payments of capital lease obligations	(92)	(193)	(186)
Purchase of common stock for treasury	(32,352)	—	—
Payments of employee withholding taxes related to equity awards	(898)	(204)	(215)

Net cash from financing activities	(40,263)	4,558	(1,263)
Effects of exchange rate changes on cash	(107)	22	(1,652)

Net (decrease) increase in cash	(15,938)	45,696	26,861
Cash and cash equivalents
Beginning of period	89,159	43,463	16,602

End of period	$73,221	$89,159	$43,463

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$988	$2,460	$5,221

Income taxes	$21,965	$12,301	$15,642

Supplemental schedule of non-cash investing and financing activities
Treasury stock issued related to equity award activity	$12,126	$5,156	$2,024

Equipment acquired with capital lease obligations	$603	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

50    I    Maidenform Brands, Inc.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

1. NATURE OF OPERATIONS

Maidenform Brands, Inc. and its subsidiaries (the "Company," "we," "us" or "our") design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels including department stores and national chain stores, mass merchants (including warehouse clubs), and other (including specialty retailers, off-price retailers, foreign distributors and licensees). In addition, we operated 73 retail outlet stores and eight kiosks and carts as of January 1, 2011 and 73 retail outlet stores and one kiosk as of January 2, 2010, and sell products on our websites.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements include the accounts of Maidenform Brands, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The more significant estimates and assumptions are those used in determining accounts receivable and inventory reserves, pension and postretirement liabilities, income taxes, accrued expenses and goodwill and intangible impairment analyses. Actual results could ultimately differ from these estimates.

Fiscal reporting period

We report our annual results of operations based on a fiscal period comprised of 52 or 53 weeks. Our fiscal years 2010, 2009 and 2008 ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively. Unless otherwise stated, references to years in the financial statements refer to fiscal years.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these instruments. The carrying amount of long-term debt at January 1, 2011 and January 2, 2010 approximates fair value as a result of the variable interest rates being accrued and paid on our debt.

Foreign currency translation

The functional currency for our consolidated foreign subsidiaries is the local currency. Assets and liabilities of these subsidiaries are translated at the current exchange rates in effect at the balance sheet dates while net sales and expenses are translated at the average exchange rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. Realized gains and losses from foreign currency transactions are reflected in the consolidated statements of income. Gains and losses on foreign currency transactions amounted to a gain of $238 and $359 for 2010 and 2009, respectively, and a loss of $1,392 for 2008 and are included in selling, general and administrative expenses.

Cash and cash equivalents

All highly liquid investments with original maturities of three months or less are classified as cash.

2010 Form 10-K    I    51

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts receivable

Accounts receivable consists primarily of amounts due from customers. We provide reserves for accounts receivable that may not be realized as a result of uncollectibility, sales returns, markdowns, and other customer allowances. Reserves are determined based on actual commitments, historical experience, credit quality, age of accounts receivable balances, and existing economic conditions. Reserves provided for accounts receivable aggregated $14,981 and $23,320 at January 1, 2011 and January 2, 2010, respectively. We believe these reserves provide reasonable assurance that such balances are reflected at net realizable value.

Inventories

Inventories are stated at the lower of cost or market. The cost of wholesale inventory is based on standard costs, which approximate first-in, first-out (FIFO), while the cost of product acquired from third parties for sale through our retail segment is based on the retail inventory method. Inventories at January 1, 2011 and January 2, 2010 consist of finished goods inventory.

Property, plant and equipment

Property, plant and equipment additions are recorded at cost. Equipment under capital leases and related obligations are recorded at an amount equal to the present value of future minimum lease payments computed on the basis of our incremental borrowing rate or, when known, the interest rate implicit in the lease. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful lives of the respective assets or the life of the lease, which ranges from 1 month to 9 years. Depreciation of equipment under capital leases is computed using the straight-line method based upon the non-cancelable lease term of the applicable lease or the estimated useful life of the assets, whichever is applicable, and is included in depreciation expense. We have capitalized certain costs incurred in connection with the development of internal-use software, including the implementation of an enterprise resource planning system, which are included in construction in progress. The software costs include significant purchases of software and internal and external costs incurred during the application development stages. We also capitalize interest on internal software development projects.

Useful lives for property, plant and equipment are established for each common asset class and are based on our historical experience:

Buildings and building improvements	10-40 years
Machinery and equipment	3-12 years
Furniture, fixtures, equipment and technology	5-12 years
Leasehold improvements	Lesser of initial lease term or estimated useful life

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

52    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and intangible assets

Goodwill and other intangible assets with indefinite useful lives are evaluated by us for impairment on an annual basis, or more frequently if certain events occur or circumstances exist. We evaluated our goodwill and intangible assets during the fourth quarter of 2010 and determined that no impairment exists with no reporting unit at risk. At January 1, 2011, we had zero cumulative impairment losses.

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

Impairment of long-lived assets

Long-lived assets, primarily property and equipment, and intangible assets with finite lives, are periodically reviewed and evaluated by us when events and circumstances indicate that the carrying amount of these assets may not be recoverable. This evaluation is based on the expected future undiscounted operating cash flows of the related assets. Should such evaluation result in us concluding that the carrying amount of long-lived assets has been impaired, an appropriate write-down to their fair value would be recorded. At January 1, 2011, we had $1,432 of cumulative impairment losses related to the impairment of an intangible asset during the first quarter, which we determined had no future benefit.

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

2010 Form 10-K    I    53

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive income

Comprehensive income includes net income and adjustments for foreign currency translation, benefit plan deferrals and unrealized income (loss) on cash flow hedges, when applicable.

Revenue recognition

Net sales from our wholesale operations are recognized when the customer takes possession, at which time title and the risks and rewards of ownership pass to the customer and persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable, and payment is reasonably assured. Reserves for sales returns, markdown allowances, cooperative advertising, discounts and other customer deductions are provided when net sales are recorded or when the commitment is incurred. In the case of sales by our retail operations, net sales are recognized at the time the customer takes possession of the merchandise at the point-of-sale in our stores and kiosks and carts, and for our internet sales, net sales are recognized when the products are received by the customer.

Royalties and license fees

We license certain of our trademarks including Maidenform, Sweet Nothings, Self Expressions and others to qualified companies for use on intimate apparel, sleepwear and other products. These royalties are recorded as earned, based upon the sale of licensed products by our licensees. Royalty income included in net sales amounted to $3,219, $3,242 and $2,754 for 2010, 2009 and 2008, respectively.

Shipping and handling expense

Shipping and handling expenses incurred in connection with our distribution centers include shipping supplies, related labor costs, third-party shipping costs, and certain distribution overhead. Such costs are generally absorbed by us and are included in selling, general and administrative expenses. These costs amounted to $16,022, $13,481 and $13,454 for 2010, 2009 and 2008, respectively.

With respect to the freight component of our shipping and handling costs, most customers arrange for the shipping of our product and pay the related freight costs directly to third-party freight carriers. However, in limited circumstances, we arrange and pay the freight for these customers and bill them for this service and these amounts are immaterial.

Advertising expense

All advertising-related production costs are charged to expense when the advertisement is first shown in media. Production costs included in prepaid expenses and other current assets were $658 and $496 at January 1, 2011 and January 2, 2010, respectively. Advertising expense included in selling, general and administrative expenses is $9,944, $8,457 and $10,153 for 2010, 2009 and 2008, respectively.

Stock-based compensation

We measure and recognize compensation expense for all share-based payment awards made to employees and non-employee directors based on estimated fair values. Compensation expense is recognized using the straight-line method over the vesting periods of the awards.

See Note 10, "Stock-Based Compensation," for additional information regarding our stock-based compensation plans.

54    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For those uncertain tax positions where it is "more likely than not" that a tax benefit will be sustained, we have recorded the tax benefit. For those income tax positions where it is not "more likely than not" that a tax benefit will be sustained, no tax benefit has been recognized. Where applicable, associated interest and penalties are recorded. We routinely evaluate all deferred tax assets to determine the likelihood of their realization and record a valuation allowance if it is "more likely than not" that a deferred tax asset will not be realized. This assessment requires us to consider all available positive and negative evidence to determine whether, based on such evidence, it is "more likely than not" that our net deferred tax assets will be realized in future periods. See Note 12, "Income Taxes," for additional information regarding income taxes.

Treasury Stock

Shares of common stock repurchased by us are recorded as treasury stock at cost. Treasury stock is a reduction of stockholders' equity in the consolidated balance sheets. From time to time, treasury shares may be reissued to satisfy share requirements on our stock incentive plans. When shares are reissued, we use an average cost method for determining cost. The difference between the cost of the shares and the reissuance price is added to or deducted from additional paid-in capital.

Recently issued accounting standards

In December 2010, the Financial Accounting Standards Board ("FASB") amended the existing guidance to modify Step 1 of the goodwill impairment test for a reporting unit with a zero or negative carrying amount. We do not expect this to have any impact on our consolidated financial statements.

In February 2010, the FASB issued an amendment to the guidance on subsequent events to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. We will continue to evaluate subsequent events through the date of the issuance of our financial statements, however, consistent with the guidance, this date will no longer be disclosed. The guidance became effective upon issuance and the adoption had no impact on our consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The adoption of this guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. We have adopted this guidance in the financial statements presented herein, which did not impact our consolidated financial statements.

2010 Form 10-K    I    55

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at January 1, 2011 and January 2, 2010 consist of the following:

	January 1, 2011	January 2, 2010
Land	$550	$550
Buildings and building improvements	6,848	6,839
Machinery and equipment	5,312	5,008
Furniture, fixtures, equipment and technology	16,502	10,847
Construction-in-progress	5,181	5,238
Leasehold improvements	10,521	9,691

	44,914	38,173
Less—accumulated depreciation and amortization	(19,016)	(15,945)

	$25,898	$22,228

Construction-in-progress at January 1, 2011, primarily consisted of costs related to the implementation of an enterprise resource planning system. Construction-in-progress at January 2, 2010, primarily consisted of costs related to the implementation of an enterprise resource planning system and the re-launch of our e-commerce website.

Depreciation and amortization expense included in selling, general and administrative expenses and cost of sales is $3,654, $3,278 and $3,612 for 2010, 2009 and 2008, respectively.

As of January 1, 2011 and January 2, 2010, our assets under capital leases were comprised of office equipment and are set forth in the following table:

	January 1, 2011	January 2, 2010
Machinery and equipment	$470	$470
Furniture, fixtures, equipment and technology	928	325
Less—accumulated depreciation	(543)	(476)

	$855	$319

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Our goodwill and certain trademarks have been deemed to have indefinite lives and are not amortizable. Our licensing agreements and certain trademarks that do not have indefinite lives are being amortized on a straight-line basis over 15 to 25 years.

56    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of our intangible assets by segment at January 1, 2011 consist of the following:

	Wholesale		Retail		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Trademarks	$16,849	$6,390	$1,074	$464	$17,923	$6,854
Royalty licenses	8,318	2,208	—	—	8,318	2,208
Patent	200	—	—	—	200	—

	$25,367	$8,598	$1,074	$464	$26,441	$9,062

Non-amortizing intangible assets
Trademarks	$64,600		$11,876		$76,476

Components of our intangible assets by segment at January 2, 2010 consist of the following:

	Wholesale		Retail		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Trademarks	$16,849	$4,261	$1,074	$384	$17,923	$4,645
Royalty licenses	8,318	1,874	—	—	8,318	1,874

	$25,167	$6,135	$1,074	$384	$26,241	$6,519

Non-amortizing intangible assets
Trademarks	$64,600		$11,876		$76,476

Our non-amortizing intangible assets consist of trademarks for Maidenform and Flexees, as it is expected that these trademarks will contribute to cash flows indefinitely. These trademarks have been in existence for many years and there is no foreseeable limit on the period of time over which they are expected to contribute cash flows. Aggregate amortization expense related to intangible assets was $2,543 for 2010 and $1,160 for 2009 and 2008, respectively. Included in our 2010 amortization expense is $1,432 related to the impairment of an intangible asset during the first quarter, which we determined had no future benefit.

Estimated amortization expense for the next five years beginning with 2011 is as follows:

2011	$1,086
2012	1,086
2013	1,086
2014	1,086
2015	1,086

2010 Form 10-K    I    57

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of our goodwill by segment at January 1, 2011 and January 2, 2010 consist of the following:

	Wholesale	Retail	Total
Goodwill	$6,754	$408	$7,162

5. DEBT

	January 1, 2011	January 2, 2010
Long-term debt
Term loan facility	$70,150	$87,250
Current maturities of long-term debt	1,100	1,100

Non-current portion of long-term debt	$69,050	$86,150

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

The Credit Facility contains affirmative and restrictive covenants, including: (a) maintenance of a minimum fixed charge coverage ratio, (b) maintenance of a maximum leverage ratio, (c) limitations on consolidated capital expenditures, (d) limitations on the incurrence of indebtedness and liens, (e) limitations on investments/acquisitions and (f) restrictions on payments between Maidenform Brands, Inc. and its subsidiaries. Our subsidiaries are restricted from, directly or indirectly, declaring, ordering, paying, making or setting apart any sum for any payment ("Restricted Junior Payments"). Our subsidiaries may, however, make Restricted Junior Payments to us to the extent necessary to permit us to (a) pay taxes and fees required to maintain our existence, (b) pay general administrative costs and expenses, (c) repurchase shares of our capital stock from the employees of our subsidiaries, and (d) repurchase our capital stock. In addition, subject to specified exceptions and limitations and reinvesting options, partial prepayments of outstanding loans may be required with the proceeds of asset sales, sales of equity and debt securities, and with certain insurance and condemnation proceeds. We were in compliance with all of the above covenants at January 1, 2011 and January 2, 2010.

At January 1, 2011, we had $70,150 outstanding under our Term Loan, and $0 outstanding with approximately $49,175 available for borrowings under the Revolving Loan, after giving effect to $825 of outstanding letters of credit. Principal payments on the Term Loan are payable in quarterly installments of $275 with all remaining amounts due on the maturity date. We are permitted to voluntarily prepay all or part of the principal balance of the Term Loan with such payments applied to scheduled principal payments in inverse order of their maturity. During 2010, we made $17,100 of debt repayments which included a voluntary

58    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

prepayment of $16,000. At January 2, 2010, we had $87,250 outstanding under our Term Loan, and $0 outstanding with approximately $48,145 available for borrowings under the Revolving Loan, after giving effect to $1,855 of outstanding letters of credit.

At January 1, 2011 and January 2, 2010, borrowings under the Term Loan bear interest, at our option, at LIBOR plus 1.0%, or at the base rate. Borrowings under the Revolving Loan bear interest, at our option, at LIBOR plus 0.75%, or at the base rate. The LIBOR margin and the base rate margin will be determined quarterly based on our leverage ratio of the preceding four fiscal quarters.

Our highest level of debt outstanding for 2010 and 2009 were $87,250 and $88,350, respectively, at an average interest rate of approximately 2.3%, respectively. For 2010, 2009 and 2008, amortization of financing costs included in interest expense was $202, $185 and $189, respectively.

Payments due on long-term debt during each of the five years subsequent to January 1, 2011, are as follows:

2011	$1,100
2012	1,100
2013	1,100
2014	66,850
2015	—
2016 and thereafter	—

6. LEASES

We lease our warehouses, retail stores, kiosks and carts, a showroom, office facilities and equipment under non-cancelable leases which expire on various dates through 2020. In addition to minimum rentals, certain operating leases provide for annual rent increases for real estate taxes, maintenance and inflation. Several of our operating leases contain renewal options and contingent rental payments based on individual store sales.

Minimum annual lease obligations under non-cancelable leases at January 1, 2011 are as follows:

	Operating Leases	Capital Lease Obligations	Total
2011	$8,742	$313	$9,055
2012	7,447	313	7,760
2013	5,081	202	5,283
2014	3,533	—	3,533
2015	2,470	—	2,470
2016 and thereafter	3,016	—	3,016

Total minimum lease payments	$30,289	828	$31,117

Less amount representing interest		19

Present value of minimum lease payments		809
Current maturities of minimum lease payments		299

Non-current portion of minimum lease payments		$510

2010 Form 10-K    I    59

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total rent expense included in selling, general and administrative expenses under operating leases, exclusive of property taxes and other property related expenses charged to earnings, was $8,917, $7,729 and $7,446 for 2010, 2009 and 2008, respectively.

7. BENEFIT PLANS

We sponsor the Maidenform, Inc. Savings Plan (the "401(k) Plan"), which operates pursuant to Section 401(k) of the Internal Revenue Code and covers substantially all eligible employees not covered by the multiemployer union pension plan described above. Effective April 1, 2009, the 401(k) Plan was amended to reflect a change in the employer's matching contribution. We will make a qualified matching contribution in an amount equal to 50% of the participant's contribution not to exceed 4% of the participant's pre-tax compensation. During 2010, 2009 and 2008, we contributed $473, $469 and $840, respectively.

We sponsor a defined benefit pension plan, the Maidenform, Inc. Retirement Plan (the "Retirement Plan,"), covering substantially all eligible employees not covered by the union plans described below. Effective January 1, 2007, the Retirement Plan was frozen for current participants and closed to new entrants. If we choose to terminate the pension plan, we will recognize a one-time settlement loss or gain depending on the funded status at the time of termination. There is no requirement to terminate the plan.

We also make contributions to multiemployer plans that provide defined pension benefits and health and welfare benefits to our unionized employees represented by Worker's United. The contributions for the multiemployer defined benefit pension plans amounted to $325, $288 and $275 for 2010, 2009 and 2008, respectively. The contributions for the health and welfare plans, including a prescription drug program, amounted to $1,506, $1,324 and $1,280 for 2010, 2009 and 2008, respectively.

Obligations and funded status

	January 1, 2011	January 2, 2010
Changes in benefit obligation
Benefit obligation, beginning of period	$19,778	$19,013
Interest cost	1,172	1,139
Assumption changes	1,468	—
Actuarial loss	100	254
Benefits paid	(687)	(628)

Benefit obligation, end of period	$21,831	$19,778

Change in plan assets
Fair value of plan assets, beginning of period	$16,563	$13,781
Return on plan assets	1,969	3,362
Employer contributions	61	130
Plan expenses	(83)	(82)
Benefits paid	(687)	(628)

Fair value of plan assets, end of period	$17,823	$16,563

Funded status and net amount recognized
Plan assets less than benefit obligation	$(4,008)	$(3,215)

Net amounts recognized in other non-current liabilities	$(4,008)	$(3,215)

Amounts recognized in other comprehensive income (loss) consist of a pretax net loss of $874 at January 1, 2011 and a pretax net gain of $2,184 at January 2, 2010. Amounts recognized in accumulated other comprehensive income (loss) at January 1, 2011

60    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and January 2, 2010 consists of a pretax net loss of $5,869 and $4,995, respectively. The estimated net loss that is expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2011 is $225.

	For the Years Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Components of net periodic benefit cost
Interest cost	$1,172	$1,139	$1,094
Expected return on plan assets	(1,381)	(1,147)	(1,631)
Amortization of net loss	190	304	—

Net periodic benefit cost	$(19)	$296	$(537)

Assumptions

Weighted average assumptions used to determine benefit obligations:

	2010	2009
Discount rate	5.50%	6.00%

We use the Citigroup Pension Liability Index rate to determine the discount rate.

Weighted average assumptions used to determine net periodic benefit cost:

	2010	2009	2008
Discount rate	6.0%	6.0%	6.5%
Expected return on plan assets	8.5%	8.5%	8.5%
Rate of compensation increase	N/A	N/A	N/A

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

Plan assets

Weighted average asset allocations for the Retirement Plan at January 1, 2011 and January 2, 2010 and the targeted asset allocation for 2011 by asset category are as follows:

	2011 Targeted	2010	2009
Equity securities	65%	64%	65%
Fixed income securities	35	36	35

	100%	100%	100%

2010 Form 10-K    I    61

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurements at January 1, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Separate investments accounts
Select Small Cap Growth Equity Fund	$—	$957	$—	$957
Premier Core Bond Fund	—	1,671	—	1,671
Premier Short-Duration Bond Fund	—	4,219	—	4,219
Thornburg International Value Fund	—	894	—	894
Wells Fargo Advantage Capital Growth Fund	—	1,908	—	1,908
Select Blue Chip Growth II (T. Rowe Price)	—	941	—	941
Select Small Company Value Fund	—	961	—	961
Premier Money Market Fund	—	690	—	690
Select Fundamental Value Fund (Wellington)	—	927	—	927
Select Focused Value Fund (Harris)	—	943	—	943
Premier Enhanced Index Value Fund	—	1,838	—	1,838
Wells Fargo Advantage Special Mid Cap Value Fund	—	950	—	950
Mid Cap Value (Perkins)	—	924	—	924

	$—	$17,823	$—	$17,823

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

Cash flows

Contributions

We expect to contribute approximately $438 to the Retirement Plan in 2011, relating to the 2010 plan year, based upon the current funded status and expected asset return assumptions.

Estimated future benefit payments

Benefit payments are expected to be paid as follows:

2011	$815
2012	861
2013	890
2014	965
2015	994
2016-2020	5,779

62    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. POSTRETIREMENT PLANS

We use a December 31 measurement date for the postretirement plans.

Obligations and funded status

	January 1, 2011		January 2, 2010
	NCC Plan	Company Plan	NCC Plan	Company Plan
Changes in benefit obligation
Benefit obligation, beginning of period	$468	$262	$482	$244
Interest cost	21	13	28	13
Actuarial (gain) loss	(25)	(7)	40	33
Benefits paid	(59)	(35)	(82)	(28)

Benefit obligation, end of period	$405	$233	$468	$262

Changes in plan assets
Fair value of plan assets, beginning of period	$—	$—	$—	$—
Employer contribution	59	35	82	28
Benefits paid and settlements	(59)	(35)	(82)	(28)

Fair value of plan assets, end of period	$—	$—	$—	$—

Funded status and net amount recognized
Plan assets less than benefit obligation	$(405)	$(233)	$(468)	$(262)

Net amounts recognized in other non-current liabilities	$(405)	$(233)	$(468)	$(262)

Amounts recognized in other comprehensive income (loss) consist of a pretax net loss of $6 and $73 at January 1, 2011 and January 2, 2010, respectively. As of January 1, 2011 and January 2, 2010 amounts recognized in accumulated other comprehensive income (loss) consist of a pretax net gain of $224 and $230, respectively. The estimated gain that is expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2011 is $25.

	For the Years Ended
	January 1, 2011		January 2, 2010		January 3, 2009
	NCC Plan	Company Plan	NCC Plan	Company Plan	NCC Plan	Company Plan
Components of net periodic benefit cost
Interest cost	$21	$13	$28	$13	$30	$11
Amortization of (gains) and losses	(30)	(7)	(34)	33	(38)	49

Net periodic benefit cost	$(9)	$6	$(6)	$46	$(8)	$60

Assumptions

Weighted average assumptions used to determine benefit obligations:

	2010		2009
	NCC Plan	Company Plan	NCC Plan	Company Plan
Discount rate	5.00%	5.00%	5.50%	5.50%

2010 Form 10-K    I    63

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Weighted average assumptions used to determine net periodic benefit cost:

	2010		2009		2008
	NCC Plan	Company Plan	NCC Plan	Company Plan	NCC Plan	Company Plan
Discount rate	5.50%	5.50%	6.00%	6.00%	6.50%	6.00%

Assumed healthcare cost trend rates

	2010		2009		2008
	NCC Plan	Company Plan	NCC Plan	Company Plan	NCC Plan	Company Plan
Healthcare cost trend rate assumed for next year	9.00%	9.00%	7.50%	9.00%	8.00%	9.50%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2019	2016	2018	2016	2018

Assumed healthcare cost trend rates may have a significant effect on the amounts reported for the healthcare plans. A 1% point change in assumed healthcare cost trend rates would have the following effects on the NCC Plan:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	15	(14)

A 1% point change in assumed healthcare cost trend rates would have the following effects on the Company Plan:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$—	$—
Effect on postretirement benefit obligation	8	(8)

Cash flows

Contributions

The postretirement plans are unfunded plans. We expect to contribute to the plan an amount equal to benefit payments to be made in 2011 which are estimated to be $95.

Estimated future benefit payments

Benefit payments, which reflect future service, as appropriate, are expected to be paid as follows:

2011	$95
2012	88
2013	82
2014	75
2015	69
2016-2020	250

64    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS' EQUITY

In February 2010, the Board of Directors increased our stock repurchase program by an additional $37,526, increasing the amount then available under the plan to $50,000. Our stock repurchase program allows us to repurchase our shares from time to time pursuant to existing rules and regulations and other parameters approved by the Board of Directors. On March 16, 2010, we repurchased $32,352 of common stock at an average price per share of $20.30. Our Credit Facility was amended to permit the increased stock repurchase, subject to certain restrictions and limitations set forth in the amendment of our Credit Facility. At January 1, 2011, we had $17,648 remaining available under our $50,000 stock repurchase program authorized in February 2010. At January 2, 2010 we had $12,474 remaining available under our $25,000 stock repurchase program authorized in August 2007. We elected not to repurchase our common stock during 2009 and 2008.

10. STOCK-BASED COMPENSATION

In July 2005, the Board of Directors adopted the Maidenform Brands, Inc. 2005 Stock Incentive Plan pursuant to which we can grant to employees, consultants and non-employee directors equity-based awards. On May 21, 2009, at our annual meeting of stockholders, our stockholders approved the amendment and restatement of the plan. In connection with the amendment and restatement, the shares set aside and reserved for issuance under the plan were increased by 400,000 shares to 2,150,000 shares. Also on that date, the plan was renamed the Maidenform Brands, Inc. 2009 Omnibus Incentive Plan ("Omnibus Plan"). The Omnibus Plan provides for a variety of vesting dates with the majority of the awards vesting in annual increments of 25% of the number of awards granted over the first four years of the grant and expiring between seven to ten years after the date of grant. At January 1, 2011, a total of 410,301 shares were available for future grants under the Omnibus Plan.

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

The following table presents the weighted average fair values and assumptions used in valuing of Stock Options granted during 2010, 2009 and 2008:

	For the Years Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Weighted average fair value	$7.11	$4.10	$5.06
Assumptions used:
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.47% – 2.49%	1.14% – 2.02%	2.67% – 3.22%
Expected life (years)	5	4 & 5	4 & 5
Volatility	46.21%	44.10% – 48.37%	34.30% – 35.92%
Weighted average market price on date of grant	$16.45	$10.33	$14.34

The aggregate fair value of Stock Options on the grant dates were $897, $179 and $1,261 for Stock Options granted during 2010, 2009 and 2008, respectively. These amounts are being expensed over the vesting periods. We recorded stock-based compensation expense related to Stock Options, which represents the amortization of the fair value of the awards issued, of approximately $617, $704 and $948 for 2010, 2009 and 2008, respectively.

2010 Form 10-K    I    65

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At January 1, 2011, there was approximately $1,188 of unrecognized compensation expense, adjusted for estimated forfeitures, related to non-vested Stock Options. Total unrecognized compensation expense will be adjusted for future changes in estimated forfeitures. Total unrecognized compensation expense is expected to be recognized over a weighted average period of 1.7 years and does not include the impact of any future Stock Options awards.

At January 1, 2011, the aggregate intrinsic value of Stock Options outstanding and Stock Options exercisable was $6,916 and $4,761, respectively. The aggregate intrinsic value of Stock Options exercised was $19,393, $9,663 and $1,303 during 2010, 2009 and 2008, respectively. The intrinsic value of a Stock Option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following table summarizes Stock Options outstanding and exercisable at January 1, 2011:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Stock Options Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contract Life	Weighted Average Exercise Price
$1.82	27,442	2.5 years	$1.82	27,442	2.5 years	$1.82
3.64	73,532	3.2 years	3.64	73,532	3.2 years	3.64
9.16 – 12.48	77,618	3.7 years	10.48	52,744	2.9 years	10.86
12.75 – 17.00	435,670	4.1 years	15.92	223,200	2.8 years	16.15
18.74 – 23.02	81,308	3.5 years	19.22	61,586	3.4 years	19.11
0.06	434	1.1 years	0.06	434	1.1 years	0.06

	696,004	3.8 years		438,938	2.9 years

Changes in Stock Options outstanding are summarized as follows:

	For the Years Ended
	January 1, 2011		January 2, 2010		January 3, 2009
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Stock Options outstanding, beginning of year	1,566,032	$6.81	2,621,742	$6.75	2,680,293	$6.14
Granted	126,149	16.45	43,567	10.33	248,980	14.34
Cancelled or forfeited	(15,146)	15.78	(274,163)	16.75	(158,784)	12.60
Exercised	(981,031)	2.93	(825,114)	3.49	(148,747)	2.27

Stock Options outstanding, end of year	696,004	$13.83	1,566,032	$6.81	2,621,742	$6.75

Stock Options exercisable, end of year	438,938	$12.92

Restricted Stock

The fair value of restricted stock and restricted stock units ("Restricted Stock") is determined based on the quoted price of our common stock on the dates of grant.

The aggregate fair value of shares of Restricted Stock on their respective grant dates was $1,621, $5,348 and $1,631 for shares of Restricted Stock granted during 2010, 2009 and 2008, respectively. These amounts are being expensed over the vesting periods. We recorded stock-based compensation expense related to Restricted Stock, which represents the amortization of fair value of the awards issued, of approximately $2,282, $1,685 and $450 for 2010, 2009 and 2008, respectively.

66    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At January 1, 2011, there was approximately $4,552 of unrecognized compensation expense, adjusted for estimated forfeitures, related to non-vested Restricted Stock. Total unrecognized compensation expense will be adjusted for future changes in estimated forfeitures. Total unrecognized compensation expense is expected to be recognized over a weighted average period of 1.8 years and does not include the impact of any future Restricted Stock awards.

The aggregate intrinsic value of Restricted Stock vested was $2,503, $605 and $318 during 2010, 2009 and 2008, respectively.

Changes in Restricted Stock outstanding are summarized as follows:

	For the Years Ended
	January 1, 2011		January 2, 2010		January 3, 2009
	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Restricted Stock	Weighted Average Grant Date Fair Value
Restricted Stock outstanding, beginning of year	628,626	$10.78	172,182	$16.13	96,286	$19.12
Granted	94,565	17.14	543,132	9.85	112,602	14.48
Forfeited	(18,842)	12.64	(44,397)	15.36	(14,644)	18.60
Vested	(110,443)	12.01	(42,291)	15.79	(22,062)	19.12

Restricted Stock outstanding, end of year	593,906	$11.50	628,626	$10.78	172,182	$16.13

Performance shares

Our performance share awards permit the holder to receive, after a specified performance period, a number of shares of our common stock for each performance share awarded. The number of shares of common stock to be received is determined by a predetermined formula based on the extent to which certain performance criteria are met. During 2010, we awarded performance shares with a performance measure based upon the absolute revenue attributable to shapewear sales and performance shares with a performance measure based upon our relative total stockholder return compared to a peer group of companies. The awards cliff vest at the end of the performance period, which is three years.

The aggregate fair value of performance share awards on the grant dates was $512 for performance share awards granted during 2010. We did not issue performance share awards in 2009 and 2008. We recorded stock-based compensation expense related to performance share awards of approximately $134 for 2010.

At January 1, 2011, there was approximately $347 of unrecognized compensation expense related to non-vested performance share awards. Total unrecognized compensation expense is expected to be recognized over a weighted average period of 2.1 years and does not include the impact of any future performance share awards.

The fair value of the performance shares subject to the performance conditions is determined based on the quoted price of our common stock on the dates of grant. The weighted average fair value of performance shares subject to performance conditions was $16.33 for 2010.

2010 Form 10-K    I    67

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of performance shares subject to market conditions is determined using a Monte Carlo simulation model. In connection with the Monte Carlo valuations for the 2010 performance share issuances, the following table presents the fair values determined and assumptions used:

For the Year Ended
January 1, 2011
Weighted average fair value	$23.16
Assumptions used:
Dividend yield	0.0%
Risk-free interest rate	1.34%
Market price	$16.33

Changes in performance shares outstanding are summarized as follows:

	Number of Performance Shares	Weighted Average Grant Date Fair Value
Performance shares outstanding, beginning of year	—	$—
Granted	25,940	19.75
Forfeited	(1,568)	19.75
Vested	—	—

Performance shares outstanding, end of year	24,372	$19.75

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of and changes in accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustments(a)	Benefit Plan Deferrals (net of tax)(b)	Interest Rate Swaps, (net of tax)(c)	Accumulated Other Comprehensive Income (Loss)
Balance, at December 29, 2007	$619	$632	$(379)	$872
Changes during the period	(1,517)	(4,791)	28	(6,280)

Balance, at January 3, 2009	(898)	(4,159)	(351)	(5,408)
Changes during the period	338	1,334	351	2,023

Balance, at January 2, 2010	(560)	(2,825)	—	(3,385)
Changes during the period	(326)	(507)	—	(833)

Balance, at January 1, 2011	$(886)	$(3,332)	$—	$(4,218)

(a)
No tax benefit has been provided on the foreign currency translation adjustments due to management's decision to reinvest the earnings of our foreign subsidiaries indefinitely.

(b)
Deferred income tax assets provided for benefit plan deferrals were $2,312, $1,940 and $2,717 for 2010, 2009 and 2008, respectively.

(c)
Deferred income tax assets provided for interest rate swaps were $0, $0 and $230 for 2010, 2009 and 2008, respectively.

68    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES

Income before provision for income taxes consists of the following:

	For the Years Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Domestic	$73,859	$49,514	$41,091
Foreign	1,450	1,463	301

Total	$75,309	$50,977	$41,392

Our provision for income taxes consists of the following:

	For the Years Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Current
Federal	$22,062	$15,457	$9,952
State and local	4,811	3,821	2,106
Foreign	552	321	738

	27,425	19,599	12,796

Deferred
Federal	2,289	(4,754)	3,714
State and local	181	(914)	52
Foreign	134	53	110

	2,604	(5,615)	3,876

Total income tax provision	$30,029	$13,984	$16,672

Our income tax rate is reconciled to the U.S. federal statutory tax rate as follows:

	For the Years Ended
	January 1, 2011	January 2, 2010(a)	January 3, 2009
Federal statutory tax rate	35.0%	35.0%	35.0%
Foreign income taxes	—	—	1.8
State and local income taxes, net of federal benefit	4.4	4.1	3.4
Recognition of additional net deferred tax assets	—	(9.0)	—
Uncertain tax positions	(0.2)	(4.8)	—
Other	0.7	2.1	0.1

Effective tax rate	39.9%	27.4%	40.3%

(a)
The reduction in the effective tax rate for the year ended January 2, 2010, was due to the resolution of an Internal Revenue Service ("IRS") audit for the 2005 fiscal year, which was concluded during 2009. As a result, we adjusted our liabilities for uncertain tax positions under FASB ASC 740.10.25 and recognized additional net deferred tax assets, principally in relation to net operating losses ("NOLs").

2010 Form 10-K    I    69

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets (liabilities) are comprised of the following:

	2010	2009
Deferred tax assets—current
Accounts receivable reserves	$4,065	$7,023
Inventory reserves	7,532	4,980
Accrued liabilities	2,661	2,449
Other, net	219	338

	14,477	14,790

Deferred tax (liabilities) assets—noncurrent
Depreciation and amortization	(1,202)	(475)
Net operating losses	8,568	10,599
Intangible assets	(37,053)	(38,135)
Pension and postretirement liabilities	1,487	1,254
Stock-based compensation	2,231	2,536
Other, net	1,312	1,287

	(24,657)	(22,934)

Net deferred tax liabilities	$(10,180)	$(8,144)

Our income tax receivable of $165 at January 1, 2011 was included in prepaid expenses and other current assets. Our income tax payable of $1,755 at January 2, 2010 was included in accrued expenses and other current liabilities. In 2010, 2009 and 2008 we recorded an increase in additional paid-in capital of approximately $7,146, $3,213 and $183, respectively, for tax benefits from equity award activity.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Our NOLs are subject to Section 382 limitations. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the sixty-month period after the ownership change. At January 1, 2011, we had approximately $23,461 federal and state NOLs available for future utilization during the years of 2011 through 2023. During 2010 and 2009, our combined limitation for our NOLs was approximately $5,497 in each year and we utilized all of them. During 2008, our combined limitation for our NOLs was approximately $11,545 and we utilized all of them.

70    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 1, 2011, January 2, 2010 and January 3, 2009, the total unrecognized tax benefits were approximately $2,649, $2,991 and $5,738, respectively, and would impact our effective tax rate, if recognized. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, are as follows:

	2010	2009	2008
Balance, beginning of year	$2,991	$5,738	$7,085
Additions for prior year tax positions	—	—	8
Additions for current year tax positions	—	53	439
Reductions for prior year tax positions	—	(2,543)	(802)
Reductions for the lapse of statutes	(342)	(257)	(992)

Balance, end of year	$2,649	$2,991	$5,738

We recognize interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of January 1, 2011, January 2, 2010 and January 3, 2009, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, were approximately $1,364, $1,248 and $1,478, respectively. In 2010, 2009 and 2008, we recorded $217, $425 and $754, respectively, in interest and penalties before federal and, if applicable, state effect. We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For federal income tax purposes, our 2007 through 2010 tax years (including the NOL carryforwards utilized in those years) remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, our 2005 through 2010 tax years (including the NOL carryforwards utilized in those years) remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for nine to ten years.

At January 1, 2011 and January 2, 2010, we had approximately $3,300 and $3,700, respectively, of undistributed earnings from foreign operations. No deferred taxes have been provided because we believe these earnings will be permanently reinvested abroad.

13. COMMITMENTS AND CONTINGENCIES

Purchase commitments

In the normal course of business, we enter into purchase commitments for both finished goods inventory and raw materials. At January 1, 2011, we had purchase commitments of $131,747 and believe that we have adequate reserves for expected losses arising from all purchase commitments.

Litigation

On March 2, 2010, we filed suit against Times Three Clothier, LLC ("Times Three") in the U.S. District Court for the Southern District of New York, seeking a declaratory judgment that our Flexees® Fat Free Dressing™ Tank Top does not infringe U.S. Design Patent No. D606,285 ("the '285 patent") and/or that the '285 patent is invalid. Times Three has filed a counterclaim for infringement of the '285 patent and related U.S. Design Patents Nos. D616,627, D622,477 and D623,377. In response, we have filed counterclaims seeking a declaration of non-infringement and/or invalidity/unenforceability with respect to each of these patents. We have also filed a motion for summary judgment seeking invalidity/unenforceability with respect to each of these patents. We believe that the ultimate outcome of this pending lawsuit and claim will not have a material adverse effect on our consolidated financial position or results of operations taken as a whole. Due to the inherent uncertainty of litigation, however, there can be no assurance of the ultimate outcome of this or future litigations, proceedings, investigations, or claims or their effect.

2010 Form 10-K    I    71

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	January 1, 2011	January 2, 2010
Payroll and related benefits (including incentive compensation, vacation, and medical insurance)	$13,081	$11,926
Accrued other	13,535	16,440

	$26,616	$28,366

Other accrued expenses and current liabilities include, among other items, customs duty, freight, inventory return accrual and professional fees.

15. VALUATION AND QUALIFYING ACCOUNTS

	Allowance for
	Trade Discounts	Cooperative Advertising	Doubtful Accounts	Inventory Valuation	Sales Returns and Allowance
Balance, at December 29, 2007	$1,519	$1,790	$299	$4,741	$9,515
Additions, charged to expense	13,427	10,189	2,218	8,856	51,890
Write-offs	(13,504)	(10,631)	(1,120)	(8,328)	(52,263)

Balance, at January 3, 2009	1,442	1,348	1,397	5,269	9,142
Additions, charged to expense	14,715	12,585	(134)	9,731	71,927
Write-offs	(14,224)	(11,190)	(118)	(10,268)	(63,570)

Balance, at January 2, 2010	1,933	2,743	1,145	4,732	17,499
Additions, charged to expense	18,817	11,056	(460)	16,627	63,827
Write-offs	(19,357)	(11,769)	(63)	(10,670)	(70,390)

Balance, at January 1, 2011	$1,393	$2,030	$622	$10,689	$10,936

16. MAJOR CUSTOMERS AND PRODUCTS

Each of the following wholesale segment customers were greater than 10% of our total net sales:

	For the Years Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Wal-Mart	17.3%	16.5%	14.6%
Kohl's	14.2%	14.7%	16.4%
Macy's	8.3%	9.1%	10.9%

At January 1, 2011 and January 2, 2010, our five largest uncollateralized receivables represented approximately 53% and 60%, respectively, of total accounts receivable.

72    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our mix of products sold worldwide is summarized below:

	2010	2009	2008(1)
Bras	61%	63%	60%
Shapewear	33	31	32
Panties	6	6	8

	100%	100%	100%

(1)
Prior period amounts in this table have been reclassified to conform to the current year presentation.

17. SEGMENT INFORMATION

We identified our two reportable segments as "wholesale" and "retail." Our wholesale sales are to department stores, national chain stores, mass merchants (including warehouse clubs), specialty retailers, off-price retailers, and third-party distributors servicing similar customers in foreign countries while our retail segment reflects our operations from our retail stores, including kiosks and carts and internet operations. Royalty income is also included in our wholesale segment. Within our reportable segments, wholesale includes corporate-related assets. The accounting policies of the segments are the same as those described in Note 2, "Summary of Significant Accounting Policies." Each segment's results include the costs directly related to the segment's net sales and all other costs allocated based on the relationship to consolidated net sales to support each segment's net sales. Intersegment sales and transfers are recorded at cost and treated as a transfer of inventory.

	For the Years Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Net sales
Wholesale	$500,353	$410,493	$355,032
Retail	56,356	55,762	58,510

Total	$556,709	$466,255	$413,542

Operating income
Wholesale	$74,129	$48,828	$41,954
Retail	2,234	4,345	3,959

Operating income	76,363	53,173	45,913
Interest expense, net	1,054	2,196	4,521

Income before provision for income taxes	$75,309	$50,977	$41,392

Depreciation and amortization
Wholesale	$4,900	$3,413	$3,516
Retail	1,297	1,025	1,256

Total	$6,197	$4,438	$4,772

Net sales by geographic area
United States	$509,035	$430,594	$374,218
International(a)	47,674	35,661	39,324

Total	$556,709	$466,255	$413,542

Intercompany sales from wholesale to retail	$13,877	$14,550	$12,952

2010 Form 10-K    I    73

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 1, 2011	January 2, 2010
Inventory
Wholesale	$80,860	$69,636
Retail	8,480	7,969

Total	$89,340	$77,605

Identifiable assets
Wholesale	$325,827	$333,096
Retail	27,756	25,646

Total	$353,583	$358,742

Property, plant and equipment, net, by geographic area
United States	$25,272	$21,595
International	626	633

Total	$25,898	$22,228

(a)
International net sales are identified as international based on the location of the customer.

18. EARNINGS PER SHARE

The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	For the Years Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Net income	$45,280	$36,993	$24,720

Weighted average number of common and common equivalent shares outstanding
Basic number of common shares outstanding	22,737,207	22,781,363	22,402,342
Dilutive effect of equity awards outstanding	646,104	924,473	1,030,765

Dilutive number of common and common equivalent shares outstanding	23,383,311	23,705,836	23,433,107

Basic net earnings per common share	$1.99	$1.62	$1.10

Diluted net earnings per common share	$1.94	$1.56	$1.05

During 2010, 2009 and 2008, approximately 41,000, 613,000 and 720,000 equity awards, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

74    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following table sets forth certain unaudited quarterly financial information:

	2010
	April 3, 2010	July 3, 2010	October 2, 2010	January 1, 2011
Net sales	$142,922	$149,401	$145,769	$118,617
Gross profit	51,943	54,046	52,794	41,562
Operating income	20,722	22,851	21,174	11,616
Net income	12,108	13,659	12,788	6,725
Basic earnings per common share	$0.52	$0.61	$0.57	$0.30
Diluted earnings per common share	$0.51	$0.59	$0.55	$0.29

	2009
	April 4, 2009	July 4, 2009	October 3, 2009	January 2, 2010
Net sales	$114,233	$114,205	$128,685	$109,132
Gross profit	36,522	41,121	44,635	38,705
Operating income	10,554	13,156	16,624	12,839
Net income(1)	5,993	7,278	16,036	7,686
Basic earnings per common share	$0.27	$0.32	$0.70	$0.33
Diluted earnings per common share	$0.26	$0.31	$0.67	$0.32

(1)
Net income for the period ended October 3, 2009, includes a tax benefit of $6,069 resulting from the resolution of an IRS audit for the 2005 fiscal year, which was concluded in 2009.

2010 Form 10-K    I    75

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Maidenform Brands, Inc.
Condensed Balance Sheets
(in thousands, except share and per share amounts)

	January 1, 2011	January 2, 2010
Assets
Investment in Maidenform, Inc.	$190,436	$164,853
Other current assets	100	1,491

Total current assets	190,536	166,344
Deferred income taxes	126	487

Total assets	$190,662	$166,831

Stockholders' equity
Stockholders' equity
Preferred stock–$0.01 par value; 10,000,000 shares authorized and none issued and outstanding	$—	$—
Common stock–$0.01 par value; 100,000,000 shares authorized; 24,399,746 shares issued and 22,781,740 outstanding at January 1, 2011 and 23,981,108 issued and 23,341,444 outstanding at January 2, 2010	244	240
Additional paid-in capital	76,091	66,574
Retained earnings	148,641	112,419
Accumulated other comprehensive loss	(4,218)	(3,385)
Treasury stock, at cost (1,618,006 shares at January 1, 2011 and 639,664 shares at January 2, 2010)	(30,096)	(9,017)

Total stockholders' equity	190,662	166,831

Total stockholders' equity	$190,662	$166,831

The accompanying note is an integral part of these condensed financial statements.

76    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maidenform Brands, Inc.
Condensed Statements of Income
(in thousands, except share and per share amounts)

	For the Years Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Selling, general and administrative expenses	$727	$390	$456
Income tax benefit	(62)	(156)	(214)

Loss before equity in net income of Maidenform, Inc.	(665)	(234)	(242)
Equity in net income of Maidenform, Inc. (net of tax)	45,945	37,227	24,962

Net income	45,280	36,993	24,720

Basic earnings per common share	$1.99	$1.62	$1.10

Diluted earnings per common share	$1.94	$1.56	$1.05

Basic weighted average number of shares outstanding	22,737,207	22,781,363	22,402,342

Diluted weighted average number of shares outstanding	23,383,311	23,705,836	23,433,107

The accompanying note is an integral part of these condensed financial statements.

2010 Form 10-K    I    77

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maidenform Brands, Inc.
Condensed Statements of Cash Flows
(in thousands)

	For the Years Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Cash flows from operating activities
Net income	$45,280	$36,993	$24,720
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation	78	197	183
Deferred income taxes	361	28	18
Excess tax benefits related to stock-based compensation	(7,719)	(3,296)	(278)
Equity in net income of Maidenform, Inc.	(45,945)	(37,227)	(24,962)
Net change in operating activities
Investment in Maidenform, Inc.	22,479	(4,539)	(339)
Other current assets	8,537	1,993	360

Net cash from operating activities	23,071	(5,851)	(298)

Cash flows from financing activities
Purchase of common stock for treasury	(32,352)	—	—
Proceeds from stock options exercised	2,460	2,759	235
Excess tax benefits related to stock-based compensation	7,719	3,296	278
Payments of employee withholding taxes related to equity awards	(898)	(204)	(215)

Net cash from financing activities	(23,071)	5,851	298

Net change in cash	—	—	—
Cash and cash equivalents
Beginning of period	—	—	—

End of period	$—	$—	$—

Supplementary disclosure of cash flow information
Non-cash intercompany transaction	$2,955	$2,192	$1,215

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

At January 1, 2011 and January 2, 2010, Maidenform, Inc. had restricted net assets of approximately $157,661, or 82.7% of total net assets and $166,638, or 99.9% of total net assets, respectively.

For further information, reference should be made to the notes to the audited consolidated financial statements of the Company.

2010 Form 10-K    I    79

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our "disclosure controls and procedures," as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of January 1, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended January 1, 2011, identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 1, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of January 1, 2011.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited our consolidated financial statements, has also audited the effectiveness of internal control over financial reporting as of January 1, 2011, as stated in their report which appears in the "Report of Independent Registered Public Accounting Firm" included elsewhere in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

80    I    Maidenform Brands, Inc.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth under the heading "Directors and Corporate Governance", "Executive Officers" and "Ownership of Securities" in the Company's 2011 Proxy Statement to be filed with the U.S. Securities and Exchange Commission ("SEC") in connection with the solicitation of proxies for the Company's 2011 Annual Meeting of Stockholders and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

In June 2010, our Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange's corporate governance listing standards.

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

The following table provides certain information regarding the common stock authorized for issuance under our equity compensation plans, as of January 1, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)(2) (c)
Equity compensation plans approved by stockholders(3)	696,004	(4)	$13.83	410,301
Equity compensation plans not approved by stockholders	—		—	—

Total	696,004		$13.83	410,301

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

2010 Form 10-K    I    81

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

(4)
Includes stock appreciation rights with respect to 409,661 shares of common stock with a weighted average reference price of $15.66 per share.

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

(b)    Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, as amended (333-124228)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on November 5, 2008)
4.1*	Specimen Common Stock Certificate
4.2*	Amended and Restated Stockholders Agreement, dated as of July 8, 2005, by and among Maidenform Brands, Inc. and the stockholders of Maidenform Brands, Inc. listed on the signature pages thereto
10.1	Employment Agreement, dated as of December 18, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Maurice Reznik (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 18, 2008) #
10.2	Employment Agreement, dated as of April 3, 2009, by and among Maidenform Brands, Inc., Maidenform, Inc. and Nanci Prado (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 13, 2009) #
10.3(a)	Employment Agreement, dated as of May 23, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Christopher W. Vieth (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 8-K filed on May 27, 2008) #
10.3(b)	Amendment Number One to Employment Agreement, dated as of May 23, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Christopher W. Vieth (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 18, 2008) #
10.4(a)	Employment Agreement, dated as of September 25, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Gayle Weibley (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 13, 2009) #
10.4(b)	Amendment Number One to the Employment Agreement, dated as of December 10, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Gayle Weibley (incorporated by reference to Exhibit 10.3(a) to our Quarterly Report on Form 10-Q filed on May 13, 2009) #
10.5	Employment Agreement, dated as of December 10, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Steven Castellano (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 13, 2009) #
10.6(a)	2004 Stock Option Plan (incorporated by reference to Exhibit 10.5(a) to our Registration Statement on Form S-1, as amended (333-124228) #

2010 Form 10-K    I    83

Exhibit No.	Description
10.6(b)	Amendment to 2004 Stock Option Plan (incorporated by reference to Exhibit 10.5(b) to our Registration Statement on Form S-1, as amended (333-124228) #
10.7(a)	2004 Rollover Stock Option Plan (incorporated by reference to Exhibit 10.6(a) to our Registration Statement on Form S-1, as amended (333-124228) #
10.7(b)	Amendment to 2004 Rollover Stock Option Plan (incorporated by reference to Exhibit 10.6(b) to our Registration Statement on Form S-1, as amended (333-124228) #
10.8(a)	2004 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.7(a) to our Registration Statement on Form S-1, as amended (333-124228) #
10.8(b)	Amendment to 2004 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.7(b) to our Registration Statement on Form S-1, as amended (333-124228) #
10.9(a)	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, as amended (333-124228) #
10.9(b)	Form of Non-Tandem Stock Appreciation Rights Agreement Pursuant to the Maidenform Brands, Inc. 2005 Stock Incentive Plan for grants to named executive officers (Incorporated by reference to Exhibit 10.10(a) to our Annual Report on Form 10-K filed on March 13, 2007) #
10.9(c)	Form of Restricted Stock Agreement Pursuant to the Maidenform Brands, Inc. 2005 Stock Incentive Plan for grants to named executive officers (Incorporated by reference to Exhibit 10.10(b) to our Annual Report on Form 10-K filed on March 13, 2007) #
10.10(a)	2005 Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, as amended (333-124228) #
10.10(b)	Amendment Number One to 2005 Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 5, 2008)
10.11(a)	2009 Omnibus Incentive Plan (incorporated by reference to Annex A to our Form 14A filed on April 22, 2009) (the" Omnibus Plan") #
10.11(b)	Form of Restricted Stock Agreement Pursuant to the Omnibus Plan for grants to named executive officers (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.11(c)	Form of Restricted Stock Agreement Pursuant to the Omnibus Plan for grants to executive officers other than named executive officers (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.11(d)	Form of Restricted Stock Agreement Pursuant to the Omnibus Plan for grants to employees other than executive officers (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.11(e)	Form of Restricted Stock Agreement Pursuant to the Omnibus Plan for grants to non-employee directors (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.11(f)	Form of Non-Tandem Stock Appreciation Right Agreement Pursuant to the Omnibus Plan for grants to named executive officers (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.11(g)	Form of Non-Tandem Stock Appreciation Right Agreement Pursuant to the Omnibus Plan for grants to executive officers other than named executive officers (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 8-K filed on May 21, 2009) #

84    I    Maidenform Brands, Inc.

Exhibit No.	Description
10.11(h)	Form of Non-Tandem Stock Appreciation Right Agreement Pursuant to the Omnibus Plan for grants to employees other than executive officers (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.11(i)	Form of Non-Tandem Stock Appreciation Right Agreement Pursuant to the Omnibus Plan for grants to non-employee directors (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.12	Credit Agreement, dated as of June 15, 2007, entered into by and among Maidenform Brands, Inc., Maidenform, Inc., the lenders listed therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and Caisse de dépôt et placement du Québec, as Sole Lead Arranger. (Incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed on June 18, 2007)
10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1, as amended (333-124228)
10.14	Form of Sales Restriction Agreement (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, as amended (333-124228)
21.1**	Subsidiaries of Maidenform Brands, Inc.
23.1**	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
31.1**	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2**	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*
Incorporated by reference to the identically-numbered exhibit to the Registration Statement on Form S-1 of Maidenform Brands, Inc., as amended (Registration Statement No. 333-124228).

**
Filed herewith.

#
Management contract or compensatory plan or arrangement

2010 Form 10-K    I    85

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2011.

Maidenform Brands, Inc. (Registrant)
/s/ CHRISTOPHER W. VIETH Christopher W. Vieth Executive Vice President, Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 7th day of March 2011.

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
Employment Agreement, dated as of September 25, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Gayle Weibley (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 13, 2009) #
10.4(b)
Amendment Number One to the Employment Agreement, dated as of December 10, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Gayle Weibley (incorporated by reference to Exhibit 10.3 (a) to our Quarterly Report on Form 10-Q filed on May 13, 2009) #
10.5
Employment Agreement, dated as of December 10, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Steven Castellano (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 13, 2009) #
10.6(a)	2004 Stock Option Plan (incorporated by reference to Exhibit 10.5(a) to our Registration Statement on Form S-1, as amended (333-124228) #
10.6(b)	Amendment to 2004 Stock Option Plan (incorporated by reference to Exhibit 10.5(b) to our Registration Statement on Form S-1, as amended (333-124228) #
10.7(a)	2004 Rollover Stock Option Plan (incorporated by reference to Exhibit 10.6(a) to our Registration Statement on Form S-1, as amended (333-124228) #
10.7(b)	Amendment to 2004 Rollover Stock Option Plan (incorporated by reference to Exhibit 10.6(b) to our Registration Statement on Form S-1, as amended (333-124228) #

2010 Form 10-K    I    87

Exhibit No.	Description
10.8(a)	2004 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.7(a) to our Registration Statement on Form S-1, as amended (333-124228) #
10.8(b)	Amendment to 2004 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.7(b) to our Registration Statement on Form S-1, as amended (333-124228) #
10.9(a)	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, as amended (333-124228) #
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

88    I    Maidenform Brands, Inc.

Exhibit No.	Description
10.11(i)	Form of Non-Tandem Stock Appreciation Right Agreement Pursuant to the Omnibus Plan for grants to non-employee directors (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
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

**
Filed herewith.

#
Management contract or compensatory plan or arrangement

2010 Form 10-K    I    89