Form 10-Q
period 2011-04-02
Maidenform Brands, Inc.
filed 2011-05-11
CIK 1323531

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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
(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2011
Common Stock, $0.01 par value per share	23,403,918 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	April 2,	January 1,
	2011	2011
Assets
Current assets
Cash and cash equivalents	$29,946	$73,221
Accounts receivable, net	108,245	41,431
Inventories	107,052	89,340
Deferred income taxes	14,477	14,477
Prepaid expenses and other current assets	8,593	7,659
Total current assets	268,313	226,128
Property, plant and equipment, net	26,180	25,898
Goodwill	7,162	7,162
Intangible assets, net	93,582	93,855
Other non-current assets	475	540
Total assets	$395,712	$353,583

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$1,100	$1,100
Accounts payable	52,861	30,714
Accrued expenses and other current liabilities	32,424	26,616
Total current liabilities	86,385	58,430
Long-term debt	68,775	69,050
Deferred income taxes	25,385	24,657
Other non-current liabilities	10,622	10,784
Total liabilities	191,167	162,921

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock - $0.01 par value; 10,000,000 shares authorized and none issued and outstanding	—	—
Common stock - $0.01 par value; 100,000,000 shares authorized; 24,399,746 shares issued and 22,780,435 outstanding at April 2, 2011 and 24,399,746 shares issued and 22,781,740 outstanding at January 1, 2011	244	244
Additional paid-in capital	76,431	76,091
Retained earnings	162,412	148,641
Accumulated other comprehensive loss	(3,588)	(4,218)
Treasury stock, at cost (1,619,311 shares at April 2, 2011 and 1,618,006 shares at January 1, 2011)	(30,954)	(30,096)
Total stockholders’ equity	204,545	190,662
Total liabilities and stockholders’ equity	$395,712	$353,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	April 2,	April 3,
	2011	2010

Net sales	$163,561	$142,922
Cost of sales	107,867	90,979
Gross profit	55,694	51,943
Selling, general and administrative expenses	32,179	31,221
Operating income	23,515	20,722

Interest expense, net	224	293
Income before provision for income taxes	23,291	20,429
Income tax expense	8,778	8,321
Net income	$14,513	$12,108
Basic earnings per common share	$0.64	$0.52
Diluted earnings per common share	$0.62	$0.51
Basic weighted average number of shares outstanding	22,787,851	23,186,722
Diluted weighted average number of shares outstanding	23,303,129	23,970,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	April 2,	April 3,
	2011	2010
Cash flows from operating activities
Net income	$14,513	$12,108
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,237	753
Amortization of intangible assets	273	290
Amortization of deferred financing costs	44	46
Stock-based compensation	865	648
Deferred income taxes	735	2,862
Excess tax benefits related to stock-based compensation	(607)	(3,212)
Bad debt expense	145	39
Other non-cash items	—	1,458
Net changes in operating assets and liabilities
Accounts receivable	(66,527)	(39,250)
Inventories	(17,387)	(9,196)
Prepaid expenses and other current and non-current assets	(864)	(470)
Accounts payable	22,107	9,484
Accrued expenses and other current and non-current liabilities	(863)	1,420
Income taxes payable	7,133	2,563
Net cash used in operating activities	(39,196)	(20,457)
Cash flows from investing activities
Capital expenditures	(1,544)	(1,347)
Net cash used in investing activities	(1,544)	(1,347)
Cash flows from financing activities
Term loan repayments	(275)	(16,275)
Proceeds from stock options exercised	110	1,489
Excess tax benefits related to stock-based compensation	607	3,212
Payments of employee withholding taxes related to equity awards	(881)	(549)
Purchase of common stock for treasury	(1,961)	(32,352)
Payments of capital lease obligations	(57)	(23)
Net cash used in financing activities	(2,457)	(44,498)
Effects of exchange rate changes on cash	(78)	(70)
Net decrease in cash	(43,275)	(66,372)
Cash and cash equivalents
Beginning of period	73,221	89,159
End of period	$29,946	$22,787

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$251	$290
Income taxes	$1,017	$2,986

Supplemental schedule of non-cash investing and financing activities
Treasury stock issued related to equity award activity	$1,984	$2,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Maidenform Brands, Inc. and its subsidiaries (the “Company,” “we,” “us” or “our”) design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell our products through multiple distribution channels, including department stores and national chain stores (including third party distributors and independent stores), mass merchants (including warehouse clubs), other (including specialty retailers, off-price retailers and licensees). In addition, we operated 74 retail outlet stores and eight kiosks and carts as of April 2, 2011 and 75 retail outlet stores and one kiosk as of April 3, 2010, and sold products on our websites.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position at April 2, 2011, the results of our operations for the three months ended April 2, 2011 and April 3, 2010, and cash flows for the three months ended April 2, 2011 and April 3, 2010. These adjustments consist of normal recurring adjustments. Operating results for the three months ended April 2, 2011 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at January 1, 2011 has been derived from our audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

These condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The financial statements included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended January 1, 2011.

We consider all highly liquid investments that have original maturities of three months or less to be cash equivalents. Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at fair value because of the short-term maturity of these instruments. The carrying amount of long-term debt at April 2, 2011 and January 1, 2011 approximates fair value as a result of the variable interest rates being accrued and paid on our debt.

2.             DEBT

	April 2,	January 1,
	2011	2011
Long-term debt
Term loan facility	$69,875	$70,150
Current maturities of long-term debt	1,100	1,100
Non-current portion of long-term debt	$68,775	$69,050

At April 2, 2011, we had $69,875 outstanding under our term loan, and $0 outstanding under our revolving loan with approximately $49,325 available for borrowings, after giving effect to $675 of outstanding letters of credit. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. Principal payments on the term loan are payable in quarterly installments of $275 with all remaining amounts due on the maturity date. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. In addition, subject to specified exceptions and limitations and reinvesting options, partial prepayments of outstanding loans may be required with the proceeds of asset sales, sales of equity and debt securities, and with certain insurance and condemnation proceeds.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Payments due on long-term debt during each of the five years subsequent to April 2, 2011, are as follows:

Balance of fiscal 2011	$825
In fiscal 2012	1,100
In fiscal 2013	1,100
In fiscal 2014	66,850
In fiscal 2015	—
Thereafter	—

3.             STOCKHOLDERS’ EQUITY

							Accumulated
	Common		Treasury		Additional		Other	Total
	Stock		Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	$	Shares	$	Capital	Earnings	Loss	Equity

Balance at January 1, 2011	24,399,746	$244	(1,618,006)	$(30,096)	$76,091	$148,641	$(4,218)	$190,662

Stock-based compensation					865			865
Purchase of common stock for treasury			(73,397)	(1,961)				(1,961)
Equity award activity			72,092	1,103	(525)	(742)		(164)
Comprehensive income
Net income						14,513		14,513
Changes during the period							630	630
Total comprehensive income								15,143

Balance at April 2, 2011	24,399,746	$244	(1,619,311)	$(30,954)	$76,431	$162,412	$(3,588)	$204,545

4.             STOCK REPURCHASE PROGRAM

Our stock repurchase program allows us to repurchase our shares from time to time pursuant to existing rules and regulations and other parameters approved by the Board of Directors. At January 1, 2011, we had $17,648 remaining available under our $50,000 stock repurchase program authorized in February 2010. During March 2011, we repurchased $1,961 of common stock at an average price per share of $26.72.

5.             COMPREHENSIVE INCOME

The changes in comprehensive income are as follows:

	Three Months Ended
	April 2,	April 3,
	2011	2010

Net income	$14,513	$12,108
Foreign currency translation adjustments (a)	596	(240)
Benefit plan deferrals, net of tax (b)	34	26
Comprehensive income	$15,143	$11,894

(a)                                  No tax benefit has been provided on the foreign currency translation adjustment due to management’s decision to reinvest the earnings of our foreign subsidiaries indefinitely.

(b)                                 Deferred income tax (liabilities) assets of ($23) and $17 provided for the three-month periods ended April 2, 2011 and April 3, 2010, respectively.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

6.             INCOME TAXES

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occurred); changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occurred); or impacts from tax law changes (to the extent such changes effect our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occurred). Our effective income tax rate for the three-month period ended April 2, 2011 was 37.7% as compared to an effective income tax rate for the three-month period ended April 3, 2010 of 40.7%. The higher effective income tax rate in the three-month period ended April 3, 2010 was largely a result of non-deductible expenses in connection with the sale of our common stock by one of our stockholders.

7.             SEGMENT INFORMATION

We identified our two reportable segments as ‘‘wholesale’’ and ‘‘retail.’’ Our wholesale sales are to department stores and national chain stores (including third party distributors servicing similar customers and independent stores), mass merchants (including warehouse clubs), specialty retailers, and off-price retailers, while our retail segment reflects our operations from our retail outlet stores, kiosks and carts, and internet operations. Royalty income is also included in our wholesale segment. Within our reportable segments, wholesale includes corporate-related assets. Each segment’s results include the costs directly related to the segment’s net sales and all other costs allocated based on the relationship to consolidated net sales to support each segment’s net sales. Intersegment sales and transfers are recorded at cost and treated as a transfer of inventory.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Information on segments and reconciliation to income before provision for income taxes, are as follows:

	Three Months Ended
	April 2,	April 3,
	2011	2010

Net sales
Wholesale	$151,985	$131,634
Retail	11,576	11,288
Total	$163,561	$142,922

Operating income (loss)
Wholesale	$24,693	$21,280
Retail	(1,178)	(558)
Operating income	23,515	20,722
Interest expense, net	224	293
Income before provision for income taxes	$23,291	$20,429

Depreciation and amortization
Wholesale	$1,125	$2,202
Retail	385	273
Total	$1,510	$2,475

Net sales by geographic area
United States	$150,245	$132,560
International (a)	13,316	10,362
Total	$163,561	$142,922

Intercompany sales from wholesale to retail	$2,893	$2,990

	April 2,	January 1,
	2011	2011
Total assets
Wholesale	$368,503	$325,827
Retail	27,209	27,756
Total	$395,712	$353,583

(a) International net sales are identified as international based on the location of the customer.

At April 2, 2011 and January 1, 2011, our five largest uncollateralized receivables represented approximately 68% and 53% of total accounts receivable.

For the three-month periods ended April 2, 2011 and April 3, 2010, we had two customers, Wal-Mart and Kohl’s, that each accounted for more than 10% of our consolidated net sales.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

8.             EARNINGS PER SHARE

The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three Months Ended
	April 2,	April 3,
	2011	2010

Net income	$14,513	$12,108
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	22,787,851	23,186,722

Impact of dilutive securities	515,278	783,777

Dilutive number of common and common equivalent shares outstanding	23,303,129	23,970,499

Basic earnings per common share	$0.64	$0.52
Diluted earnings per common share	$0.62	$0.51

For the three-month periods ended April 2, 2011 and April 3, 2010, approximately 3,000 and 125,000 equity awards, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

9.             COMMITMENTS AND CONTINGENCIES

Purchase commitments

In the normal course of business, we enter into purchase commitments for both finished goods and raw materials. At April 2, 2011, we had purchase commitments of $103,720 and believe that we have adequate reserves for any expected losses arising from all purchase commitments.

Litigation

On March 2, 2010, we filed suit against Times Three Clothier, LLC (“Times Three”) in the U.S. District Court for the Southern District of New York, seeking a declaratory judgment that our Flexees® Fat Free Dressing Tank Top does not infringe U.S. Design Patent No. D606,285 (“the ‘285 patent”) and/or that the ‘285 patent is invalid. Times Three has filed a counterclaim for infringement of the ‘285 patent and related U.S. Design Patents Nos. D616,627, D622,477 and D623,377. In response, we have filed counterclaims seeking a declaration of non-infringement and/or invalidity/unenforceability with respect to each of these patents. We have also filed a motion for summary judgment seeking invalidity/unenforceability with respect to each of these patents. We believe that the ultimate outcome of this pending lawsuit and claim will not have a material adverse effect on our consolidated financial position or results of operations taken as a whole. Due to the inherent uncertainty of litigation, however, there can be no assurance of the ultimate outcome of this or future litigations, proceedings, investigations, or claims or their effect.

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

10.          ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	April 2,	January 1,
	2011	2011

Payroll and related benefits (including incentive compensation, vacation, and medical insurance)	$8,341	$13,081
Federal, state and local taxes payable	6,361	—
Accrued other	17,722	13,535
	$32,424	$26,616

Other accrued expenses and current liabilities include, among other items, customs duty, freight, accrued severance and professional fees.

11.          RECENTLY ISSUED ACCOUNTING STANDARDS

On January 2, 2011, we prospectively adopted the Accounting Standards Update (“ASU”) that clarifies when the circumstances under which step 2 of the goodwill impairment test must be performed for reporting units with zero or negative carrying amounts and the qualitative factors to be taken into account when performing step 2 in determining whether it is more likely than not that an impairment exists. The adoption of this guidance did not impact our condensed consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “potential,” “predicts,” “projects” or similar words or phrases, although not all forward-looking statements contain such identifying words.  All forward-looking statements included in this report are based on information available to us on the date hereof. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we assume no obligation to update or revise publicly any forward-looking statements whether as a result of new information, future events or otherwise. Actual events or results may differ materially from those contained in the projections or forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, particularly in the section captioned “PART II — OTHER INFORMATION, Item 1A — Risk Factors.”

Management Overview

We are a global intimate apparel company with a portfolio of established, well-known brands, top-selling products and an iconic heritage. We design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell our products through multiple distribution channels, including department stores and national chain stores (including third party distributors and independent stores), mass merchants (including warehouse clubs), other (including specialty retailers, off-price retailers and licensees), our company-operated outlet stores, kiosks and carts, and our websites.

We sell our products under some of the most recognized brands in the intimate apparel industry. Our Maidenform, Control It!, Maidenform’s Charmed, Flexees, Lilyette and Luleh brands are sold in department stores and national chain stores. Our Bodymates, Inspirations, Self Expressions and Sweet Nothings brands are distributed through mass merchants. These mass merchant brands leverage our product technology, but are separate brands with distinctly different logos. In addition to our owned brands, we also supply private brands to certain retailers. We also sell the Donna Karan and DKNY licensed brands in this channel, domestically and internationally, as a result of our license agreement. This agreement grants us the rights to design, source and market a full collection of Donna Karan and DKNY women’s intimate apparel products.

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

We believe we are well-positioned to capitalize on or address these trends by, among other things:

•                  continuing to launch innovative products and new brands, including Maidenform’s Charmed;

•                  increasing our presence in department stores and national chain stores through the use of Maidenform, Control It!, Maidenform’s Charmed, Flexees, Lilyette and Luleh brands;

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

Wholesale segment

The following trends are among the key variables that will affect our wholesale segment:

Department stores and national chain stores. The department stores and national chain stores (including third party distributors and independent stores) are where we generally sell the Maidenform, Control It!, Maidenform’s Charmed, Flexees, Lilyette and Luleh brands. We plan to continue to invest in increasing our net sales with department store customers, which we believe is important to our long-term positioning in the channel. There has been a trend toward consolidation of department stores. We expect the rate of our future net sales growth with department stores to be moderated by the reduction in both the number of department store customers and the number of doors (distinct locations operated by a particular retailer) operated by these customers. We have grown our market share meaningfully in the past several years with national chain stores. We have customers located outside the United States that purchase our Maidenform, Control It!, Maidenform’s Charmed, Flexees, Lilyette and Luleh brands. The majority of these net sales are included in the department stores and national chain stores channel. We also sell the Donna Karan and DKNY brands in this channel, domestically and internationally, as a result of our license agreement. This agreement grants us the rights to design, source and market a full collection of Donna Karan and DKNY women’s intimate apparel products.

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

Other. Net sales from other channels, include sales to specialty retailers, off-price retailers and royalty income from licensees. We supply private brands to specialty retailers as opportunities present themselves and we continually evaluate this channel for opportunities. The volume and mix of net sales of private label in the other channel can vary significantly from period to period based upon new product introductions. Net sales to customers in the other channel that are located outside the United States are included in this channel.

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

Selling, general and administrative expenses (“SG&A”). Our SG&A includes all of our marketing, product development, selling, distribution and general and administrative expenses for both the wholesale and retail segments (which include our retail outlet store payroll and related benefits). General and administrative expenses include management payroll, benefits, travel, information systems, accounting, distribution, rent, insurance and legal costs. Additionally, depreciation related to the shipping function in our distribution centers and our corporate office assets such as furniture, fixtures, equipment and technology, as well as amortization of intellectual property, are included in SG&A.

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

Net operating loss carryforwards (“NOLs”) enable a company to apply NOLs incurred during a current period against a future period’s profits in order to reduce cash tax liabilities in those future periods. In periods when a company is generating operating losses, its NOLs will increase. The tax effect of the NOLs is recorded as a deferred tax asset. If the company does not believe that it is “more likely than not” that it will be able to utilize the NOLs, it records a valuation allowance against the deferred tax asset. Additionally, Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize its NOLs if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized “built-in gains” that occur during the sixty-month period after the ownership change. Our NOLs are subject to Section 382 limitations. At January 1, 2011, we had approximately $23.5 million of federal and state NOLs available for utilization in the years from 2011 through 2023.

Results of Operations

	Three Months Ended
	April 2,	April 3,
	2011	2010
OPERATING DATA: (in millions)
Wholesale sales	$152.0	$131.6
Retail sales	11.6	11.3
Net sales	163.6	142.9
Cost of sales	107.9	91.0
Gross profit	55.7	51.9
Selling, general and administrative expenses	32.2	31.2
Operating income	$23.5	$20.7

	As a Percentage of Net Sales
	Three Months Ended
	April 2,	April 3,
	2011	2010
OPERATING DATA:
Wholesale sales	92.9%	92.1%
Retail sales	7.1	7.9
Net sales	100.0	100.0
Cost of sales	65.9	63.7
Gross profit	34.1	36.3
Selling, general and administrative expenses	19.7	21.8
Operating income	14.4%	14.5%

Our net sales are derived from two segments, wholesale and retail. Our net sales within the wholesale segment are grouped by channel, based upon the brands we sell and the customers to whom we sell, as follows: (1) department stores and national chain stores (including third party distributors and independent stores), (2) mass merchants (including warehouse clubs) and (3) other.

Our department stores and national chain stores channel primarily consists of sales of our Maidenform, Control It!, Maidenform’s Charmed, Flexees, Lilyette and Luleh brands on a worldwide basis to customers within this category. Within the mass merchant channel, we sell Bodymates, Inspirations, Self Expressions and Sweet Nothings brands that are primarily dedicated to specific customers. These brands are all sold on a worldwide basis to mass merchants and, to a lesser degree, warehouse clubs. Our remaining sales are grouped within a channel designated as other and include private brand products sold to specialty retailers and all brand sales to off-price retail stores on a worldwide basis. In addition, we include licensing income in our other channel.

	Three Months Ended
	April 2,	April 3,	$	%
	2011	2010 (a)	change	change
	(in millions)
Department stores and
national chain stores	$63.7	$58.7	$5.0	8.5%
Mass merchants	58.0	44.1	13.9	31.5
Other	30.3	28.8	1.5	5.2
Total wholesale	152.0	131.6	20.4	15.5

Retail	11.6	11.3	0.3	2.7

Total consolidated net sales	$163.6	$142.9	$20.7	14.5%

(a)  Prior period amounts in this table have been reclassified to conform to the current year presentation.

In addition, our mix of products sold worldwide between bras, shapewear, and panties for the three-month periods ended April 2, 2011 and April 3, 2010, respectively, is summarized below:

	Three Months Ended
	April 2,	April 3,
	2011	2010
Bras	57%	62%
Shapewear	36	34
Panties	7	4
	100%	100%

Net sales

Consolidated net sales increased by $20.7 million, or 14.5%, from $142.9 million for the three months ended April 3, 2010 to $163.6 million for the three months ended April 2, 2011.

Wholesale segment net sales increased by $20.4 million, or 15.5%, from $131.6 million for the three months ended April 3, 2010 to $152.0 million for the three months ended April 2, 2011. Total international net sales, which are included in the wholesale segment, increased by $2.9 million, or 27.9%, from $10.4 million for the three months ended April 3, 2010 to $13.3 million for the three months ended April 2, 2011. International sales benefited from increased sales in Mexico, the United Kingdom and Canada.  Our department stores and national chain stores channel net sales increased by $5.0 million, or 8.5%, from $58.7 million for the three months ended April 3, 2010 to $63.7 million for the three months ended April 2, 2011. The increase was primarily due to international growth, expansion of Donna Karan business and to new distribution of Maidenform products, including Flexees shapewear, at a chain customer.  Our mass merchant channel net sales increased by $13.9 million, or 31.5%, from $44.1 million for the three months ended April 3, 2010 to $58.0 million for the three months ended April 2, 2011. This increase was a result of increased sales, particularly in shapewear, at one of our mass customers, as well as our assortment of strapless and full-figure products with this mass customer, and strong bra replenishment and shapewear placement at a warehouse club.  Other channel net sales, which include sales to specialty retailers, off-price retailers and licensing income, increased by $1.5 million, or 5.2%, from $28.8 million for the three months ended April 3, 2010 to $30.3 million for the three months ended April 2, 2011. This increase was due primarily from increased business with off-price retailers.

Net sales in our retail segment increased by $0.3 million, or 2.7%, from $11.3 million for the three months ended April 3, 2010 to $11.6 million for the three months ended April 2, 2011.  Same store sales, defined as sales from stores open more than one year, for the three months ended April 2, 2011 decreased 2.4%. Our internet sales increased by $0.3 million, or 25.0%, from $1.2 million for the three months ended April 3, 2010 to $1.5 million for the three months ended April 2, 2011.

Gross profit

Consolidated gross profit increased by $3.8 million, or 7.3%, from $51.9 million for the three months ended April 3, 2010 to $55.7 million for the three months ended April 2, 2011. As a percentage of net sales, consolidated gross margins decreased from 36.3% for the three months ended April 3, 2010 to 34.1% for the three months ended April 2, 2011.

Gross profit as a percentage of net sales for the wholesale segment decreased from 34.3% for the three months ended April 3, 2010 to 32.2% for the three months ended April 2, 2011. This decrease was primarily driven by the mix of products and channels.

Gross profit as a percentage of net sales for the retail segment decreased from 59.3% for the three months ended April 3, 2010 to 58.6% for the three months ended April 2, 2011.  This decrease was driven by a change in the overall product mix.

Selling, general and administrative expenses (“SG&A”)

Consolidated SG&A increased by $1.0 million, or 3.2%, from $31.2 million for the three months ended April 3, 2010 to $32.2 million for the three months ended April 2, 2011. However, as a percentage of net sales, SG&A decreased from 21.8% for the three months ended April 3, 2010 to 19.7% for the three months ended April 2, 2011.

SG&A for our wholesale segment, which includes corporate-related expenses, increased by $0.3 million, or 1.3%, from $23.9 million for the three months ended April 3, 2010 to $24.2 million for the three months ended April 2, 2011. However, as a percentage of net sales, wholesale segment SG&A decreased from 18.1% for the three months ended April 3, 2010 to 15.9% for the three months ended April 2, 2011. The increase of $0.3 million is primarily a result of increased headcount for design, merchandising and international as well as variable distribution costs to support our sales growth and increased professional fees. Retail SG&A increased by $0.7 million, or 9.6%, from $7.3 million for the three months ended April 3, 2010 to $8.0 million for the three months ended April 2, 2011.  The increase of $0.7 million is due to increased retail operating expenses, including expenditures for kiosks and carts, as well as store lease renewals.

Operating income

Our consolidated operating income increased by $2.8 million, or 13.5%, from $20.7 million for the three months ended April 3, 2010 to $23.5 million for the three months ended April 2, 2011.

For the foregoing reasons, operating income for the wholesale segment increased by $3.4 million, or 16.0%, from $21.3 million for the three months ended April 3, 2010 to $24.7 million for the three months ended April 2, 2011. Also, for the reasons discussed above, operating income for the retail segment decreased by $0.6 million, or 100%, from a loss of $0.6 million for the three months ended April 3, 2010 to a loss of $1.2 million for the three months ended April 2, 2011.

Interest expense, net

Interest expense, net, decreased by $0.1 million, or 33.3%, from $0.3 million for the three months ended April 3, 2010 to $0.2 million for the three months ended April 2, 2011 as we benefited primarily from lower average debt outstanding for the current quarter when compared to the same period last year.

Income tax expense

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occurred); changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occurred); or impacts from tax law changes (to the extent such changes affect our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occurred). Our effective income tax rate for the three months ended April 2, 2011 was 37.7% as compared to an effective income tax rate for the three months ended April 3, 2010 of 40.7%. The higher effective income tax rate in the three-month period ended April 3, 2010 was largely a result of non-deductible expenses in connection with the sale of our common stock by one of our stockholders.

Net income

For the foregoing reasons, our net income increased by $2.4 million, or 19.8%, from $12.1 million for the three months ended April 3, 2010 to $14.5 million for the three months ended April 2, 2011.

Liquidity and Capital Resources

Operating activities. Cash flows used in operating activities were $39.2 million for the three months ended April 2, 2011 compared to cash flows used in operating activities of $20.5 million for the three months ended April 3, 2010. This change was primarily driven by the use of cash from operations resulting from changes in working capital, partially offset by an increase in net income.  The increase in accounts receivable was due to higher sales during the quarter, which were somewhat offset by higher cash collections. The increase in accounts payable and inventory was the result of new product introductions and supply chain management.

Investing activities. Cash flows used in investing activities were $1.5 million for the three months ended April 2, 2011 compared to $1.3 million for the three months ended April 3, 2010.  Cash flows used in investing activities for the three months ended April 2, 2011 and April 3, 2010 were for capital expenditures for information technology upgrades, primarily the implementation of an enterprise resource planning system.

Financing activities. Cash flows used in financing activities were $2.5 million for the three months ended April 2, 2011 compared to cash flows used in financing activities of $44.5 million for the three months ended April 3, 2010. The decrease in cash flows used in financing activities was primarily due to the $32.4 million repurchase of our common stock under our stock repurchase plan and the $16.0 million prepayment on our long-term debt in 2010.

Our stock repurchase program allows us to repurchase our shares from time to time pursuant to existing rules and regulations and other parameters approved by the Board of Directors. At January 1, 2011, we had $17.6 million remaining available under our $50.0 million stock repurchase program authorized in February 2010. During March 2011, we repurchased $2.0 million of common stock at an average price per share of $26.72.

At April 2, 2011 we had $69.9 million outstanding under our term loan, and $0 outstanding under our revolving loan with approximately $49.3 million available for borrowings, after giving effect to $0.7 million of outstanding letters of credit. Principal payments on the term loan are payable in quarterly installments of $0.3 million with all remaining amounts due on the maturity date. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. We were in compliance with all debt covenants at April 2, 2011.

Below is a summary of our actual performance under these financial covenants:

	April 2,	January 1,
	2011	2011
	Covenant	Covenant

Actual fixed charge coverage ratio (a)	3.68 : 1.00	1.80 : 1.00
Minimum ratio required (a)	1.25 : 1.00	1.25 : 1.00

Actual fixed charge coverage ratio (b)	2.34 : 1.00	1.40 : 1.00
Minimum ratio required (b)	0.85 : 1.00	0.85 : 1.00

Actual leverage ratio (c)	0.46 : 1.00	0.00 : 1.00
Maximum ratio permitted (c)	4.00 : 1.00	4.00 : 1.00

Actual consolidated capital expenditures	$1,544	$6,884
Maximum permitted	$13,116	$14,106

(a)          Coverage ratio computed as the ratio of earnings available for fixed charges to fixed charges. Earnings available for fixed charges consist of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) and certain non-cash charges less capital expenditures. Fixed charges consist of consolidated interest expense, scheduled principal payments on our long-term debt, cash taxes paid and permitted restricted junior payments including certain adjustments allowed under our credit facility.

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

Volatility in the financial markets could have a material adverse effect on our business. A deterioration in the financial markets could lead to business disruptions for certain of our suppliers, contract manufacturers or trade customers and consequently, could disrupt our business. However, we believe that our existing cash balances and available borrowings under our revolving loan, along with our future cash flow from operations, will enable us to meet our liquidity needs and capital expenditure requirements for the foreseeable future.

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

The following table summarizes our significant contractual obligations and commercial commitments at April 2, 2011 and the future periods in which such obligations are expected to be settled in cash. In addition, the table below reflects the timing of principal and interest payments on outstanding borrowings.

	Balance of
	fiscal	In fiscal	In fiscal	In fiscal	In fiscal
(in millions)	2011	2012	2013	2014	2015	Thereafter	Total

Long-term debt	$0.8	$1.1	$1.1	$66.9	$—	$—	$69.9
Interest on long-term debt (1)	0.7	0.9	0.8	0.4	—	—	2.8
Obligations under capital lease (2)	0.2	0.3	0.2	—	—	—	0.7
Operating leases (3)	6.6	7.4	5.1	3.5	2.5	3.1	28.2
Total financial obligations	8.3	9.7	7.2	70.8	2.5	3.1	101.6
Other contractual obligations (4)	2.9	5.2	5.8	8.3	5.1	—	27.3
Purchase obligations (5)	103.7	—	—	—	—	—	103.7
Total financial obligations and commitments	$114.9	$14.9	$13.0	$79.1	$7.6	$3.1	$232.6

(1) The interest rate assumed was the rate in effect at April 2, 2011.

(2) Includes amounts classified as interest expense under capital leases.

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

In addition to the total contractual obligations and commitments included in the table above, we have pension and post-retirement benefit obligations included in other non-current liabilities of $4.0 million and $0.7 million, respectively, at April 2, 2011. As of April 2, 2011, our total liabilities for unrecognized tax benefits and related interest and penalties amounted to $4.0 million (before federal and, if applicable, state effect). Our pension and post-retirement benefit obligations and liabilities for unrecognized tax benefits have not been included in the schedule of cash contractual obligations because we cannot make a reasonable, reliable estimate of the amount and period of related future payments of these liabilities.

Off-Balance Sheet Arrangements. Our most significant off-balance sheet financing arrangements as of April 2, 2011 are non-cancelable operating lease agreements, primarily for our company-operated outlet stores, our company headquarters and our leased distribution centers located in Shannon, Ireland and Fayetteville, North Carolina. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 1, 2011.

Recently Issued Accounting Standards

On January 2, 2011, we prospectively adopted the Accounting Standards Update (“ASU”) that clarifies when the circumstances under which step 2 of the goodwill impairment test must be performed for reporting units with zero or negative carrying amounts and the qualitative factors to be taken into account when performing step 2 in determining whether it is more likely than not that an impairment exists. The adoption of this guidance did not impact our condensed consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk. We do not believe that we have significant foreign currency transactional exposures. For the three-month period ended April 2, 2011, $12.1 million of our total net sales were in currencies other than the U.S. dollar. During the three-month period ended April 2, 2011, our net sales were favorably impacted by $0.3 million due to fluctuations in foreign currency exchange rates. Most of our purchases are denominated in U.S. dollars. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

Interest Rate Risk. From time to time, we manage our interest rate risk through the use of interest rate swaps. At April 2, 2011, our debt portfolio was composed of variable-rate debt, with no portion hedged. With respect to our variable-rate debt, a 1% change in interest rates would be immaterial.

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

Inflation Risk. We are affected by inflation and changing prices from our suppliers primarily through the cost of raw materials, increased operating costs and expenses, and fluctuations in interest rates. The effects of inflation on our net sales and operations have not been material in recent years. Although, we do not believe that inflation risk is material to our business or our consolidated financial position, results of operations or cash flows, we cannot assure that changes in inflation will not have an impact. In the future, volatile crude oil and gasoline prices may impact our product and freight costs, consumer confidence and disposable income.

Seasonality. We have not experienced any significant seasonal fluctuations in our net sales or our profitability.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of April 2, 2011 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ending April 2, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 2, 2010, we filed suit against Times Three Clothier, LLC (“Times Three”) in the U.S. District Court for the Southern District of New York, seeking a declaratory judgment that our Flexees® Fat Free Dressing Tank Top does not infringe U.S. Design Patent No. D606,285 (“the ‘285 patent”) and/or that the ‘285 patent is invalid. Times Three has filed a counterclaim for infringement of the ‘285 patent and related U.S. Design Patents Nos. D616,627, D622,477 and D623,377. In response, we have filed counterclaims seeking a declaration of non-infringement and/or invalidity/unenforceability with respect to each of these patents. We have also filed a motion for summary judgment seeking invalidity/unenforceability with respect to each of these patents. We believe that the ultimate outcome of this pending lawsuit and claim will not have a material adverse effect on our consolidated financial position or results of operations taken as a whole. Due to the inherent uncertainty of litigation, however, there can be no assurance of the ultimate outcome of this or future litigations, proceedings, investigations, or claims or their effect.

From time to time, we are subject to various claims and legal actions arising in the ordinary course of business.

Item 1A. Risk Factors

Risks that could have a negative impact on our business, results of operations and financial condition include: our growth cannot be assured and any growth may be unprofitable; potential fluctuations in our results of operations or rate of growth; our dependence on a limited number of customers; we have larger competitors with greater resources; retail trends in the intimate apparel industry, including consolidation and continued growth in the development of private brands, resulting in downward pressure on prices, reduced floor space and other harmful changes; failure to anticipate, identify or promptly react to changing trends, styles, or consumer preferences; our leverage could adversely affect our financial condition; external events may disrupt our supply chain, result in increased cost of goods or an inability to deliver our products; events which result in difficulty in procuring or producing products on a cost-effective basis; disputes with third parties for infringement or misappropriation of their proprietary rights; increases in the prices of raw materials; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; foreign currency exposure; the sufficiency of cash to fund operations and capital expenditures; and the influence of adverse changes in general economic conditions. This list is intended to identify only certain of the principal factors that could have a material and adverse impact on our business, results of operations and financial condition.  A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K, filed with the Securities and Exchange Commission on March 7, 2011.

There are no material changes to the risk factors described in the Form 10-K filed on March 7, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer purchases of equity securities (in thousands, except share and per share amounts):

			Total number	Maximum
			of shares	dollar
	Total		repurchased	value of shares
	number	Average	as part of publicly	that may yet be
	of shares	price paid	announced	repurchased under
Period	repurchased	per share	program (1)	the program (1)

March 6, 2011 - April 2, 2011	73,397	$26.72	73,397	$15,687

(1)   At January 1, 2011, we had $17,648 remaining available under our $50,000 stock repurchase program authorized in February 2010. Our stock repurchase program allows us to repurchase our shares from time to time pursuant to existing rules and regulations and other parameters approved by the Board of Directors.

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

MAIDENFORM BRANDS, INC.
(Registrant)

Date: May 11, 2011	By:	/s/ Christopher W. Vieth
Name: Christopher W. Vieth
Title: Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002