Form 10-Q
period 2011-07-02
Maidenform Brands, Inc.
filed 2011-08-11
CIK 1323531

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2011
Common Stock, $0.01 par value per share	23,497,815 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	July 2,	January 1,
	2011	2011
Assets
Current assets
Cash and cash equivalents	$46,283	$73,221
Accounts receivable, net	91,765	41,431
Inventories	109,743	89,340
Deferred income taxes	14,477	14,477
Prepaid expenses and other current assets	14,969	7,659
Total current assets	277,237	226,128
Property, plant and equipment, net	27,136	25,898
Goodwill	7,162	7,162
Intangible assets, net	93,310	93,855
Other non-current assets	418	540
Total assets	$405,263	$353,583

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$1,100	$1,100
Accounts payable	45,727	30,714
Accrued expenses and other current liabilities	33,620	26,616
Total current liabilities	80,447	58,430
Long-term debt	68,500	69,050
Deferred income taxes	26,430	24,657
Other non-current liabilities	10,854	10,784
Total liabilities	186,231	162,921

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock - $0.01 par value; 10,000,000 shares authorized and none issued and outstanding	—	—
Common stock - $0.01 par value; 100,000,000 shares authorized; 24,399,746 shares issued and 22,894,212 outstanding at July 2, 2011 and 24,399,746 shares issued and 22,781,740 outstanding at January 1, 2011	244	244
Additional paid-in capital	76,664	76,091
Retained earnings	174,249	148,641
Accumulated other comprehensive loss	(3,261)	(4,218)
Treasury stock, at cost (1,505,534 shares at July 2, 2011 and 1,618,006 shares at January 1, 2011)	(28,864)	(30,096)
Total stockholders’ equity	219,032	190,662
Total liabilities and stockholders’ equity	$405,263	$353,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Net sales	$170,026	$149,401	$333,587	$292,323
Cost of sales	110,922	95,355	218,789	186,334
Gross profit	59,104	54,046	114,798	105,989
Selling, general and administrative expenses	34,415	31,195	66,594	62,416
Litigation settlement	6,750	—	6,750	—
Operating income	17,939	22,851	41,454	43,573

Interest expense, net	238	262	462	555
Income before provision for income taxes	17,701	22,589	40,992	43,018
Income tax expense	6,137	8,930	14,915	17,251
Net income	$11,564	$13,659	$26,077	$25,767
Basic earnings per common share	$0.51	$0.61	$1.14	$1.13
Diluted earnings per common share	$0.50	$0.59	$1.12	$1.10
Basic weighted average number of shares outstanding	22,810,905	22,375,964	22,799,378	22,781,343
Diluted weighted average number of shares outstanding	23,322,223	23,032,878	23,312,676	23,501,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 2,	July 3,
	2011	2010
Cash flows from operating activities
Net income	$26,077	$25,767
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	2,231	1,622
Amortization of intangible assets	545	563
Amortization of deferred financing costs	89	92
Stock-based compensation	1,940	1,417
Deferred income taxes	1,783	1,216
Excess tax benefits related to stock-based compensation	(983)	(4,767)
Bad debt expense	263	45
Other non-cash items	221	1,483
Net changes in operating assets and liabilities
Accounts receivable	(49,977)	(17,297)
Inventories	(19,939)	(9,645)
Prepaid expenses and other current and non-current assets	(3,574)	(1,243)
Accounts payable	14,965	3,344
Accrued expenses and other current and non-current liabilities	6,417	2,489
Income taxes payable	(2,402)	2,011
Net cash (used in) provided by operating activities	(22,344)	7,097
Cash flows from investing activities
Capital expenditures	(3,197)	(2,882)
Net cash used in investing activities	(3,197)	(2,882)
Cash flows from financing activities
Term loan repayments	(550)	(16,550)
Proceeds from stock options exercised	1,504	1,930
Excess tax benefits related to stock-based compensation	983	4,767
Payments of employee withholding taxes related to equity awards	(1,130)	(692)
Purchase of common stock for treasury	(1,961)	(32,352)
Payments of capital lease obligations	(132)	(45)
Net cash used in financing activities	(1,286)	(42,942)
Effects of exchange rate changes on cash	(111)	(55)
Net decrease in cash	(26,938)	(38,782)
Cash and cash equivalents
Beginning of period	73,221	89,159
End of period	$46,283	$50,377

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$500	$469
Income taxes	$15,479	$14,010

Supplemental schedule of non-cash investing and financing activities
Treasury stock issued related to equity award activity	$4,324	$5,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Maidenform Brands, Inc. and its subsidiaries (the “Company,” “we,” “us” or “our”) design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell our products through multiple distribution channels, including department stores and national chain stores (including third party distributors and independent stores), mass merchants (including warehouse clubs), and other (including specialty retailers, off-price retailers and licensees). In addition, we operated 74 retail outlet stores and eight kiosks and carts as of July 2, 2011 and 74 retail outlet stores and one kiosk as of July 3, 2010, and sold products on our websites.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position at July 2, 2011, the results of our operations for the three and six-month periods ended July 2, 2011 and July 3, 2010, and cash flows for the six months ended July 2, 2011 and July 3, 2010. These adjustments consist of normal recurring adjustments. Operating results for the three and six-month periods ended July 2, 2011 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at January 1, 2011 has been derived from our audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

We consider all highly liquid investments that have original maturities of three months or less to be cash equivalents. Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at fair value because of the short-term maturity of these instruments. The carrying amount of long-term debt at July 2, 2011 and January 1, 2011 approximates fair value as a result of the variable interest rates being accrued and paid on our debt.

2.                                      DEBT

	July 2,	January 1,
	2011	2011
Long-term debt
Term loan facility	$69,600	$70,150
Current maturities of long-term debt	1,100	1,100
Non-current portion of long-term debt	$68,500	$69,050

At July 2, 2011, we had $69,600 outstanding under our term loan, and $0 outstanding under our revolving loan with approximately $49,325 available for borrowings, after giving effect to $675 of outstanding letters of credit. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. Principal payments on the term loan are payable in quarterly installments of $275 with all remaining amounts due in 2014. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. In addition, subject to specified exceptions and limitations and reinvesting options, partial prepayments of outstanding loans may be required with the proceeds of asset sales, sales of equity and debt securities, and with certain insurance and condemnation proceeds.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Payments due on long-term debt during each of the five years subsequent to July 2, 2011, are as follows:

Balance of fiscal 2011	$550
In fiscal 2012	1,100
In fiscal 2013	1,100
In fiscal 2014	66,850
In fiscal 2015	—
Thereafter	—

3.                                      STOCKHOLDERS’ EQUITY

							Accumulated
	Common		Treasury		Additional		Other	Total
	Stock		Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	$	Shares	$	Capital	Earnings	Loss	Equity

Balance at January 1, 2011	24,399,746	$244	(1,618,006)	$(30,096)	$76,091	$148,641	$(4,218)	$190,662

Stock-based compensation					1,940			1,940
Purchase of common stock for treasury			(73,397)	(1,961)				(1,961)
Equity award activity			185,869	3,193	(1,367)	(469)		1,357
Comprehensive income
Net income						26,077		26,077
Changes during the period							957	957
Total comprehensive income								27,034

Balance at July 2, 2011	24,399,746	$244	(1,505,534)	$(28,864)	$76,664	$174,249	$(3,261)	$219,032

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

5.                                      STOCK-BASED COMPENSATION

On May 26, 2011, at our annual meeting of stockholders, our stockholders approved the amendment of the plan. In connection with the amendment, the shares set aside and reserved for issuance under the plan were increased by 2,150,000 shares to 4,300,000 shares. The plan provides for a variety of vesting dates with the majority of the awards vesting in annual increments of 25% of the number of awards granted over the first four years of the grant and expiring between seven to ten years after the date of grant. At July 2, 2011, a total of 2,395,076 shares were available for future grants under the plan.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

6.                                      COMPREHENSIVE INCOME

The changes in comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Net income	$11,564	$13,659	$26,077	$25,767
Foreign currency translation adjustments (a)	294	(811)	890	(1,051)
Benefit plan deferrals, net of tax (b)	33	25	67	51
Comprehensive income	$11,891	$12,873	$27,034	$24,767

(a)                                  No tax benefit has been provided on the foreign currency translation adjustment due to management’s decision to reinvest the earnings of our foreign subsidiaries indefinitely.

(b)                                 Deferred income tax liabilities of $23 and $17 provided for the three-month periods ended July 2, 2011 and July 3, 2010, respectively. Deferred income tax liabilities of $45 and $34 provided for the six-month periods ended July 2, 2011 and July 3, 2010, respectively.

7.                                      INCOME TAXES

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income and changes to actual or forecasted permanent book to tax differences.  The annual effective tax rate could also be impacted by discrete events that may occur on a quarterly basis.  Examples of such discrete events are changes in valuation allowances, future tax settlements with state, federal or foreign tax authorities or impacts from state, federal or foreign tax law changes.

Our effective income tax rate for the three and six-month periods ended July 2, 2011 was 34.7% and 36.4%, respectively, as compared to an effective income tax rate for the three and six-month periods ended July 3, 2010 of 39.5% and 40.1%, respectively. The lower effective income tax rate in the three and six-month periods ended July 2, 2011 was primarily due to a discrete income tax benefit related to a New Jersey tax law change.  The higher effective rate for the six-months ended July 3, 2010 included non-deductible expenses in connection with the sale of our common stock by one our stockholders.

8.                                      SEGMENT INFORMATION

We identified our two reportable segments as ‘‘wholesale’’ and ‘‘retail.’’ Our wholesale sales are to department stores and national chain stores (including third party distributors servicing similar customers and independent stores), mass merchants (including warehouse clubs), specialty retailers, and off-price retailers, while our retail segment reflects our operations from our retail outlet stores, kiosk and carts, and internet operations. Royalty income is also included in our wholesale segment. Within our reportable segments, wholesale includes corporate-related assets. Each segment’s results include the costs directly related to the segment’s net sales and all other costs allocated based on the relationship to consolidated net sales to support each segment’s net sales. Intersegment sales and transfers are recorded at cost and treated as a transfer of inventory.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Information on segments and reconciliation to income before provision for income taxes, are as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Net sales
Wholesale	$153,759	$134,883	$305,744	$266,517
Retail	16,267	14,518	27,843	25,806
Total	$170,026	$149,401	$333,587	$292,323

Operating income
Wholesale (a)	$16,538	$21,722	$41,231	$43,002
Retail	1,401	1,129	223	571
Operating income	17,939	22,851	41,454	43,573
Interest expense, net	238	262	462	555
Income before provision for income taxes	$17,701	$22,589	$40,992	$43,018

Depreciation and amortization
Wholesale	$898	$819	$2,023	$3,032
Retail	368	323	753	585
Total	$1,266	$1,142	$2,776	$3,617

Net sales by geographic area
United States	$153,313	$137,437	$303,558	$269,950
International (b)	16,713	11,964	30,029	22,373
Total	$170,026	$149,401	$333,587	$292,323

Intercompany sales from wholesale to retail	$4,280	$4,414	$7,173	$7,404

	July 2,	January 1,
	2011	2011
Total assets
Wholesale	$378,429	$325,827
Retail	26,834	27,756
Total	$405,263	$353,583

(a)    Includes a litigation settlement of $6,750 expense recorded in the second quarter of 2011. See Item 1, “Legal Proceedings”, for additional information regarding the settlement.

(b)    International net sales are identified as international based on the location of the customer.

At July 2, 2011 and January 1, 2011, our five largest uncollateralized receivables represented approximately 58% and 53% of total accounts receivable.

For the three-month period ended July 2, 2011, we had two customers, Wal-Mart and Kohl’s, that each accounted for more than 10% of our consolidated net sales. For the three-month period ended July 3, 2010, we had three customers, Wal-Mart, Kohl’s and Macy’s, that each accounted for more than 10% of our consolidated net sales. For the six-month periods ended July 2, 2011 and July 3, 2010, we had two customers, Wal-Mart and Kohl’s, that each accounted for more than 10% of our consolidated net sales.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

9.                                      EARNINGS PER SHARE

The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Net income	$11,564	$13,659	$26,077	$25,767
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	22,810,905	22,375,964	22,799,378	22,781,343

Impact of dilutive securities	511,318	656,914	513,298	720,345

Dilutive number of common and common equivalent shares outstanding	23,322,223	23,032,878	23,312,676	23,501,688

Basic earnings per common share	$0.51	$0.61	$1.14	$1.13
Diluted earnings per common share	$0.50	$0.59	$1.12	$1.10

For the three-month periods ended July 2, 2011 and July 3, 2010, approximately 13,000 and 36,000 equity awards, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect. For the six-month periods ended July 2, 2011 and July 3, 2010, approximately 8,000 and 81,000 equity awards, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

10.                               COMMITMENTS AND CONTINGENCIES

Purchase commitments

In the normal course of business, we enter into purchase commitments for both finished goods and raw materials. At July 2, 2011, we had purchase commitments of $104,357 and believe that we have adequate reserves for any expected losses arising from all purchase commitments.

Litigation

We entered into a settlement agreement with Times Three Clothier, LLC (“Times Three”) of litigation in the Southern District of New York. The settlement ends patent infringement and invalidity lawsuits that we had filed against each other.  In connection with the settlement, we paid Times Three $6,750 ($4,115 after tax) and agreed not to assist any third party that may seek to invalidate or render unenforceable the patents.

On March 2, 2010, we filed suit against Times Three in the U.S. District Court for the Southern District of New York, seeking a declaratory judgment that the Company’s Flexees® Fat Free Dressing Tank Top does not infringe U.S. Design Patent No. D606,285 (“the 285 patent”) and/or that the 285 patent is invalid. Times Three filed a counterclaim for infringement of the 285 patent and related U.S. Design Patents Nos. D616,627, D622,477 and D623,377. In response, we filed counterclaims seeking a declaration of non-infringement and/or invalidity/unenforceability with respect to each of these patents. We also filed a motion for summary judgment seeking invalidity/unenforceability with respect to each of these patents.

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

11.                               ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	July 2,	January 1,
	2011	2011

Payroll and related benefits (including incentive compensation, vacation, and medical insurance)	$9,739	$13,081
Litigation settlement	6,750	—
Accrued customs duty	3,326	1,485
Accrued other	13,805	12,050
	$33,620	$26,616

Other accrued expenses and current liabilities include, among other items, freight, accrued severance, trade promotion, inventory return accrual and professional fees.

12.                               RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The adoption of this guidance will have no impact on our consolidated financial position or results of operations.

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

We sell our products under some of the most recognized brands in the intimate apparel industry. Our Maidenform, Control It!, Maidenform’s Charmed, Flexees, Lilyette and Luleh brands are sold in department stores and national chain stores. Our Bodymates, Inspirations, Self Expressions and Sweet Nothings brands are distributed through mass merchants. These mass merchant brands leverage our product technology, but are separate brands with distinctly different logos. In addition to our owned brands, we also supply private brands to certain retailers. We also sell the Donna Karan and DKNY licensed brands in the department stores and chains channel, domestically and internationally, as a result of our license agreement. This agreement grants us the rights to design, source and market a full collection of Donna Karan and DKNY women’s intimate apparel products.

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

Other. Net sales from other channels include sales to specialty retailers, off-price retailers and royalty income from licensees. We supply private brands to specialty retailers as opportunities present themselves and we continually evaluate this channel for opportunities. The volume and mix of net sales of private label in the other channel can vary significantly from period to period based upon new product introductions. Net sales to customers in the other channel that are located outside the United States are included in this channel.

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

Results of Operations

Included in this presentation are discussions and reconciliations of SG&A, operating income and net income in accordance with generally accepted accounting principles (“GAAP”) to SG&A, operating income and net income excluding a litigation settlement. Each of these adjustments was selected because our management uses these non-GAAP measures in discussing and analyzing our results of operations and because we believe the non-GAAP measures provide investors with greater transparency by helping to illustrate the underlying financial and business trends relating to our results of operations, financial condition and comparability between current and prior periods.

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
OPERATING DATA: (in millions)
Wholesale sales	$153.8	$134.9	$305.8	$266.5
Retail sales	16.2	14.5	27.8	25.8
Net sales	170.0	149.4	333.6	292.3
Cost of sales	110.9	95.3	218.8	186.3
Gross profit	59.1	54.1	114.8	106.0
Selling, general and administrative expenses	34.3	31.1	66.5	62.3
Litigation settlement (a)	6.8	—	6.8	—
Operating income	$18.0	$23.0	$41.5	$43.7

	As a Percentage of Net Sales
	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
OPERATING DATA:
Wholesale sales	90.5%	90.3%	91.7%	91.2%
Retail sales	9.5	9.7	8.3	8.8
Net sales	100.0	100.0	100.0	100.0
Cost of sales	65.2	63.8	65.6	63.7
Gross profit	34.8	36.2	34.4	36.3
Selling, general and administrative expenses	20.2	20.8	19.9	21.3
Litigation settlement	4.0	—	2.1	—
Operating income	10.6%	15.4%	12.4%	15.0%

(a) See Item 1, “Legal Proceedings”, for additional information regarding the settlement.

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

	Three Months Ended				Six Months Ended
	July 2,	July 3,	$	%	July 2,	July 3,	$	%
	2011	2010 (a)	change	change	2011	2010 (a)	change	change
	(in millions)				(in millions)
Department stores and national chain stores	$69.7	$63.5	$6.2	9.8%	$133.4	$122.2	$11.2	9.2%
Mass merchants	56.8	44.0	12.8	29.1	114.8	88.1	26.7	30.3
Other	27.3	27.4	(0.1)	(0.4)	57.6	56.2	1.4	2.5
Total wholesale	153.8	134.9	18.9	14.0	305.8	266.5	39.3	14.7

Retail	16.2	14.5	1.7	11.7	27.8	25.8	2.0	7.8

Total consolidated net sales	$170.0	$149.4	$20.6	13.8%	$333.6	$292.3	$41.3	14.1%

(a) Prior period amounts in this table have been reclassified to conform to the current year presentation.

In addition, our mix of products sold worldwide between bras, shapewear, and panties for the three and six-month periods ended July 2, 2011 and July 3, 2010, respectively, is summarized below:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010 (a)	2011	2010 (a)
Bras	57%	63%	57%	63%
Shapewear	37	32	37	32
Panties	6	5	6	5
	100%	100%	100%	100%

(a) Prior period amounts in this table have been reclassified to conform to the current year presentation.

Net sales

Consolidated net sales increased by $20.6 million, or 13.8%, from $149.4 million for the three months ended July 3, 2010 to $170.0 million for the three months ended July 2, 2011. Consolidated net sales increased by $41.3 million, or 14.1%, from $292.3 million for the six months ended July 3, 2010 to $333.6 million for the six months ended July 2, 2011.

Wholesale segment net sales increased by $18.9 million, or 14.0%, from $134.9 million for the three months ended July 3, 2010 to $153.8 million for the three months ended July 2, 2011. Total international net sales, which are included in the wholesale segment, increased by $4.7 million, or 39.2%, from $12.0 million for the three months ended July 3, 2010 to $16.7 million for the three months ended July 2, 2011. International sales benefited from increased sales in Canada, the United Kingdom and also benefited from favorable currency exchange rates.  We had lower than anticipated sales in Mexico due to a dispute with Mexican customs. Our department stores and national chain stores channel net sales increased by $6.2 million, or 9.8%, from $63.5 million for the three months ended July 3, 2010 to $69.7 million for the three months ended July 2, 2011. The increase was primarily due to solid performance in all categories of business resulting from new placement with our customers and strong sales in the international and Donna Karan businesses. Our mass merchant channel net sales increased by $12.8 million, or 29.1%, from $44.0 million for the three months ended July 3, 2010 to $56.8 million for the three months ended July 2, 2011. This increase was a result of expanded assortments and new placement with our customers and increased replenishment of our bra and shapewear categories.  Other channel net sales, which include sales to specialty retailers, off-price retailers and licensing income, were relatively unchanged from $27.4 million for the three months ended July 3, 2010 to $27.3 million for the three months ended July 2, 2011.

Wholesale segment net sales increased by $39.3 million, or 14.7%, from $266.5 million for the six months ended July 3, 2010 to $305.8 million for the six months ended July 2, 2011. This increase was driven by all channels of distribution resulting from the same reasons mentioned above; strong replenishment orders, expanded assortments and new placement. Total international net sales increased by $7.6 million, or 33.9%, from $22.4 million for the six months ended July 3, 2010 to $30.0 million for the six months ended July 2, 2011. Our department stores and national chain stores channel net sales increased by $11.2 million, or 9.2%, from $122.2 million for the six months ended July 3, 2010 to $133.4 million for the six months ended July 2, 2011. Our mass merchant channel net sales increased by $26.7 million, or 30.3%, from $88.1 million for the six months ended July 3, 2010 to $114.8 million for the six months ended July 2, 2011. Other channel net sales increased by $1.4 million, or 2.5%, from $56.2 million for the six months ended July 3, 2010 to $57.6 million for the six months ended July 2, 2011.

Net sales in our retail segment increased by $1.7 million, or 11.7%, from $14.5 million for the three months ended July 3, 2010 to $16.2 million for the three months ended July 2, 2011. Net sales in our retail segment increased by $2.0 million, or 7.8%, from $25.8 million for the six months ended July 3, 2010 to $27.8 million for the six months ended July 2, 2011. Same store sales, defined as sales from stores open more than one year, for the three and six-month periods ended July 2, 2011, increased 7.9% and 3.5%, respectively, resulting from improved customer traffic. Our internet sales increased by $0.6 million, or 50.0%, from $1.2 million for the three months ended July 3, 2010 to $1.8 million for the three months ended July 2, 2011 and increased by $0.9 million, or 37.5%, from $2.4 million for the six months ended July 3, 2010 to $3.3 million for the six months ended July 2, 2011.

Gross profit

Consolidated gross profit increased by $5.0 million, or 9.2%, from $54.1 million for the three months ended July 3, 2010 to $59.1 million for the three months ended July 2, 2011. As a percentage of net sales, consolidated gross margins decreased by 140 basis points from 36.2% for the three months ended July 3, 2010 to 34.8% for the three months ended July 2, 2011. Consolidated gross profit increased by $8.8 million, or 8.3%, from $106.0 million during the six months ended July 3, 2010 to $114.8 million for the six months ended July 2, 2011. As a percentage of net sales, gross profit decreased by 190 basis points from 36.3% for the six months ended July 3, 2010 to 34.4% for the six months ended July 2, 2011.

Gross profit as a percentage of net sales for the wholesale segment decreased by 140 basis points from 33.4% for the three months ended July 3, 2010 to 32.0% for the three months ended July 2, 2011. This decrease was primarily driven by channel and product mix, including increased net sales in panties, at our mass channel and at off-price retailers.  Gross profit as a percentage of net sales for the wholesale segment was 33.9% for the six months ended July 3, 2010 as compared to 32.1% for the six months ended July 2, 2011. This decrease of 180 basis points is mainly a result of the reasons mentioned above.

Gross profit as a percentage of net sales for the retail segment decreased by 100 basis points from 62.1% for the three months ended July 3, 2010 to 61.1% for the three months ended July 2, 2011, and decreased 80 basis points from 60.9% for the six months ended July 3, 2010 to 60.1% for the six months ended July 2, 2011. These decreases are a result of product mix.

Selling, general and administrative expenses (“SG&A”)

Consolidated SG&A increased by $3.2 million, or 10.3%, from $31.1 million for the three months ended July 3, 2010 to $34.3 million for the three months ended July 2, 2011. However, as a percentage of net sales, SG&A decreased from 20.8% for the three months ended July 3, 2010 to 20.2% for the three months ended July 2, 2011.

SG&A for our wholesale segment, which includes corporate-related expenses, increased by $2.5 million, or 10.7%, from $23.3 million for the three months ended July 3, 2010 to $25.8 million for the three months ended July 2, 2011.  The increase of $2.5 million is primarily a result of increased payroll and related benefits associated with additions to headcount for design, merchandising and international as well as variable distribution costs to support our sales growth, increased advertising and increased professional fees in connection with the litigation settlement. However, as a percentage of net sales, wholesale segment SG&A decreased from 17.2% for the three months ended July 3, 2010 to 16.8% for the three months ended July 2, 2011.

Retail SG&A increased by $0.7 million, or 9.0%, from $7.8 million for the three months ended July 3, 2010 to $8.5 million for the three months ended July 2, 2011.  The increase of $0.7 million is due to increased operating expenses as a result of increased sales, including expenditures for kiosks and carts, as well as store lease renewals.

Consolidated SG&A increased by $4.2 million, or 6.7%, from $62.3 million for the six months ended July 3, 2010 to $66.5 million for the six months ended July 2, 2011. However, as a percentage of net sales, SG&A decreased from 21.3% for the six months ended July 3, 2010 to 19.9% for the six months ended July 2, 2011.

SG&A for our wholesale segment increased by $2.8 million, or 5.9%, from $47.2 million for the six months ended July 3, 2010 to $50.0 million for the six months ended July 2, 2011. The increase of $2.8 million is a result of the reason mentioned above.  However, as a percentage of net sales, wholesale segment SG&A decreased from 17.7% for the six months ended July 3, 2010 to 16.4% for the six months ended July 2, 2011.

Retail SG&A increased by $1.4 million, or 9.3%, from $15.1 million for the six months ended July 3, 2010 to $16.5 million for the six months ended July 2, 2011.

Litigation settlement

We entered into a settlement agreement with Times Three Clothier, LLC (“Times Three”) of litigation in the Southern District of New York. The settlement ends patent infringement and invalidity lawsuits that we had filed against each other. In connection with the settlement, we paid Times Three $6.8 million ($4.1 million after tax) and agreed not to assist any third party that may seek to invalidate or render unenforceable the patents. See Item 1, “Legal Proceedings”, for additional information regarding the settlement.

Operating income

Our consolidated operating income, including the litigation settlement, decreased by $5.0 million, or 21.7%, from $23.0 million for the three months ended July 3, 2010 to $18.0 million for the three months ended July 2, 2011. Our consolidated operating income, including the litigation settlement, decreased by $2.2 million, or 5.0%, from $43.7 million for the six months ended July 3, 2010 to $41.5 million for the six months ended July 2, 2011.

Continued consolidated operating income for the second quarter and six months ended July 2, 2011, excluding the litigation settlement of $6.8 million, increased $1.8 million, or 7.8%, to $24.8 million and increased $4.6 million, or 10.5%, to $48.3 million, respectively.

For the foregoing reasons, operating income for the wholesale segment, including the litigation settlement, decreased by $5.2 million, or 23.9%, from $21.8 million for the three months ended July 3, 2010 to $16.6 million for the three months ended July 2, 2011. Operating income for the wholesale segment, including the litigation settlement, decreased by $1.8 million, or 4.2%, from $43.1 million during the six months ended July 3, 2010 to $41.3 million during the six months ended July 2, 2011.

Continued operating income for the wholesale segment for the second quarter and six months ended July 2, 2011, excluding the litigation settlement of $6.8 million, increased by $1.6 million, or 7.3%, to $23.4 million and increased by $5.0 million, or 11.6%, to $48.1 million, respectively.

Also, for the reasons discussed above, operating income for the retail segment increased by $0.2 million, or 16.7%, from $1.2 million for the three months ended July 3, 2010 to $1.4 million for the three months ended July 2, 2011. The retail segment’s operating income decreased by $0.4 million, or 66.7%, from $0.6 million during the six months ended July 3, 2010 to $0.2 million during the six months ended July 2, 2011.

Interest expense, net

Interest expense, net, was unchanged at $0.3 million for the three months ended July 2, 2011 when compared to the three months ended July 3, 2010. The average balance of total debt outstanding decreased from $71.0 million for the three months ended July 3, 2010 to $69.9 million for the three months ended July 2, 2011, and the average interest rate during the three months ended July 3, 2010 was 1.3% as compared to an average interest rate of 1.2% during the three months ended July 2, 2011.

Interest expense, net, decreased $0.1 million, or 16.7%, from $0.6 million for the six months ended July 3, 2010 to $0.5 million for the six months ended July 2, 2011. The average balance of total debt outstanding decreased from $77.0 million for the six months ended July 3, 2010 to $70.0 million for the six months ended July 2, 2011. The average interest rate during the six months ended July 3, 2010 was unchanged at 1.3% compared to the average interest rate during the six months ended July 2, 2011.

Income tax expense

We review our annual effective tax rate on a quarterly basis and we make necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income and changes to actual or forecasted permanent book to tax differences.  The annual effective tax rate could also be impacted by discrete events that may occur on a quarterly basis.  Examples of such discrete events are changes in valuation allowances, future tax settlements with state, federal or foreign tax authorities or impacts from state, federal or foreign tax law changes.

Our effective income tax rate for the three and six-month periods ended July 2, 2011 was 34.7% and 36.4%, respectively, as compared to an effective income tax rate for the three and six-month periods ended July 3, 2010 of 39.5% and 40.1%, respectively. The lower effective income tax rate in the three and six-month periods ended July 2, 2011 was primarily due to a discrete income tax benefit related to a New Jersey tax law change.  The higher effective rate for the six-months ended July 3, 2010 included non-deductible expenses in connection with the sale of our common stock by one our stockholders.

Net income

For the foregoing reasons, our net income decreased by $2.1 million, or 15.3%, from $13.7 million for the three months ended July 3, 2010 to $11.6 million for the three months ended July 2, 2011.  Excluding the $4.1 million after tax litigation settlement, net income increased by $2.0 million, or 14.6%, from $13.7 million for the three months ended July 3, 2010 to $15.7 million for the three months ended July 2, 2011.

Our net income increased by $0.3 million, or 1.2%, from $25.8 million for the six months ended July 3, 2010 to $26.1 million for the six months ended July 2, 2011.  Excluding the $4.1 million after tax litigation settlement, net income increased by $4.4 million, or 17.1%, from $25.8 million for the six months ended July 3, 2010 to $30.2 million for the six months ended July 2, 2011.

Liquidity and Capital Resources

Operating activities. Cash flows used in operating activities were $22.3 million for the three months ended July 2, 2011 compared to cash flows provided by operating activities of $7.1 million for the six months ended July 3, 2010. This change was primarily driven by the use of cash from operations resulting from changes in working capital, partially offset by an increase in net income. The increase in accounts receivable during the six months ended July 2, 2011 was due to higher sales, which were somewhat offset by higher cash collections. The increase in accounts payable and inventory was the result of new product introductions and supply chain management. The increase in accrued expenses and other current and non-current liabilities was due to the litigation settlement previously discussed.

Investing activities. Cash flows used in investing activities were $3.2 million for the six months ended July 2, 2011 compared to $2.9 million for the six months ended July 3, 2010.  Cash flows used in investing activities for the six months ended July 2, 2011 and July 3, 2010 were for capital expenditures for information technology upgrades, primarily the implementation of an enterprise resource planning system which is being phased in.

Financing activities. Cash flows used in financing activities were $1.3 million for the six months ended July 2, 2011 compared to cash flows used in financing activities of $42.9 million for the three months ended July 3, 2010. The decrease in cash flows used in financing activities was primarily due to the $32.4 million repurchase of our common stock under our stock repurchase plan and the $16.0 million prepayment on our long-term debt in 2010.

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

At July 2, 2011 we had $69.6 million outstanding under our term loan, and $0 outstanding under our revolving loan with approximately $49.3 million available for borrowings, after giving effect to $0.7 million of outstanding letters of credit. Principal payments on the term loan are payable in quarterly installments of $0.3 million with all remaining amounts due in 2014. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. We were in compliance with all debt covenants at July 2, 2011.

Below is a summary of our actual performance under these financial covenants:

	July 2, 2011 Covenant	January 1, 2011 Covenant

Actual fixed charge coverage ratio (a)	2.79 : 1.00	1.80 : 1.00
Minimum fixed charge coverage ratio required (a)	1.25 : 1.00	1.25 : 1.00

Actual fixed charge coverage ratio (b)	1.91 : 1.00	1.40 : 1.00
Minimum fixed charge coverage ratio required (b)	0.85 : 1.00	0.85 : 1.00

Actual leverage ratio (c)	0.29 : 1.00	0.00 : 1.00
Maximum leverage ratio permitted (c)	4.00 : 1.00	4.00 : 1.00

Actual consolidated capital expenditures	$3,197	$6,884
Maximum consolidated capital expenditures permitted	$13,116	$14,106

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

The following table summarizes our significant contractual obligations and commercial commitments at July 2, 2011 and the future periods in which such obligations are expected to be settled in cash. In addition, the table below reflects the timing of principal and interest payments on outstanding borrowings.

	Balance of
	fiscal	In fiscal	In fiscal	In fiscal	In fiscal
(in millions)	2011	2012	2013	2014	2015	Thereafter	Total

Long-term debt	$0.5	$1.1	$1.1	$66.9	$—	$—	$69.6
Interest on long-term debt (1)	0.4	0.8	0.8	0.4	—	—	2.4
Obligations under capital lease (2)	0.2	0.3	0.2	—	—	—	0.7
Operating leases (3)	4.4	7.6	5.4	3.9	2.8	9.2	33.3
Total financial obligations	5.5	9.8	7.5	71.2	2.8	9.2	106.0
Other contractual obligations (4)	2.9	5.2	5.8	8.3	5.1	—	27.3
Purchase obligations (5)	99.6	4.8	—	—	—	—	104.4
Total financial obligations and commitments	$108.0	$19.8	$13.3	$79.5	$7.9	$9.2	$237.7

(1) The interest rate assumed was the rate in effect at July 2, 2011.

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

In addition to the total contractual obligations and commitments included in the table above, we have pension and post-retirement benefit obligations included in other non-current liabilities of $3.8 million and $0.7 million, respectively, at July 2, 2011. As of July 2, 2011, our total liabilities for unrecognized tax benefits and related interest and penalties amounted to $4.1 million (before federal and, if applicable, state effect). Our pension and post-retirement benefit obligations and liabilities for unrecognized tax benefits have not been included in the schedule of cash contractual obligations because we cannot make a reasonable, reliable estimate of the amount and period of related future payments of these liabilities.

Off-Balance Sheet Arrangements. Our most significant off-balance sheet financing arrangements as of July 2, 2011 are non-cancelable operating lease agreements, primarily for our company-operated outlet stores, our company headquarters and our leased distribution centers located in Shannon, Ireland and Fayetteville, North Carolina. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

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

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The adoption of this guidance will have no impact on our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk. We do not believe that we have significant foreign currency transactional exposures. For the three and six-month periods ended July 2, 2011, $10.9 million and $19.4 million, respectively, of our total net sales were in currencies other than the U.S. dollar. During the three and six-month periods ended July 2, 2011, our net sales were favorably impacted by $1.1 million and $1.4 million, respectively, due to fluctuations in foreign currency exchange rates. Most of our purchases are denominated in U.S. dollars. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

Interest Rate Risk. From time to time, we manage our interest rate risk through the use of interest rate swaps. At July 2, 2011, our debt portfolio was composed of variable-rate debt, with no portion hedged. With respect to our variable-rate debt, a 1% change in interest rates would be immaterial.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of July 2, 2011 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ending July 2, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We entered into a settlement agreement with Times Three Clothier, LLC (“Times Three”) of litigation in the Southern District of New York. The settlement ends patent infringement and invalidity lawsuits that we had filed against each other.  In connection with the settlement, we paid Times Three $6.8 million ($4.1 million after tax) and agreed not to assist any third party that may seek to invalidate or render unenforceable the patents.

On March 2, 2010, we filed suit against Times Three in the U.S. District Court for the Southern District of New York, seeking a declaratory judgment that our Flexees® Fat Free Dressing Tank Top does not infringe U.S. Design Patent No. D606,285 (“the 285 patent”) and/or that the 285 patent is invalid. Times Three filed a counterclaim for infringement of the 285 patent and related U.S. Design Patents Nos. D616,627, D622,477 and D623,377. In response, we filed counterclaims seeking a declaration of non-infringement and/or invalidity/unenforceability with respect to each of these patents. We also filed a motion for summary judgment seeking invalidity/unenforceability with respect to each of these patents.

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

101*

Interactive data files: (i) Condensed Consolidated Balance Sheets at July 2, 2011 and January 1, 2011, (ii) Condensed Consolidated Statements of Income for the three and six months ended July 2, 2011 and July 3, 2010, (iii) Condensed Consolidated Statement of Cash Flows for the six months ended July 2, 2011 and July 3, 2010 and (iv) Notes to Consolidated Financial Statements.

* - Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAIDENFORM BRANDS, INC. (Registrant)

Date: August 10, 2011	By:	/s/ Christopher W. Vieth

Name: Christopher W. Vieth
Title: Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Interactive data files: (i) Condensed Consolidated Balance Sheets at July 2, 2011 and January 1, 2011, (ii) Condensed Consolidated Statements of Income for the three and six months ended July 2, 2011 and July 3, 2010, (iii) Condensed Consolidated Statement of Cash Flows for the six months ended July 2, 2011 and July 3, 2010 and (iv) Notes to Consolidated Financial Statements.

* - Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.