Form 10-Q
period 2011-10-01
Maidenform Brands, Inc.
filed 2011-11-10
CIK 1323531

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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
(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2011
Common Stock, $0.01 par value per share	23,499,442 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	October 1,	January 1,
	2011	2011
Assets
Current assets
Cash and cash equivalents	$51,768	$73,221
Accounts receivable, net	85,323	41,431
Inventories	123,728	89,340
Deferred income taxes	14,477	14,477
Prepaid expenses and other current assets	14,029	7,659
Total current assets	289,325	226,128
Property, plant and equipment, net	27,581	25,898
Goodwill	7,162	7,162
Intangible assets, net	93,038	93,855
Other non-current assets	374	540
Total assets	$417,480	$353,583

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$1,100	$1,100
Accounts payable	57,693	30,714
Accrued expenses and other current liabilities	23,739	26,616
Total current liabilities	82,532	58,430
Long-term debt	68,225	69,050
Deferred income taxes	27,683	24,657
Other non-current liabilities	9,888	10,784
Total liabilities	188,328	162,921

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock - $0.01 par value; 10,000,000 shares authorized and none issued and outstanding	—	—
Common stock - $0.01 par value; 100,000,000 shares authorized; 24,399,746 shares issued and 22,913,818 outstanding at October 1, 2011 and 24,399,746 shares issued and 22,781,740 outstanding at January 1, 2011	244	244
Additional paid-in capital	77,407	76,091
Retained earnings	184,338	148,641
Accumulated other comprehensive loss	(4,317)	(4,218)
Treasury stock, at cost (1,485,928 shares at October 1, 2011 and 1,618,006 shares at January 1, 2011)	(28,520)	(30,096)
Total stockholders’ equity	229,152	190,662
Total liabilities and stockholders’ equity	$417,480	$353,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Net sales	$148,224	$145,769	$481,811	$438,092
Cost of sales	100,798	92,975	319,587	279,309
Gross profit	47,426	52,794	162,224	158,783
Selling, general and administrative expenses	31,517	31,620	98,111	94,036
Litigation settlement	—	—	6,750	—
Operating income	15,909	21,174	57,363	64,747

Interest expense, net	227	243	689	798
Income before provision for income taxes	15,682	20,931	56,674	63,949
Income tax expense	5,492	8,143	20,407	25,394
Net income	$10,190	$12,788	$36,267	$38,555
Basic earnings per common share	$0.44	$0.57	$1.59	$1.70
Diluted earnings per common share	$0.44	$0.55	$1.55	$1.65
Basic weighted average number of shares outstanding	22,904,002	22,606,900	22,834,252	22,723,196
Diluted weighted average number of shares outstanding	23,371,945	23,214,735	23,332,432	23,406,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	October 1,	October 2,
	2011	2010
Cash flows from operating activities
Net income	$36,267	$38,555
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	3,414	2,624
Amortization of intangible assets	817	835
Amortization of deferred financing costs	133	138
Stock-based compensation	2,972	2,238
Deferred income taxes	3,014	2,361
Excess tax benefits related to stock-based compensation	(1,078)	(7,789)
Bad debt expense	55	(140)
Other non-cash items	221	1,509
Net changes in operating assets and liabilities
Accounts receivable	(44,051)	(31,274)
Inventories	(34,935)	(23,272)
Prepaid expenses and other current and non-current assets	(3,425)	(859)
Accounts payable	27,003	12,893
Accrued expenses and other current and non-current liabilities	(3,989)	5,785
Income taxes payable	(1,961)	3,784
Net cash (used in) provided by operating activities	(15,543)	7,388
Cash flows from investing activities
Capital expenditures	(4,848)	(4,560)
Net cash used in investing activities	(4,848)	(4,560)
Cash flows from financing activities
Term loan repayments	(825)	(16,825)
Proceeds from stock options exercised	1,521	2,454
Excess tax benefits related to stock-based compensation	1,078	7,789
Payments of employee withholding taxes related to equity awards	(1,286)	(896)
Purchase of common stock for treasury	(1,961)	(32,352)
Payments of capital lease obligations	(208)	(69)
Net cash used in financing activities	(1,681)	(39,899)
Effects of exchange rate changes on cash	619	(173)
Net decrease in cash	(21,453)	(37,244)
Cash and cash equivalents
Beginning of period	73,221	89,159
End of period	$51,768	$51,915

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$730	$743
Income taxes	$19,245	$19,123

Supplemental schedule of non-cash investing and financing activities
Treasury stock issued related to equity award activity	$4,824	$12,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Maidenform Brands, Inc. and its subsidiaries (the “Company,” “we,” “us” or “our”) design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell our products through multiple distribution channels, including department stores and national chain stores (including third party distributors and independent stores), mass merchants (including warehouse clubs), and other (including specialty retailers, off-price retailers and licensees). In addition, we operated 75 retail outlet stores and four kiosks and carts as of October 1, 2011 and 73 retail outlet stores and four kiosks and carts as of October 2, 2010, and sold products on our websites.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position at October 1, 2011, the results of our operations for the three and nine-month periods ended October 1, 2011 and October 2, 2010, and cash flows for the nine months ended October 1, 2011 and October 2, 2010. These adjustments consist of normal recurring adjustments. Operating results for the three and nine-month periods ended October 1, 2011 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at January 1, 2011 has been derived from our audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

We consider all highly liquid investments that have original maturities of three months or less to be cash equivalents. Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at fair value because of the short-term maturity of these instruments. The carrying amount of long-term debt at October 1, 2011 and January 1, 2011 approximates fair value as a result of the variable interest rates being accrued and paid on our debt.

2.                                      DEBT

	October 1,	January 1,
	2011	2011
Long-term debt
Term loan facility	$69,325	$70,150
Current maturities of long-term debt	1,100	1,100
Non-current portion of long-term debt	$68,225	$69,050

At October 1, 2011, we had $69,325 outstanding under our term loan, and $0 outstanding under our revolving loan with approximately $49,325 available for borrowings, after giving effect to $675 of outstanding letters of credit. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. Principal payments on the term loan are payable in quarterly installments of $275 with all remaining amounts due in 2014. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. In addition, subject to specified exceptions and limitations and reinvesting options, partial prepayments of outstanding loans may be required with the proceeds of asset sales, sales of equity and debt securities, and with certain insurance and condemnation proceeds.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Payments due on long-term debt during each of the five years subsequent to October 1, 2011, are as follows:

Balance of fiscal 2011	$275
In fiscal 2012	1,100
In fiscal 2013	1,100
In fiscal 2014	66,850
In fiscal 2015	—
Thereafter	—

3.                                      STOCKHOLDERS’ EQUITY

							Accumulated
	Common		Treasury		Additional		Other	Total
	Stock		Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	$	Shares	$	Capital	Earnings	Loss	Equity

Balance at January 1, 2011	24,399,746	$244	(1,618,006)	$(30,096)	$76,091	$148,641	$(4,218)	$190,662

Stock-based compensation					2,972			2,972
Purchase of common stock for treasury			(73,397)	(1,961)				(1,961)
Equity award activity			205,475	3,537	(1,656)	(570)		1,311
Comprehensive income
Net income						36,267		36,267
Changes during the period							(99)	(99)
Total comprehensive income								36,168

Balance at October 1, 2011	24,399,746	$244	(1,485,928)	$(28,520)	$77,407	$184,338	$(4,317)	$229,152

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

5.                                      STOCK-BASED COMPENSATION

On May 26, 2011, at our annual meeting of stockholders, our stockholders approved the amendment of our 2009 Omnibus Incentive Plan (the “Plan”). In connection with the amendment, the shares set aside and reserved for issuance under the Plan were increased by 4,300,000 shares to 6,450,000 shares. The Plan provides for a variety of vesting dates with the majority of the awards vesting in annual increments of 25% of the number of awards granted over the first four years of the grant and expiring between seven to ten years after the date of grant. At October 1, 2011, a total of 4,551,873 shares were available for future grants under the Plan.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

6.                                      COMPREHENSIVE INCOME

The changes in comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Net income	$10,190	$12,788	$36,267	$38,555
Foreign currency translation adjustments (a)	(1,090)	845	(200)	(206)
Benefit plan deferrals, net of tax (b)	34	26	101	77
Comprehensive income	$9,134	$13,659	$36,168	$38,426

(a)                                  No tax benefit has been provided on the foreign currency translation adjustment due to management’s decision to reinvest the earnings of our foreign subsidiaries indefinitely.

(b)                                Deferred income tax liabilities of $23 and $17 provided for the three-month periods ended October 1, 2011 and October 2, 2010, respectively. Deferred income tax liabilities of $68 and $51 provided for the nine-month periods ended October 1, 2011 and October 2, 2010, respectively.

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

Our effective income tax rate for the three and nine-month periods ended October 1, 2011 was 35.0% and 36.0%, respectively, as compared to an effective income tax rate for the three and nine-month periods ended October 2, 2010 of 38.9% and 39.7%, respectively. The lower effective income tax rate in the three and nine-month periods ended October 1, 2011 was primarily the result of discrete income tax benefits. During the third quarter of 2011, we recorded a benefit from the utilization of research and development credits and during the second quarter of 2011 recorded a benefit related to a New Jersey tax law change.

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Information on segments and reconciliation to income before provision for income taxes, are as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Net sales
Wholesale	$130,271	$128,610	$436,015	$395,127
Retail	17,953	17,159	45,796	42,965
Total	$148,224	$145,769	$481,811	$438,092

Operating income
Wholesale (a)	$13,208	$18,960	$54,439	$61,962
Retail	2,701	2,214	2,924	2,785
Operating income	15,909	21,174	57,363	64,747
Interest expense, net	227	243	689	798
Income before provision for income taxes	$15,682	$20,931	$56,674	$63,949

Depreciation and amortization
Wholesale	$1,118	$939	$3,141	$3,971
Retail	337	335	1,090	920
Total	$1,455	$1,274	$4,231	$4,891

Net sales by geographic area
United States	$134,104	$132,086	$437,662	$402,036
International (b)	14,120	13,683	44,149	36,056
Total	$148,224	$145,769	$481,811	$438,092

Intercompany sales from wholesale to retail	$4,149	$4,310	$11,322	$11,714

	October 1,	January 1,
	2011	2011
Total assets
Wholesale	$389,000	$325,827
Retail	28,480	27,756
Total	$417,480	$353,583

(a) Includes a litigation settlement of $6,750 expense recorded in the nine months ended October 1, 2011.

(b) International net sales are identified as international based on the location of the customer.

At October 1, 2011 and January 1, 2011, our five largest uncollateralized receivables represented approximately 61% and 53% of total accounts receivable.

For the three and nine-month periods ended October 1, 2011 and October 2, 2010, we had two customers, Wal-Mart and Kohl’s, that each accounted for more than 10% of our consolidated net sales.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

9.                                      EARNINGS PER SHARE

The following is a reconciliation of the basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Net income	$10,190	$12,788	$36,267	$38,555
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	22,904,002	22,606,900	22,834,252	22,723,196

Impact of dilutive securities	467,943	607,835	498,180	682,841

Dilutive number of common and common equivalent shares outstanding	23,371,945	23,214,735	23,332,432	23,406,037

Basic earnings per common share	$0.44	$0.57	$1.59	$1.70
Diluted earnings per common share	$0.44	$0.55	$1.55	$1.65

For the three-month periods ended October 1, 2011 and October 2, 2010, approximately 5,000 and 250 equity awards, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect. For the nine-month periods ended October 1, 2011 and October 2, 2010, approximately 7,000 and 54,000 equity awards, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

10.                               COMMITMENTS AND CONTINGENCIES

Purchase commitments

In the normal course of business, we enter into purchase commitments for both finished goods and raw materials. At October 1, 2011, we had purchase commitments of $92,028 and believe that we have adequate reserves for any expected losses arising from all purchase commitments.

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

11.                               ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	October 1,	January 1,
	2011	2011

Payroll and related benefits (including incentive compensation, vacation, and medical insurance)	$8,141	$13,081
Accrued customs duty	4,039	1,485
Accrued other	11,559	12,050
	$23,739	$26,616

Accrued other include, among other items, freight, accrued severance, trade promotion, inventory return accrual and professional fees.

12.                               RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance related to testing goodwill for impairment. The guidance permit an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test prescribed under current accounting rules. Otherwise, the two-step goodwill impairment test is not required. This guidance will be effective beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material effect on our consolidated financial position or results of operations.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance requires retrospective application, and it is effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted. The adoption of this guidance will have no impact on our consolidated financial position or results of operations.

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

We have recently experienced a decrease in our net sales growth rate resulting from a decline in consumer confidence and soft intimate apparel retail trends. In particular, management believes that there are many factors influencing the intimate apparel industry, including but not limited to: consistent demand for foundation garments, consumer demand for innovative and leading brands, sourcing and supply chain efficiencies, continued growth of the mass merchant channel, decline in consumer traffic in our channels increases in the cost of the raw materials used in intimate apparel products and uncertainty surrounding import restrictions.

We believe we are well-positioned to capitalize on or address these trends by, among other things:

•                  continuing to launch innovative products, including our Instant Slimmer shapewear group, which is scheduled to launch 2012;

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

Wholesale segment

The following trends are among the key variables that will affect our wholesale segment:

Department stores and national chain stores. The department stores and national chain stores (including third party distributors and independent stores) are where we generally sell the Maidenform, Control It!, Maidenform’s Charmed, Flexees, Lilyette and Luleh brands. We plan to continue to invest in increasing our net sales with department store and national chain store customers, which we believe is important to our long-term positioning in the channel. We expect the rate of our future net sales growth with department stores to be moderated. We have grown our market share meaningfully in the past several years with department stores and national chain stores, however the third quarter of 2011 included a market share decline. We have customers located outside the United States that purchase our Maidenform, Control It!, Maidenform’s Charmed, Flexees, Lilyette and Luleh brands. The majority of these net sales are included in the department stores and national chain stores channel. We also sell the Donna Karan and DKNY brands in this channel, domestically and internationally, as a result of our license agreement. This agreement grants us the rights to design, source and market a full collection of Donna Karan and DKNY women’s intimate apparel products.

Mass merchants. The mass merchant channel includes both mass merchants and warehouse clubs. We intend to improve our penetration with mass merchants through the use of our Bodymates, Inspirations, Self Expressions and Sweet Nothings brands. We have experienced meaningful growth in this channel over the past several years and expect to continue to achieve growth in the future as we are able to increase both the floor space and number of doors in which our products are sold, both domestically and internationally. We expect that both our net sales to this channel and our net sales to this channel as a percentage of our total net sales are likely to increase over time. The volume and mix of net sales of our brands in the mass merchant channel can vary from period to period based upon strategic changes that our customers may implement from time to time. Net sales to customers in the mass channel that are located outside the United States are included in this channel.

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

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
OPERATING DATA: (in millions)
Wholesale sales	$130.2	$128.6	$436.0	$395.1
Retail sales	18.0	17.2	45.8	43.0
Net sales	148.2	145.8	481.8	438.1
Cost of sales	100.8	93.0	319.6	279.3
Gross profit	47.4	52.8	162.2	158.8
Selling, general and administrative expenses	31.5	31.7	98.0	94.0
Litigation settlement	—	—	6.8	—
Operating income	$15.9	$21.1	$57.4	$64.8

	As a Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
OPERATING DATA:
Wholesale sales	87.9%	88.2%	90.5%	90.2%
Retail sales	12.1	11.8	9.5	9.8
Net sales	100.0	100.0	100.0	100.0
Cost of sales	68.0	63.8	66.3	63.8
Gross profit	32.0	36.2	33.7	36.2
Selling, general and administrative expenses	21.3	21.7	20.4	21.4
Litigation settlement	—	—	1.4	—
Operating income	10.7%	14.5%	11.9%	14.8%

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

	Three Months Ended				Nine Months Ended
	October 1,	October 2,	$	%	October 1,	October 2,	$	%
	2011	2010 (a)	change	change	2011	2010 (a)	change	change
	(in millions)				(in millions)
Department stores and national chain stores	$59.9	$60.4	$(0.5)	(0.8)%	$193.3	$182.6	$10.7	5.9%
Mass merchants	45.1	39.2	5.9	15.1	159.9	127.3	32.6	25.6
Other	25.2	29.0	(3.8)	(13.1)	82.8	85.2	(2.4)	(2.8)
Total wholesale	130.2	128.6	1.6	1.2	436.0	395.1	40.9	10.4

Retail	18.0	17.2	0.8	4.7	45.8	43.0	2.8	6.5

Total consolidated net sales	$148.2	$145.8	$2.4	1.6%	$481.8	$438.1	$43.7	10.0%

(a) Prior period amounts in this table have been reclassified to conform to the current year presentation.

In addition, our mix of products sold worldwide between bras, shapewear, and panties for the three and nine-month periods ended October 1, 2011 and October 2, 2010, respectively, is summarized below:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010 (a)	2011	2010 (a)
Bras	56%	61%	56%	62%
Shapewear	37	32	37	32
Panties	7	7	7	6
	100%	100%	100%	100%

(a) Prior period amounts in this table have been reclassified to conform to the current year presentation.

Net sales

Consolidated net sales increased by $2.4 million, or 1.6%, from $145.8 million for the three months ended October 2, 2010 to $148.2 million for the three months ended October 1, 2011. Consolidated net sales increased by $43.7 million, or 10.0%, from $438.1 million for the nine months ended October 2, 2010 to $481.8 million for the nine months ended October 1, 2011.

Wholesale segment net sales increased by $1.6 million, or 1.2%, from $128.6 million for the three months ended October 2, 2010 to $130.2 million for the three months ended October 1, 2011. Total international net sales, which are included in the wholesale segment, increased by $0.2 million, or 1.4%, from $13.9 million for the three months ended October 2, 2010 to $14.1 million for the three months ended October 1, 2011. International sales benefited from favorable currency exchange rates and increased sales primarily in the United Kingdom which were partially offset by sales declines in Canada and Mexico.    We had lower than anticipated sales in Mexico due to a dispute with Mexican customs that has been resolved. Our department stores and national chain stores channel net sales decreased by $0.5 million, or 0.8%, from $60.4 million for the three months ended October 2, 2010 to $59.9 million for the three months ended October 1, 2011. The decrease was a result of soft intimate apparel retail trends which impacted our bra and pant categories.  These declines were partially offset by increases in the shapewear category and DKNY business.  Our mass merchant channel net sales increased by $5.9 million, or 15.1%, from $39.2 million for the three months ended October 2, 2010 to $45.1 million for the three months ended October 1, 2011. This increase was led by expanded assortments and increased replenishment of our shapewear and bra categories. Other channel net sales, which include sales to specialty retailers, off-price retailers and licensing income, decreased by $3.8 million, or 13.1%, from 29.0 million for the three months ended October 2, 2010 to $25.2 million for the three months ended October 1, 2011.  This decrease was a result of decreased sales to a specialty retailer.

Wholesale segment net sales increased by $40.9 million, or 10.4%, from $395.1 million for the nine months ended October 2, 2010 to $436.0 million for the nine months ended October 1, 2011. This increase was driven by all channels of distribution, except for the other channel, resulting from strong replenishment orders, expanded assortments, new placements and strong sales in the international and DKNY businesses. Total international net sales increased by $8.0 million, or 22.2%, from $36.1 million for the nine months ended October 2, 2010 to $44.1 million for the nine months ended October 1, 2011, resulting from increased sales in most major markets in which we do business, including the United Kingdom, Canada and Mexico, as well as favorable currency exchange rates.  Our department stores and national chain stores channel net sales increased by $10.7 million, or 5.9%, from $182.6 million for the nine months ended October 2, 2010 to $193.3 million for the nine months ended October 1, 2011. Our mass merchant channel net sales increased by $32.6 million, or 25.6%, from $127.3 million for the nine months ended October 2, 2010 to $159.9 million for the nine months ended October 1, 2011. Other channel net sales decreased by $2.4 million, or 2.8%, from $85.2 million for the nine months ended October 2, 2010 to $82.8 million for the nine months ended October 1, 2011.

Net sales in our retail segment increased by $0.8 million, or 4.7%, from $17.2 million for the three months ended October 2, 2010 to $18.0 million for the three months ended October 1, 2011. Net sales in our retail segment increased by $2.8 million, or 6.5%, from $43.0 million for the nine months ended October 2, 2010 to $45.8 million for the nine months ended October 1, 2011. Same store sales, defined as sales from stores open more than one year, for the three and nine-month periods ended October 1, 2011, increased 2.4% and 3.0%, respectively, resulting from improved customer traffic. Our internet sales increased by $0.2 million, or 13.3%, from $1.5 million for the three months ended October 2, 2010 to $1.7 million for the three months ended October 1, 2011 and increased by $1.1 million, or 28.2%, from $3.9 million for the nine months ended October 2, 2010 to $5.0 million for the nine months ended October 1, 2011.

Gross profit

Consolidated gross profit decreased by $5.4 million, or 10.2%, from $52.8 million for the three months ended October 2, 2010 to $47.4 million for the three months ended October 1, 2011. As a percentage of net sales, consolidated gross margins decreased by 420 basis points from 36.2% for the three months ended October 2, 2010 to 32.0% for the three months ended October 1, 2011. Consolidated gross profit increased by $3.4 million, or 2.1%, from $158.8 million during the nine months ended October 2, 2010 to $162.2 million for the nine months ended October 1, 2011. However, as a percentage of net sales, gross profit decreased by 250 basis points from 36.2% for the nine months ended October 2, 2010 to 33.7% for the nine months ended October 1, 2011.

Gross profit as a percentage of net sales for the wholesale segment decreased by 520 basis points from 32.9% for the three months ended October 2, 2010 to 27.7% for the three months ended October 1, 2011. This decrease was primarily driven by increased promotional activity to drive inventory productivity, increased product costs associated with new introductions, and changes in channel and product mix, including a higher percentage of net sales to the mass channel and off-price retailers.  Gross profit as a percentage of net sales for the wholesale segment was 33.6% for the nine months ended October 2, 2010 as compared to 30.8% for the nine months ended October 1, 2011. This decrease of 280 basis points is mainly a result of the reasons mentioned above, in addition to increased panty sales.

Gross profit as a percentage of net sales for the retail segment increased by 180 basis points from 61.0% for the three months ended October 2, 2010 to 62.8% for the three months ended October 1, 2011, and increased 20 basis points from 60.9% for the nine months ended October 2, 2010 to 61.1% for the nine months ended October 1, 2011. These increases are a result of product mix.

Selling, general and administrative expenses (“SG&A”)

Consolidated SG&A decreased by $0.2 million, or 0.6%, from $31.7 million for the three months ended October 2, 2010 to $31.5 million for the three months ended October 1, 2011. As a percentage of net sales, SG&A decreased from 21.7% for the three months ended October 2, 2010 to 21.3% for the three months ended October 1, 2011.

SG&A for our wholesale segment, which includes corporate-related expenses, decreased by $0.5 million, or 2.1%, from $23.4 million for the three months ended October 2, 2010 to $22.9 million for the three months ended October 1, 2011.  The decrease of $0.5 million is primarily a result of decreased professional fees and decreased payroll and related benefits driven by a reduction in incentive pay, partially offset by unfavorable foreign currency expense resulting from fluctuations in currency exchange rates.  As a percentage of net sales, wholesale segment SG&A decreased from 18.2% for the three months ended October 2, 2010 to 17.6% for the three months ended October 1, 2011.

Retail SG&A increased by $0.3 million, or 3.6%, from $8.3 million for the three months ended October 2, 2010 to $8.6 million for the three months ended October 1, 2011.  The increase of $0.3 million is due to increased operating expenses as a result of increased sales, including expenditures for store lease renewals.

Consolidated SG&A increased by $4.0 million, or 4.3%, from $94.0 million for the nine months ended October 2, 2010 to $98.0 million for the nine months ended October 1, 2011. However, as a percentage of net sales, SG&A decreased from 21.4% for the nine months ended October 2, 2010 to 20.4% for the nine months ended October 1, 2011.

SG&A for our wholesale segment increased by $2.3 million, or 3.3%, from $70.6 million for the nine months ended October 2, 2010 to $72.9 million for the nine months ended October 1, 2011. The increase of $2.3 million is a result of increased occupancy costs for additional space at our various locations, increased advertising as we support our new product introductions, increased payroll and related benefits associated with new positions partially offset by a reduction in incentive compensation, and increased variable distribution costs.  However, as a percentage of net sales, wholesale segment SG&A decreased from 17.9% for the nine months ended October 2, 2010 to 16.7% for the nine months ended October 1, 2011.

Retail SG&A increased by $1.7 million, or 7.3%, from $23.4 million for the nine months ended October 2, 2010 to $25.1 million for the nine months ended October 1, 2011.  This increase of $1.7 million is a result if increased variable expenses associated with increased sales as well as store lease renewals.

Litigation settlement

We entered into a settlement agreement with Times Three Clothier, LLC (“Times Three”) of litigation in the Southern District of New York in August of 2011. The settlement ended patent infringement and invalidity lawsuits that we had filed against each other. In connection with the settlement, we paid Times Three $6.8 million ($4.1 million after tax) and agreed not to assist any third party that may seek to invalidate or render unenforceable the patents.

Operating income

Our consolidated operating income, decreased by $5.2 million, or 24.6%, from $21.1 million for the three months ended October 2, 2010 to $15.9 million for the three months ended October 1, 2011. Our consolidated operating income, including the litigation settlement, decreased by $7.4 million, or 11.4%, from $64.8 million for the nine months ended October 2, 2010 to $57.4 million for the nine months ended October 1, 2011.

Continued consolidated operating income for the nine months ended October 1, 2011, excluding the litigation settlement of $6.8 million, decreased $0.6 million, or 0.9%, to $64.2 million.

For the foregoing reasons, operating income for the wholesale segment decreased by $5.7 million, or 30.2%, from $18.9 million for the three months ended October 2, 2010 to $13.2 million for the three months ended October 1, 2011. Operating income for the wholesale segment, including the litigation settlement, decreased by $7.5 million, or 12.1%, from $62.0 million during the nine months ended October 2, 2010 to $54.5 million during the nine months ended October 1, 2011.

Continued operating income for the wholesale segment for the nine months ended October 1, 2011, excluding the litigation settlement of $6.8 million, decreased by $0.7 million, or 1.1%, to $61.3 million.

Also, for the reasons discussed above, operating income for the retail segment increased by $0.5 million, or 22.7%, from $2.2 million for the three months ended October 2, 2010 to $2.7 million for the three months ended October 1, 2011. The retail segment’s operating income increased by $0.1 million, or 3.6%, from $2.8 million during the nine months ended October 2, 2010 to $2.9 million during the nine months ended October 1, 2011.

Interest expense, net

Interest expense, net, was unchanged at $0.2 million for the three months ended October 1, 2011 when compared to the three months ended October 2, 2010. The average balance of total debt outstanding decreased from $70.7 million for the three months ended October 2, 2010 to $69.6 million for the three months ended October 1, 2011, and the average interest rate during the three months ended October 2, 2010 was 1.3% as compared to an average interest rate of 1.2% during the three months ended October 1, 2011.

Interest expense, net, decreased $0.1 million, or 12.5%, from $0.8 million for the nine months ended October 2, 2010 to $0.7 million for the nine months ended October 1, 2011. The average balance of total debt outstanding decreased from $74.9 million for the nine months ended October 2, 2010 to $69.9 million for the nine months ended October 1, 2011. The average interest rate during the nine months ended October 2, 2010 was 1.3% as compared to an average interest rate of 1.2% during the nine months ended October 1, 2011.

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

Our effective income tax rate for the three and nine-month periods ended October 1, 2011 was 35.0% and 36.0%, respectively, as compared to an effective income tax rate for the three and nine-month periods ended October 2, 2010 of 38.9% and 39.7%, respectively. The lower effective income tax rate in the three and nine-month periods ended October 1, 2011 was primarily the result of discrete income tax benefits.  During the third quarter of 2011, we recorded a benefit from the utilization of research and development credits and during the second quarter of 2011 recorded a benefit related to a New Jersey tax law change.

Net income

For the foregoing reasons, our net income decreased by $2.6 million, or 20.3%, from $12.8 million for the three months ended October 2, 2010 to $10.2 million for the three months ended October 1, 2011.

Our net income decreased by $2.3 million, or 6.0%, from $38.6 million for the nine months ended October 2, 2010 to $36.3 million for the nine months ended October 1, 2011.  Excluding the $4.1 million after tax litigation settlement, net income increased by $1.8 million, or 4.7%, from $38.6 million for the nine months ended October 2, 2010 to $40.4 million for the nine months ended October 1, 2011.

Liquidity and Capital Resources

Operating activities. Cash flows used in operating activities were $15.5 million for the nine months ended October 1, 2011 compared to cash flows provided by operating activities of $7.4 million for the nine months ended October 2, 2010. This change was primarily driven by the use of cash from operations resulting from changes in working capital. The increase in accounts receivable during the nine months ended October 1, 2011 was due to higher sales, which were somewhat offset by higher cash collections. The increase in accounts payable and inventory was the result of new product introductions and increased inventory levels to service higher sales volume and order fulfillment. The decrease in accrued expenses and other current and non-current liabilities was primarily the result of lower accrued incentive compensation and the timing of payments.

Investing activities. Cash flows used in investing activities were $4.8 million for the nine months ended October 1, 2011 compared to $4.6 million for the nine months ended October 2, 2010.  Cash flows used in investing activities for the nine months ended October 1, 2011 and October 2, 2010 were for capital expenditures for information technology upgrades, primarily the implementation of an enterprise resource planning system which is being phased in.

Financing activities. Cash flows used in financing activities were $1.7 million for the nine months ended October 1, 2011 compared to cash flows used in financing activities of $39.9 million for the nine months ended October 2, 2010. The decrease in cash flows used in financing activities was primarily due to the $32.4 million repurchase of our common stock under our stock repurchase plan and the $16.0 million prepayment on our long-term debt in 2010.

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

At October 1, 2011 we had $69.3 million outstanding under our term loan, and $0 outstanding under our revolving loan with approximately $49.3 million available for borrowings, after giving effect to $0.7 million of outstanding letters of credit. Principal payments on the term loan are payable in quarterly installments of $0.3 million with all remaining amounts due in 2014. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. We were in compliance with all debt covenants at October 1, 2011.

Below is a summary of our actual performance under these financial covenants:

	October 1, 2011 Covenant	January 1, 2011 Covenant

Actual fixed charge coverage ratio (a)	2.75 : 1.00	1.80 : 1.00
Minimum fixed charge coverage ratio required (a)	1.25 : 1.00	1.25 : 1.00

Actual fixed charge coverage ratio (b)	1.85 : 1.00	1.40 : 1.00
Minimum fixed charge coverage ratio required (b)	0.85 : 1.00	0.85 : 1.00

Actual leverage ratio (c)	0.23 : 1.00	0.00 : 1.00
Maximum leverage ratio permitted (c)	4.00 : 1.00	4.00 : 1.00

Actual consolidated capital expenditures	$4,848	$6,884
Maximum consolidated capital expenditures permitted	$13,116	$14,106

a)             Coverage ratio computed as the ratio of earnings available for fixed charges to fixed charges. Earnings available for fixed charges consist of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) and certain non-cash charges less capital expenditures. Fixed charges consist of consolidated interest expense, scheduled principal payments on our long-term debt, cash taxes paid and permitted restricted junior payments including certain adjustments allowed under our credit facility.

b)             Coverage ratio computed as the ratio of earnings available for fixed charges to fixed charges. Fixed charges consist of consolidated interest expense, scheduled principal payments on our long-term debt, cash taxes paid and permitted restricted junior payments excluding certain adjustments allowed under our credit facility.

c)              Leverage ratio computed as the ratio of total net debt to consolidated EBITDA and certain non-cash charges. Total net debt is defined as total long-term debt less total cash and cash equivalents.

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

The following table summarizes our significant contractual obligations and commercial commitments at October 1, 2011 and the future periods in which such obligations are expected to be settled in cash. In addition, the table below reflects the timing of principal and interest payments on outstanding borrowings.

	Balance of
	fiscal	In fiscal	In fiscal	In fiscal	In fiscal
(in millions)	2011	2012	2013	2014	2015	Thereafter	Total

Long-term debt	$0.2	$1.1	$1.1	$66.9	$—	$—	$69.3
Interest on long-term debt (1)	0.2	0.8	0.8	0.4	—	—	2.2
Obligations under capital lease (2)	0.1	0.3	0.2	—	—	—	0.6
Operating leases (3)	2.2	7.6	5.4	3.9	2.8	9.2	31.1
Total financial obligations	2.7	9.8	7.5	71.2	2.8	9.2	103.2
Other contractual obligations (4)	0.2	5.2	5.8	8.3	5.1	—	24.6
Purchase obligations (5)	39.9	52.1	—	—	—	—	92.0
Total financial obligations and commitments	$42.8	$67.1	$13.3	$79.5	$7.9	$9.2	$219.8

(1) The interest rate assumed was the rate in effect at October 1, 2011.

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

In addition to the total contractual obligations and commitments included in the table above, we have pension and post-retirement benefit obligations included in other non-current liabilities of $3.1 million and $0.7 million, respectively, at October 1, 2011. As of October 1, 2011, our total liabilities for unrecognized tax benefits and related interest and penalties amounted to $3.9 million (before federal and, if applicable, state effect). Our pension and post-retirement benefit obligations and liabilities for unrecognized tax benefits have not been included in the schedule of cash contractual obligations because we cannot make a reasonable, reliable estimate of the amount and period of related future payments of these liabilities.

Off-Balance Sheet Arrangements. Our most significant off-balance sheet financing arrangements as of October 1, 2011 are non-cancelable operating lease agreements, primarily for our company-operated outlet stores, our company headquarters and our leased distribution centers located in Shannon, Ireland and Fayetteville, North Carolina. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

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

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance related to testing goodwill for impairment. The guidance permit an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test prescribed under current accounting rules. Otherwise, the two-step goodwill impairment test is not required. This guidance will be effective beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material effect on our consolidated financial position or results of operations.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance requires retrospective application, and it is effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted. The adoption of this guidance will have no impact on our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk. We do not believe that we have significant foreign currency transactional exposures. For the three and nine-month periods ended October 1, 2011, $10.2 million and $29.6 million, respectively, of our total net sales were in currencies other than the U.S. dollar. During the three and nine-month periods ended October 1, 2011, our net sales were favorably impacted by $0.6 million and $2.0 million, respectively, due to fluctuations in foreign currency exchange rates. Most of our purchases are denominated in U.S. dollars. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

Interest Rate Risk. From time to time, we manage our interest rate risk through the use of interest rate swaps. At October 1, 2011, our debt portfolio was composed of variable-rate debt, with no portion hedged. With respect to our variable-rate debt, a 1% change in interest rates would be immaterial.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. Except as described below, there were no changes in our internal control over financial reporting during our fiscal quarter ending October 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(b) Changes in Internal Controls over Financial Reporting.

During our fiscal quarter ending October 1, 2011, we transitioned certain of our financial and human resource systems to an enterprise resource planning (“ERP”) system. This implementation is part of our ongoing information technology upgrades, and we plan to continue implementing the ERP system throughout other parts of our organization over the course of the next few years. In connection with the implementation and resulting business process changes, we continue to enhance the design and the documentation of our internal control processes to ensure suitable controls over our financial reporting.

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

101*

Interactive data files: (i) Condensed Consolidated Balance Sheets at October 1, 2011 and January 1, 2011, (ii) Condensed Consolidated Statements of Income for the three and nine months ended October 1, 2011 and October 2, 2010, (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended October 1, 2011 and October 2, 2010 and (iv) Notes to Consolidated Financial Statements.

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

MAIDENFORM BRANDS, INC.
(Registrant)

Date: November 9, 2011	By:	/s/ Christopher W. Vieth
Name: Christopher W. Vieth
Title: Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Interactive data files: (i) Condensed Consolidated Balance Sheets at October 1, 2011 and January 1, 2011, (ii) Condensed Consolidated Statements of Income for the three and nine months ended October 1, 2011 and October 2, 2010, (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended October 1, 2011 and October 2, 2010 and (iv) Notes to Consolidated Financial Statements.

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