Form 10-K
period 2011-12-31
Maidenform Brands, Inc.
filed 2012-03-09
CIK 1323531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☒

         As of February 24, 2012, there were 23,522,493 shares of the registrant's common stock, par value $0.01 per share, outstanding.

         The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of July 1, 2011 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $503.9 million computed by reference to the closing price on the New York Stock Exchange on that date. All executive officers, directors and holders of 10% or more of the outstanding common stock of the registrant on that date have been deemed, solely for the purposes of the foregoing calculation, to be "affiliates" of the registrant. The registrant had 23,497,855 shares of common stock, 5,617,634 of which were held by affiliates, outstanding on that date.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

MAIDENFORM BRANDS,INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED December 31, 2011

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

Overview

Our company, Maidenform Brands, Inc., is a global intimate apparel company with a portfolio of established, well-known brands, top-selling products and an iconic heritage. We design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell our products through multiple distribution channels, including department stores and national chain stores (including third party distributors and independent stores), mass merchants (including warehouse clubs), other (including specialty retailers, off-price retailers and licensees), our company-operated outlet stores and our websites. During 2011, approximately 40% of our net sales were to department stores and national chain stores, 32% were to mass merchants, 18% were to other retail channels, and 10% were through our company-operated outlet stores and websites. During our 90-year history, we believe we have built strong equity for our brands and established a platform for growth through a combination of innovative, first-to-market designs and creative advertising campaigns focused on increasing brand awareness with generations of women.

Throughout the last five years, we have increased our net sales by introducing innovative new products, marketing our brands, and expanding our multi-brand, multi-channel distribution model. As a result of these efforts, our net sales have grown from $422.2 million in 2007 to $606.3 million in 2011, representing a compound annual growth rate of 9.5%.

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

Flexees

Flexees is a collection of shapewear products sold primarily at department stores, national chain stores and our company-operated outlet stores and websites. Shapewear products create a more slimmed and toned appearance. Examples of shapewear include thigh slimmers, waist nipper briefs, waist nippers, body briefers,

2011 Form 10-K    I    1

control slips and control camisoles. Most Flexees products serve as an under layer for all types of clothing, offering women comfort and flexibility while slimming and shaping. Flexees' Fat Free Dressing products are meant to be worn alone or under clothing and include primarily tank tops, leggings and boy shorts. Flexees products are designed with shape defining properties to provide a range of control from firm to lighter control. The target consumers of our Flexees products are women between the ages of 25 and 65.

Lilyette

Lilyette is a collection of bras for the full-figured woman sold primarily in department stores, national chains and our company-operated outlet stores and websites. Lilyette bras are targeted at full-figured women between the ages of 25 and 65, and are typically offered in cup sizes of C and larger.

Other Brands

  •
  Bodymates: A collection of bras and panties sold at Costco stores.

  •
  Control It!: A collection of seamless shapewear sold in department stores and national chain stores.

  •
  Inspirations: A collection of bras and shapewear sold at Kmart stores, Sears Canada stores and Meijer stores.

  •
  Luleh: A collection of shapewear sold at Macy's in the United States.

  •
  Self Expressions: A collection of bras, panties and shapewear sold at Target stores in the United States and select stores in Belgium and Germany.

  •
  Sweet Nothings: A collection of bras, panties and shapewear sold at Wal-Mart stores in the United States, Canada, Puerto Rico and certain international locations including Mexico.

  •
  Maidenform's Charmed: A collection of bras and panties targeting junior consumers sold primarily in department stores and our company-operated outlet stores and our website in the United States. The targeted consumers of our Maidenform's Charmed products are junior consumers between the ages of 16 and 22.

  •
  Private label: We use our design and sourcing expertise to produce private label bras and shapewear for certain customers that may not carry our branded products.

Distribution Channels

Our diversified brand and product portfolio allows us to target a variety of channels and price points without causing channel conflict. We operate in two segments, wholesale and retail. Our wholesale segment includes domestic wholesale distribution, international distribution and licensing. Our retail segment includes our company-operated outlet stores and our websites. In 2011, we derived approximately 90% of our net sales from our wholesale segment and approximately 10% of our net sales from our retail segment. See Note 17, "Segment Information," to the audited consolidated financial statements for financial information related to these segments, as well as financial information by geographic area.

2    I    Maidenform Brands, Inc.

Our mix of products sold worldwide is summarized below:

	2011	2010	2009
Bras	55%	61%	63%
Shapewear	38	33	31
Panties	7	6	6

	100%	100%	100%

Domestic Wholesale Distribution

We enjoy longstanding relationships with industry-leading customers in our wholesale channel. Our major wholesale customers include Costco, JCPenney, Kohl's, Macy's, Marmaxx, Target and Wal-Mart. In 2011, net sales from our ten largest customers totaled $429.8 million, or 70.9% of total net sales, and 78.7% of our total wholesale net sales. Wal-Mart and Kohl's each accounted for more than 10% of our net sales in 2011, 2010 and 2009.

Department stores and national chain stores.    Department and national chain stores (including third party distributors and independent stores) are where we generally sell the Maidenform, Control It!, Flexees, Lilyette, Luleh and Maidenform's Charmed brands. We plan to continue to invest in increasing our net sales with department and national chain store customers, which we believe is important to our long-term positioning in the channel. While we have grown our sales meaningfully in the past several years with department stores and national chain stores, we expect the rate of our future net sales growth to be moderate. We have customers located outside the United States that purchase our Maidenform, Control It!, Flexees, Lilyette, Luleh and Maidenform's Charmed brands. The majority of these net sales are included in the department stores and national chain stores channel. We also sell the Donna Karan and DKNY brands in this channel, domestically and internationally, as a result of our license agreement. This agreement grants us the rights to design, source and market a full collection of Donna Karan and DKNY women's intimate apparel products.

Mass merchants.    The mass merchant channel includes both mass merchants and warehouse clubs. We intend to improve our penetration in this channel through the use of Bodymates, Inspirations, Self Expressions and Sweet Nothings brands. We have experienced meaningful growth in this channel over the past several years and expect to continue to achieve modest growth in the future as we are able to increase both the floor space and number of doors in which our products are sold, both domestically and internationally. We expect that both our net sales to this channel and our net sales to this channel as a percentage of our total net sales are likely to increase over time. The volume and mix of net sales of our brands in the mass merchant channel can vary from period to period based upon strategic changes that our customers may implement from time to time. Net sales to customers in the mass merchant channel that are located outside the United States are included in this channel.

Other.    Net sales from this channel include sales to specialty retailers, off-price retailers and royalty income from licensees. We supply private brands to specialty retailers as opportunities present themselves and we continually evaluate this channel for opportunities. The volume and mix of net sales of private label in the other channel can vary significantly from period to period based upon new product introductions. We expect net sales growth to decline in this channel in the near future. Net sales to customers in the other channel that are located outside the United States are included in this channel.

2011 Form 10-K    I    3

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

Domestic Retail Distribution

Company-operated outlet stores.    We currently operate 74 outlet stores through which we primarily sell our branded products. In addition, we sell products such as sleepwear, bra accessories and girls bras under the Maidenform label which we purchase from our licensees and other third-party vendors. We regularly review our real-estate portfolio in order to optimize our store base. Our company-operated outlet stores reduce our dependence on off-price retailers, and increase brand awareness through direct-to-consumer sales of our products. Our retail stores also provide us with a unique opportunity to test consumer response to new products in an environment entirely within our control. Our company-operated outlet stores have an average footprint size of approximately 2400 square feet.

The following table highlights the number of outlet stores opened and closed since the beginning of 2009:

	2011	2010	2009
Beginning fiscal year	73	73	78
Opened	5	2	1
Closed	(4)	(2)	(6)

Ending fiscal year	74	73	73

Our websites.    We sell our products through our websites, www.maidenform.com and www.maidenform.co.uk. Our websites are designed to heighten brand awareness and serve as a channel for our products to be sold directly to consumers. Although we currently do not generate a significant amount of net sales as a percentage of total company net sales through these sites, we expect them to continue to grow.

Merchandising and Design

We continue to focus on innovation across all product lines. Our new product designs are typically conceived by our merchandising teams, which are generally organized by channel (e.g., department stores and national chains or mass merchants) and brands.

Our design and merchandising teams collaborate to develop broad new product concepts that reflect women's changing tastes, new fabric improvements and manufacturing innovations. In addition, the merchandising team for each channel works independently to interpret the broad new product concepts into the price points specific to the channel. We also have research and development personnel who assist in this stage of

4    I    Maidenform Brands, Inc.

development by developing new technologies and meeting with our manufacturers and other component suppliers to review their new technologies. Once the new product concepts are created, our designers develop the detailing and work with our sourcing partners to generate a prototype. Our product and cost engineers work with these new products and sourcing partners to ensure product fit and quality that consistently meets our stringent specifications prior to being manufactured, as well as to ensure products are made in a cost-efficient manner. To further assist these teams, we operate a materials laboratory in Hong Kong.

Our design personnel and research and development team operate as a shared resource available to all merchandising teams.

Sales

Our wholesale customers are served by sales representatives who are generally assigned to specific customers. Existing and potential customers view our latest product lines and place orders throughout the year end and during marketing periods that take place four times a year. Throughout the year, the majority of our products are continuously ordered on a replenishment basis, typically at weekly intervals. In addition, most of our customers order new styles, products or colors in advance in order to ensure sufficient quantities.

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

Competition

The intimate apparel industry is highly competitive. We believe, however, that our combination of brand strength, size, design capability and operational expertise position us well against our competitors. Competition is generally based upon product quality, brand name recognition, price, selection, customer service and purchasing convenience. Our primary competitors include Aerie by American Eagle, Cupid Foundations, Inc., Fruit of the Loom, Inc., Gap Inc., Hanesbrands Inc., Jockey International, Inc., the Lane Bryant division of Charming Shoppes, Inc., the Soma division of Chico's, Inc., Spanx, Triumph International, the Victoria's Secret division of Limited Brands, Inc., Wacoal Corp. and The Warnaco Group, Inc. Additionally, department stores and national chain stores, specialty retailers and other retailers, including our customers, have significant private label product offerings that compete with us. Because of the highly fragmented nature of the industry, we also compete with many small manufacturers and retailers. Some of our competitors are much larger than us and have greater resources than we do.

2011 Form 10-K    I    5

Our competitive strengths include our well-known brands, our multi-channel distribution model, our innovation and our marketing strategies.

Global Sourcing Network

Our products are comprised of raw materials which consist principally of synthetic and cotton-synthetic blends of fabrics and yarns. Raw materials are generally available from multiple sources. Historically, neither we, nor, to our knowledge, any of our third-party contractors, have experienced any significant shortage of raw materials.

Substantially all of our products are imported and are subject to various customs laws. See "Government Regulation". We seek to maintain a balanced portfolio of sourcing countries and factories worldwide to ensure continuity in supply of product.

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

Our sourcing network consists of approximately 43 vendors located in approximately 14 countries. We believe that our sourcing arrangements are sufficient to meet our current operating requirements and provide capacity for growth.

Distribution

We distribute a substantial portion of our products through owned and leased facilities. Our principal distribution facilities are located in Fayetteville, North Carolina and Shannon, Ireland. See Item 2, "Properties". We also distribute products through a third-party distribution facility located in Mexico.

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

6    I    Maidenform Brands, Inc.

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

Each trademark registration in the United States has a duration of ten years and is subject to an indefinite number of renewals for a like period upon appropriate application. The duration of proprietary rights in trademarks, service marks and trade names in the United States, whether registered or not, is predicated on our continued use. Trademarks registered outside of the United States have a duration of between seven and fourteen years depending upon the jurisdiction and are also generally subject to an indefinite number of renewals for a like period upon appropriate application. We are using all of our material marks. Maidenform, Bodymates, Control It!, Flexees, Inspirations, Lilyette, Luleh, Maidenform's Charmed, Self Expressions and Sweet Nothings are some of the trademarks that we have registered with the U.S. Patent and Trademark Office and analogous agencies in a number of other markets where our brands are sold. We have renewed the registrations (or applied for variant forms of the registration, where appropriate, to ensure continued protection) of our material registered trademarks. We plan to continue to use all of our material brand names and marks and to renew the registrations of all of our material registered trademarks so long as we continue to use them. We have granted licenses to other parties to manufacture and sell specified products under our trademarks in specified distribution channels and geographic areas. Some of these license agreements contain minimum annual licensing and advertising commitments. Some are for a short term and may not contain specific renewal options. Other than Donna Karan and DKNY, we do not license from third parties any trademarks that are material to our business.

We also rely in part on patents to protect our intellectual property. As of February 15, 2012, we had four issued patents. These issued patents are scheduled to expire between 2024 and 2028. Additionally, we have seven patent applications pending in the United States. Outside the United States we have one issued patent and 12 patent applications pending. We cannot assure you that our pending patent applications, or any future applications will be approved. Further, we cannot assure you that any issued patents will provide us with significant intellectual property protection or competitive advantages, that they will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

Government Regulation

We are subject to federal, state and local laws and regulations affecting our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the

2011 Form 10-K    I    7

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

Employees

As of December 31, 2011, we had approximately 1,230 employees. We consider our relationships with our employees to be satisfactory and have not experienced any significant interruptions of operations due to labor disagreements. Our union employees are represented by Worker's United and Local 153 of OPEIU. Our union contract with Worker's United, which covers approximately 278 employees at our Fayetteville, North Carolina and Iselin, New Jersey locations, expires in 2012. Our union contract with OPEIU, which covers approximately 9 clerical employees at our headquarters in Iselin, New Jersey, expires in 2012.

Available Information

Our investor relations website can be accessed at www.maidenformbrands.com. There, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, proxy statements, directors and officer reports on Form 3, Form 4 and Form 5, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). The information found on, or that can be accessed through, our website is not part of this or any other report we file with or furnish to the SEC. Further, a copy of this Annual Report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. We also make available on our website the Maidenform Brands, Inc. Global Code of Conduct, our Corporate Governance Guidelines, and the charters for the Audit, Compensation and Nominating and Corporate Governance Committees of the board of directors. You may also obtain copies of these reports and documents, free of charge, by writing to Maidenform Brands, Inc., 485F US Highway 1 South, Iselin, New Jersey 08830.

8    I    Maidenform Brands, Inc.

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

We depend on a limited number of customers for a significant portion of our sales. Net sales from our ten largest customers totaled 70.9%, 71.1% and 70.2% of our total net sales during 2011, 2010 and 2009, respectively. We expect that these customers will continue to represent a significant portion of our net sales in the future. Two customers, Wal-Mart and Kohl's, each accounted for more than 10% of our net sales in 2011, 2010 and 2009. We do not have long-term contracts with any of our customers, as sales to retailers are generally made on an order-by-order basis. Instead, we rely on long-standing relationships and on our position in the marketplace. As a result, we face the risk that one or more of our major customers may significantly decrease its or their business with us or terminate its or their relationship with us. Any such decrease or termination of our major customers' business could result in a material decrease in our sales and operating results.

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

2011 Form 10-K    I    9

loss of a major customer or a reduction in the amount of our products purchased by one or more of our major customers could have a material adverse effect on our business, results of operations or financial condition.

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

The intimate apparel industry is highly competitive. Competition is generally based upon product quality, brand name recognition, price, selection, service and purchasing convenience. Both branded and private brand manufacturers compete in the intimate apparel industry. Our primary competitors include Aerie by American Eagle, Cupid Foundations Inc., Fruit of the Loom, Inc., Gap Inc., Hanesbrands Inc., Jockey International, Inc., the Lane Bryant division of Charming Shoppes, Inc., the Soma division of Chico's, Inc., Spanx, Triumph International, the Victoria's Secret division of Limited Brands, Inc., Wacoal Corp., and The Warnaco Group, Inc. Because of the highly fragmented nature of the balance of the industry, both domestically and internationally, we also compete with many small manufacturers and retailers. Additionally, department stores, specialty retailers and other retailers, including our customers, have significant private brand product offerings that compete with us, and these retailers may choose to source these private brand product offerings directly from third-party manufacturers.

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

10    I    Maidenform Brands, Inc.

We might not be able to compete successfully with these or new competitors in the future. If we fail to compete successfully, our market share and results of operations would be materially and adversely affected.

Deterioration in global or regional economic conditions or other macro-economic factors could adversely affect our business.

Deterioration in global or regional economic conditions or other macro-economic factors could adversely impact our business in a number of ways. Consumer spending in the apparel industry is highly cyclical and may decrease in response to periods of lower disposable income and lack of confidence in future economic prospects for consumers. Our wholesale customers may reduce inventories and cancel orders as a means of anticipating and responding to such periods. Any deterioration in the economy and financial markets could also adversely affect the suppliers from which we source our products, which could have an adverse effect on our operations.

Retail trends could result in increased downward pressure on our prices, reduced floor space for our products and other changes that could be harmful to our business.

Policy changes by our customers, such as reductions in inventory levels, limitations on access to display space, increased centralization of buying decisions, development of private brands and other changes by customers, could result in lower net sales and lower gross margins for us. These policy changes could result in price and other competition that could damage our business. Additionally, as our customers grow larger, they may increasingly require us to provide them with our products on an exclusive basis, which would cause an increase in the number of SKUs we must carry, and, consequently, our inventory levels and working capital requirements could increase. The potential impact of these types of policy changes by our customers has been amplified by previous consolidation of retailers, as each retailer now represents a greater portion of our net sales.

The intimate apparel industry is subject to pricing pressures that may cause us to lower the prices we charge for our products.

Average prices in the intimate apparel industry have generally declined in the past couple of years, primarily as a result of the growth of the mass merchant channel of distribution, increased competition and a promotional retail environment.

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

2011 Form 10-K    I    11

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

12    I    Maidenform Brands, Inc.

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

Our business depends upon the availability of adequate funding. We have satisfied these needs through debt financing and internally-generated funds. In the event of difficulties and disruptions in the financial and credit markets, we may not be able to obtain additional financing, if needed, in amounts or on terms acceptable to us, if at all. If sufficient funds are not available or are not available on terms acceptable to us, our ability to fund our planned expansion, take advantage of markdown acquisition opportunities, develop or enhance our products, or otherwise respond to competitive pressures would be significantly limited. These limitations could materially and adversely affect our business, results of operations and financial condition.

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

2011 Form 10-K    I    13

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

Currently, we source all of our production through a network of various offshore vendors predominately in China, Indonesia and Thailand. There are a myriad of potential events that could disrupt our foreign supply chain, including the following:

  •
  bankruptcy of sourcing partners or limits on their ability to obtain credit to finance production;

  •
  political instability, acts of war or terrorism, or other international events resulting in the disruption of trade with countries where our sourcing partners' manufacturing facilities are located;

  •
  a government or government agency may condemn and convert for public use (i.e. through eminent domain) all or a part of the property owned by one or more of our suppliers, as recently happened to one of our suppliers in China;

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

These and other events could interrupt production in offshore facilities, increase our cost of sales, disrupt merchandise deliveries, delay receipt of the products into the United States or elsewhere or prevent us from sourcing our products at all. Depending on timing, these events could also result in lost sales, cancellation charges, excessive markdowns or increased air freight charges to compensate for late deliveries. Our future performance may be subject to the occurrence of such events, which are beyond our control, and which could have a material adverse effect on our financial condition and results of operations.

14    I    Maidenform Brands, Inc.

The loss of one or more of our suppliers of finished goods or raw materials may interrupt our supplies.

We purchase intimate apparel designed by us from a limited number of third-party manufacturers. In addition, approximately 92% of our total sourcing is concentrated in three foreign countries (China, Indonesia and Thailand). We do not have any material or long-term contracts with any of our suppliers. Furthermore, our finished goods suppliers also purchase the fabrics and accessories used in our products from a limited number of suppliers. The loss of one or more of these vendors could interrupt our supply chain and impact our ability to deliver products to our customers, which would have a material adverse effect on our net sales and profitability.

One of our suppliers in China recently had their property expropriated by the Chinese government. We are in the process of sourcing our products manufactured by such supplier at the supplier's other locations as well as through alternate suppliers. If this supplier is unable to manufacture necessary quantities of goods for us at their other locations or we are unable to identify alternate suppliers with sufficient capacity, our net sales and profitability will decline.

Increases in the price of raw materials used to manufacture our products could materially increase our costs and decrease our profitability.

The principal fabrics used in our business are made from synthetic and cotton-synthetic blends. The prices for these fabrics depend on the market price for the raw materials used to produce them, primarily the chemical components of synthetic fabrics. For instance, volatility in cotton prices can cause the price of synthetic and cotton-synthetic blends to also rise. There can be no assurance that prices for these and other raw materials will not increase in the near future. These raw materials are subject to price volatility caused by weather, supply conditions, power outages, government regulations, economic climate and other unpredictable factors. Fluctuations in crude oil or petroleum prices may also influence the prices of related items such as chemicals, dyestuffs, man-made fiber and foam. Any raw material price increase would increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. In addition, if one or more of our competitors is able to reduce its production costs by taking advantage of any reductions in raw material prices or favorable sourcing agreements, we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have a material and adverse effect on our business, results of operations and financial condition.

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

2011 Form 10-K    I    15

    U.S. government, the Mexican government, or governments in other jurisdictions, such as the European Union and its member countries and Mexico, limiting our ability to import goods from China;

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

We have shifted all of our production to third-party suppliers, primarily in China, Indonesia and Thailand. While we pay these third-party suppliers in U.S. dollars, their costs are typically based upon the local currency of the country in which they operate. Any decrease in the value of the U.S. dollar against these foreign currencies could result in a corresponding increase in our future cost of sales and decrease in our profitability, which could have a material adverse effect on our financial condition and operating results.

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

16    I    Maidenform Brands, Inc.

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

2011 Form 10-K    I    17

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

We rely on our information technology systems to manage internal operations and financial reporting and, through our e-commerce websites, to generate sales of our products. Our computer and communication systems and other operations are vulnerable to damage, cyber attacks, interruption or failure as a result of, among other things, power or telecommunications failures, hardware failures or software errors; human error; computer viruses, acts of vandalism or sabotage (and resulting potential lapses in security), both internal and external; natural disasters, fires, floods or other acts of God; acts of war or terrorism or other armed hostility; and loss of support services from third parties, including those to whom we outsource aspects of our computer infrastructure critical to our business.

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

We are currently upgrading certain of our technology systems, including implementing an enterprise resource planning system which is being phased in and a new point of sales system in our outlet stores. We may experience difficulties in implementing this new technology. We also cannot assure you that we have sufficient personnel to properly respond to system problems. We internally support and maintain many of our computer systems and networks. Our failure to monitor or maintain these systems and networks or, if necessary, to find

18    I    Maidenform Brands, Inc.

a replacement for this technology in a timely and cost-effective manner would have a material adverse effect on our business, financial condition and results of operations.

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

We are a party to contracts with two separate unions. Our contracts with Local 153 of OPEIU and Worker's United both expire in 2012. If we are unable to renew these contracts on satisfactory terms, our labor costs could increase, which would affect our profit margins and could have a material adverse effect on our ability to operate our business and on our results of operations. For example, many of the employees at our Fayetteville distribution center are represented by Worker's United. Strikes, work stoppages or other forms of labor unrest at this distribution center could impair our ability to supply products to our customers, which would reduce our revenues and could expose us to customer claims.

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

2011 Form 10-K    I    19

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

20    I    Maidenform Brands, Inc.

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

At December 31, 2011, we had approximately $18.8 million of federal and state net operating loss carryforwards available for future utilization during the years 2012 through 2023. To the extent any sales of common stock by us or certain of our stockholders results in an "ownership change" within the meaning of Section 382 of the Internal Revenue Code ("Section 382"), we may not be able to realize certain of these net operating loss carryforwards existing at the date of such ownership change or the timing of when we can use these net operating loss carryforwards may be modified. For more information regarding these potential income tax benefits and our net operating loss carryforwards, see the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

2011 Form 10-K    I    21

hiring and retaining highly skilled employees with appropriate qualifications. The location of our corporate offices outside of New York City has made it increasingly difficult to recruit personnel in certain fields, such as marketing and design. We might not be successful in our efforts to recruit and retain the required personnel. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be impacted.

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

In addition, if the market for apparel company stocks or the stock market in general experiences loss of investor confidence during a global economic downturn, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our

22    I    Maidenform Brands, Inc.

common stock might also decline in reaction to events that affect other companies in our industry or related industries even if these events do not directly affect us.

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

As of February 24, 2012, our executive officers, directors and current 5% or greater stockholders (based upon the most recent filings with the SEC with respect to each such stockholder) together beneficially own approximately 54.9% of our common stock outstanding. As a result, these stockholders, should they act together, may be able to influence or control matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. These stockholders may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

2011 Form 10-K    I    23

ITEM 2. PROPERTIES

Our corporate headquarters are leased premises of approximately 81,300 square feet located in Iselin, New Jersey. These leases expire in May 2020.

We currently lease our 11,250 square foot New York City showroom, which is located at 200 Madison Avenue. The lease for the showroom expires in June 2016. We also lease space for sourcing offices in Hong Kong, Indonesia and Bangladesh.

The following table sets forth certain information regarding our distribution centers operated by us at December 31, 2011:

Location	Approximate Square Footage	Title
United States
Fayetteville, NC	262,000	Owned
	148,000	Leased(1)
	59,000	Leased(1)
	393,000	Leased(1)
Europe
Shannon, Ireland	21,000	Leased(2)

(1)
Lease expires in December 2012

(2)
Lease expires in May 2016, but may be terminated by us at any time on one year's notice

We currently operate 74 outlet stores in 27 states and Puerto Rico. All of these store locations are leased with an average remaining lease period of 1.9 years and lease expiration dates ranging from 2012 to 2021.

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

ITEM 4. MINE SAFETY DISCLOSURES

N/A

24    I    Maidenform Brands, Inc.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY
SECURITIES

Price Range and Number of Holders

Our common stock is traded on the New York Stock Exchange under the symbol MFB. The last reported sales price per share of our common stock on February 24, 2012 was $21.45, and on that date there were 99 holders of record of our common stock.

The following table sets forth for the period indicated the high and low sales price per share of our common stock as reported by the New York Stock Exchange.

	2011
	High	Low
First quarter	$29.04	$24.58
Second quarter	31.66	25.81
Third quarter	29.90	21.89
Fourth quarter	25.50	17.30

	2010
	High	Low
First quarter	$22.33	$14.22
Second quarter	25.44	20.17
Third quarter	29.89	19.29
Fourth quarter	29.01	23.77

2011 Form 10-K    I    25

Stock Performance Graph

The graph depicted below compares the performance of our common stock with the cumulative total return of the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the Peer Group Index from December 30, 2006, plus reinvested dividends and distributions through December 31, 2011, the last day of our fiscal year.

Pursuant to the SEC's rules, we created a peer group index with which to compare our stock performance since a relevant published industry or line-of-business index does not exist. We have selected a grouping of companies that we believe share similar characteristics to our own. All of the companies included in the Peer Group Index were, for the relevant period, engaged in some of the businesses in which we are engaged or are companies that are not engaged in businesses in which we participate but we believe share some similar characteristics with ours. The companies included in the Peer Group Index are as follows: Hanesbrands Inc., The Jones Group Inc., Oxford Industries, Inc., Perry Ellis International, Inc., PVH Corp., Ralph Lauren Corporation, V.F. Corporation, The Warnaco Group, Inc., and Carter's, Inc..

Comparison of Cumulative Total Return

Comparison of Cumulative Five Year Total Return

Notes:

(1)
The graph covers the period from December 30, 2006 to December 31, 2011.

(2)
The graph assumes that $100 was invested at the market close on December 30, 2006 in our common stock, in the S&P 500 Index and the Peer Group Index, and that all dividends were reinvested. No cash dividends have been declared on our common stock.

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

26    I    Maidenform Brands, Inc.

Issuer Purchases of Equity Securities

In February 2010, the board authorized a $37.5 million increase in our stock repurchase authorization, raising the total repurchase capacity to $50.0 million. Our stock repurchase program allows us to repurchase our shares from time to time pursuant to existing rules and regulations and other parameters approved by the board of directors. During 2011, we repurchased $2.0 million of common stock at an average price per share of $26.72. During 2010, we repurchased $32.4 million of common stock at an average price per share of $20.30. We elected not to repurchase our common stock during 2009.

We had $15.6 million, $17.6 million and $12.5 million remaining available under our stock repurchase program at the end of 2011, 2010 and 2009, respectively.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans is hereby incorporated by reference to the table in Item 12 of this Annual Report on Form 10-K.

2011 Form 10-K    I    27

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

The following table sets forth selected financial data as of and for the five fiscal years ended December 31, 2011:

	For the Years Ended(1)
	December 31, 2011	January 1, 2011	January 2, 2010	January 3, 2009	December 29, 2007
	(in thousands, except share and per share amounts)
OPERATING DATA:
Wholesale	$545,834	$500,353	$410,493	$355,032	$366,121
Retail	60,493	56,356	55,762	58,510	56,043

Net sales	606,327	556,709	466,255	413,542	422,164
Cost of sales	414,900	356,364	305,272	257,848	256,365

Gross profit(2)	191,427	200,345	160,983	155,694	165,799
Selling, general and administrative expenses(3)(4)	132,202	123,982	107,810	109,781	97,880
Litigation settlement(5)	6,750	—	—	—	—

Operating income	52,475	76,363	53,173	45,913	67,919
Interest expense, net(6)	969	1,054	2,196	4,521	9,029

Income before income taxes	51,506	75,309	50,977	41,392	58,890
Income tax expense(7)(8)	18,314	30,029	13,984	16,672	24,686

Net income	$33,192	$45,280	$36,993	$24,720	$34,204

EARNINGS PER SHARE DATA(9):
Basic earnings per common share	$1.45	$1.99	$1.62	$1.10	$1.50

Diluted earnings per common share	$1.42	$1.94	$1.56	$1.05	$1.43

Basic weighted average number of shares outstanding	22,855,196	22,737,207	22,781,363	22,402,342	22,815,398

Diluted weighted average number of shares outstanding	23,332,405	23,383,311	23,705,836	23,433,107	23,960,606

	December 31, 2011	January 1, 2011	January 2, 2010	January 3, 2009	December 29, 2007
	(in thousands, except share and per share amounts)
BALANCE SHEET DATA (end of period):
Cash and cash equivalents	$68,041	$73,221	$89,159	$43,463	$16,602
Total assets	395,235	353,583	358,742	298,244	279,651
Total indebtedness, including current maturities	69,050	70,150	87,250	88,350	89,725
Total stockholders' equity	223,188	190,662	166,831	119,658	99,617

(Footnotes appear on the next page)

28    I    Maidenform Brands, Inc.

NOTES TO SELECTED FINANCIAL DATA

(1)
Fiscal years 2011, 2010, 2009 and 2007 had 52 weeks compared to 53 weeks in fiscal year 2008. Fiscal 2008 only had four more shipping days than 2011, 2010 and 2009 and only three more shipping days than 2007 that were immaterial to our wholesale segment results. Therefore, the financial results for these fiscal years are comparable. Our retail segment included one more week in fiscal 2008 compared to fiscal years 2011, 2010, 2009 and 2007 but the effect of this extra week on our retail operations was not material.

(2)
Includes charges of $3.8 million for a discontinuation of a product line, reflected in gross profit in 2011.

(3)
Includes a charge for severance expense of $1.2 million related to a corporate workforce reduction, reflected in selling, general and administrative expenses in 2011.

(4)
Our pension plan was frozen effective January 1, 2007 for current employee participants and closed to new entrants. In connection with this freeze, we recognized a non-cash curtailment gain of $6.3 million, reflected in selling, general and administrative expenses in 2007.

(5)
We entered into a litigation settlement in August 2011. In connection with the settlement, we paid $6.8 million.

(6)
Interest expense for 2007 includes charges of $2.4 million for deferred financing fees in connection with the refinancing of our credit facility in that year.

(7)
Income tax expense for 2009, includes a benefit of $6.1 million resulting from the resolution of an Internal Revenue Service ("IRS") audit for the 2005 fiscal year, which was concluded during 2009.

(8)
Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its net operating losses ("NOLs") if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the sixty-month period after the ownership change. Our NOLs are subject to Section 382 limitations. At December 31, 2011, we had approximately $18.8 million of federal and state NOLs available for future utilization during the years of 2012 through 2023. During 2011, our combined limitation for our NOLs was approximately $4.7 million and we utilized all of them. During 2010 and 2009, our combined limitation for our NOLs was approximately $5.5 million in each year and we utilized all of them. During 2008, our combined limitation for our NOLs was approximately $11.5 million and we utilized all of them. During 2007, our combined limitation for our NOLs was approximately $11.7 million and we utilized all of them.

(9)
For the calculation of earnings per share, see notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

2011 Form 10-K    I    29

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

Management Overview

We are a global intimate apparel company with a portfolio of established, well-known brands, top-selling products and an iconic heritage. We design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell our products through multiple distribution channels, including department stores and national chain stores (including third party distributors and independent stores), mass merchants (including warehouse clubs), other (including specialty retailers, off-price retailers and licensees), our company-operated outlet stores and our websites.

We sell our products under some of the most recognized brands in the intimate apparel industry. Our Maidenform, Control It!, Flexees, Lilyette, Luleh and Maidenform's Charmed brands are sold in department stores and national chain stores. Our Bodymates, Inspirations, Self Expressions and Sweet Nothings brands are distributed through mass merchants. These mass merchant brands leverage our product technology, but are separate brands with distinctly different logos. In addition to our owned brands, we also supply private brands to certain retailers, including the Jennifer Lopez brand to be launched at Kohl's during the second half of 2012. We also sell the Donna Karan and DKNY licensed brands in this channel, domestically and internationally, as a result of our license agreement. This agreement grants us the rights to design, source and market a full collection of Donna Karan and DKNY women's intimate apparel products.

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

We believe we are well-positioned to capitalize on or address these trends by, among other things:

  •
  continuing to launch innovative products and new brands;

  •
  increasing our presence in department stores and national chain stores through the use of Maidenform, Control It!, Flexees, Lilyette, Luleh and Maidenform's Charmed brands;

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

Wholesale Segment

Department stores and national chain stores.    The department stores and national chain stores are where we generally sell the Maidenform, Control It!, Flexees, Lilyette, Luleh and Maidenform's Charmed brands. We plan to continue to invest in increasing our net sales with department store and national chain store customers, which we believe is important to our long-term positioning in the channel. While we have grown our sales meaningfully in the past several years with department stores and national chain stores, we expect the rate of our future net sales growth to be moderate. We have customers located outside the United States that purchase our Maidenform, Control It!, Flexees, Lilyette, Luleh and Maidenform's Charmed brands. The majority of these net sales are included in the department stores and national chain stores channel. We also sell the Donna Karan and DKNY brands in this channel, domestically and internationally, as a result of our license agreement. This agreement grants us the rights to design, source and market a full collection of Donna Karan and DKNY women's intimate apparel products.

Mass merchants.    The mass merchant channel includes both mass merchants and warehouse clubs. We intend to improve our penetration with mass merchants through the use of our brands Bodymates, Inspirations, Self Expressions and Sweet Nothings brands. We have experienced meaningful growth in this channel over the past several years and expect to continue to achieve modest growth in the future as we are able to increase both the floor space and number of doors in which our products are sold, both domestically and internationally. We expect that both our net sales to this channel and our net sales to this channel as a percentage of our total net sales are likely to increase over time. The volume and mix of net sales of our brands in the mass merchant channel can vary from period to period based upon strategic changes that our

2011 Form 10-K    I    31

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

customers may implement from time to time. Net sales to customers in the mass channel that are located outside the United States are included in this channel.

Other.    Net sales from this channel include sales to specialty retailers, off-price retailers and royalty income from licensees. We supply private brands to specialty retailers as opportunities present themselves and we continually evaluate this channel for opportunities. The volume and mix of net sales of private label in the other channel can vary significantly from period to period based upon new product introductions. We expect net sales growth to decline in this channel in the near future. Net sales to customers in the other channel that are located outside the United States are included in this channel.

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

We also generate net sales from licensing our brand names to qualified partners for natural line extensions in the intimate apparel market such as girls bras, swimwear and bra accessories. Licensing royalties account for less than 1% of our total net sales. Our licensed products are sold at department stores, at national chains and mass merchants, at our company-operated outlet stores and through our websites. We believe that we can potentially expand our licensing activities beyond our current offerings.

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

Net sales.    Our net sales are derived from two operating segments, wholesale and retail. Net sales from the wholesale segment are recognized when the customer takes possession and are recorded net of cooperative advertising allowances, sales returns, sales discounts, and markdown allowances provided to our customers. Net sales in our retail segment are recognized at the time the customer takes possession of the merchandise at the point-of-sale in our stores, and for our internet sales, when the products are shipped and title passes to the customer.

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

Income taxes.    We account for income taxes using the liability method, which recognizes the amount of income tax payable or refundable for the current year and recognizes deferred tax liabilities and assets for the future tax consequences of the events that have been recognized in the financial statements or tax returns. For those uncertain tax positions where it is "more likely than not" that a tax benefit will be sustained, a tax benefit has been recorded. For those income tax positions where it is not "more likely than not" that a tax benefit will be sustained, no tax benefit has been recognized. Where applicable, associated interest and penalties are recorded. We routinely evaluate all deferred tax assets to determine the likelihood of their realization and record a valuation allowance if it is "more likely than not" that a deferred tax asset will not be realized. For more information, see the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Net operating loss ("NOLs") carryforwards enable a company to apply NOLs incurred during a current period against a future period's profits in order to reduce cash tax liabilities in those future periods. In periods when a company is generating operating losses, its NOLs will increase. The tax effect of the NOLs is recorded as a deferred tax asset. If the company does not believe that it is "more likely than not" that it will be able to utilize the NOLs, it records a valuation allowance against the deferred tax asset. Additionally, Section 382 of the

2011 Form 10-K    I    33

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the sixty-month period after the ownership change. Our NOLs are subject to Section 382 limitations. At December 31, 2011, we had approximately $18.8 million of federal and state NOLs available for utilization in the years from 2012 through 2023.

Results of Operations

Included in this presentation are discussions and reconciliations of SG&A, operating income and net income in accordance with generally accepted accounting principles ("GAAP") to SG&A, operating income and net income excluding a litigation settlement, costs associated with a discontinuation of a product line and severance expense. Each of these adjustments was selected because our management uses these non-GAAP measures in discussing and analyzing our results of operations and because we believe the non-GAAP measures provide investors with greater transparency by helping to illustrate the underlying financial and business trends relating to our results of operations, financial condition and comparability between current and prior periods.

	For the Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
		(in millions)
OPERATING DATA:
Wholesale sales	$545.8	$500.3	$410.5
Retail sales	60.5	56.4	55.8

Net sales	606.3	556.7	466.3
Cost of sales	414.9	356.4	305.3

Gross profit	191.4	200.3	161.0
Selling, general and administrative expenses	132.1	123.9	107.8
Litigation settlement	6.8	—	—

Operating income	$52.5	$76.4	$53.2

34    I    Maidenform Brands, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	As a Percentage of Net Sales
	For the Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
OPERATING DATA:
Wholesale sales	90.0%	89.9%	88.0%
Retail sales	10.0	10.1	12.0

Net sales	100.0	100.0	100.0
Cost of sales	68.4	64.0	65.5

Gross profit	31.6	36.0	34.5
Selling, general and administrative expenses	21.8	22.3	23.1
Litigation settlement	1.1	—	—

Operating income	8.7%	13.7%	11.4%

Our net sales are derived from two segments, wholesale and retail. Our net sales within the wholesale segment are grouped by channel, based upon the brands we sell and the customers to whom we sell, as follows: (1) department stores and national chain stores, (2) mass merchants and (3) other.

Our department stores and national chain stores channel (including third party distributors and independent stores) primarily consists of sales of our Maidenform, Control It!, Flexees, Lilyette, Luleh and Maidenform's Charmed brands on a worldwide basis to customers within this category. Within the mass merchant channel (including warehouse clubs), we sell brands such as Bodymates, Inspirations, Self Expressions and Sweet Nothings that are primarily dedicated to specific customers. These brands are all sold on a worldwide basis to mass merchants and, to a lesser degree, warehouse clubs. Our remaining sales are grouped within a channel designated as other and include private brand products sold to specialty retailers and all brand sales to off-price retail stores. In addition, we include licensing income in our other channel.

	For the Years Ended
	December 31, 2011	January 1, 2011(a)	$ Change	% Change
		(in millions)
Department stores and national chain stores	$245.2	$233.3	$11.9	5.1%
Mass merchants	196.2	158.5	37.7	23.8
Other	104.4	108.5	(4.1)	(3.8)

Total wholesale	545.8	500.3	45.5	9.1

Retail	60.5	56.4	4.1	7.3

Total consolidated net sales	$606.3	$556.7	$49.6	8.9%

(a)
Prior period amounts in this table have been reclassified to conform to the current year presentation.

Fiscal Year Ended December 31, 2011 Compared with Fiscal Year Ended January 1, 2011 (52 Weeks in Each Fiscal Year)

Net sales.    Consolidated net sales increased $49.6 million, or 8.9%, from $556.7 million in 2010 to $606.3 million in 2011. Wholesale segment net sales increased by $45.5 million, or 9.1%, from $500.3 million in 2010 to

2011 Form 10-K    I    35

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

$545.8 million in 2011. Net sales in our retail segment increased by $4.1 million, or 7.3%, from $56.4 million in 2010 to $60.5 million in 2011.

Our department stores and national chain stores channel net sales increased by $11.9 million, or 5.1%, from $233.3 million in 2010 to $245.2 million in 2011. This increase was a result of new product introductions and replenishment orders and continued momentum from products sold under our licensed brands, DKNY and Donna Karan, and our international business. Our mass merchant channel net sales increased by $37.7 million, or 23.8%, from $158.5 million in 2010 to $196.2 million in 2011. This increase was led by expanded assortments, new placements, which resulted in increased replenishment of our shapewear category, and increased replenishment of our bra category. Partially offsetting these sales increases was a decrease in the bra category with a mass customer. Other channel net sales, which includes sales to specialty retailers, off-price retailers and licensing income, decreased by $4.1 million, or 3.8%, from $108.5 million in 2010 to $104.4 million in 2011. This decrease was a result of lower sales to a specialty retailer which more than offset sales increases at off-price retailers. Total international net sales, which are included in the wholesale segment, increased $10.8 million, or 22.7%, from $47.6 million in 2010 to $58.4 million in 2011. This increase was the result of increased sales in most major markets in which we do business, including the United Kingdom, Canada and Mexico, as well as the benefit of favorable currency exchange rates.

Retail segment net sales increased $4.1 million, or 7.3%, from $56.4 million in 2010 to $60.5 million in 2011, with same store sales, defined as stores that have been open for more than one year, increasing 4.0%. This increase was driven by increases in our panties and shapewear categories. Our internet sales increased $1.6 million, or 31.4%, from $5.1 million in 2010 to $6.7 million in 2011.

Gross profit.    Consolidated gross profit decreased by $8.9 million, or 4.4%, from $200.3 million in 2010 to $191.4 million in 2011. As a percentage of net sales, gross profit decreased by 4.4 percentage points from 36.0% in 2010 to 31.6% in 2011.

Gross profit from our wholesale segment decreased by $11.4 million, or 6.9%, from $166.2 million in 2010 to $154.8 million in 2011. As a percentage of net sales, gross profit from our wholesale segment decreased by 4.8 percentage points from 33.2% in 2010 to 28.4% in 2011. This decrease of 480 basis points is mainly a result of changes in channel and product mix representing approximately half of this decrease, with the remaining decrease resulting from increased product costs associated with new introductions, inventory related clearing costs and costs associated with a discontinuation of a product line.

Gross profit from our retail segment increased by $2.5 million, or 7.3%, from $34.1 million in 2010 to $36.6 million in 2011. As a percentage of net sales, gross profit from our retail segment remained unchanged at 60.5% for 2010 and 2011.

Selling, general and administrative expenses (SG&A).    Our consolidated SG&A increased by $8.2 million, or 6.6%, from $123.9 million in 2010 to $132.1 million in 2011. However, as a percentage of net sales, SG&A decreased by 0.5 percentage points from 22.3% in 2010 to 21.8% in 2011.

36    I    Maidenform Brands, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Wholesale segment SG&A, which includes corporate-related expenses, increased by $6.2 million, or 6.7%, from $92.0 million in 2010 to $98.2 million in 2011. The increase of $6.2 million is primarily a result of severance expense related to a corporate workforce reduction of $1.2 million, increased payroll and related benefits of $4.3 million associated with targeted new positions partially offset by a reduction in incentive compensation, increased occupancy costs of $0.9 million for additional space at our various locations, and increased variable distribution costs. Partially offsetting these increases was a decrease in professional and consulting fees of $1.1 million.

Retail segment SG&A increased by $2.0 million, or 6.3%, from $31.9 million in 2010 to $33.9 million in 2011. However, as a percentage of net sales, retail segment SG&A decreased from 56.6% in 2010 to 56.0% in 2011. This increase of $2.0 million is primarily the result of increased variable expenses associated with increased sales as well as store lease renewals.

Litigation settlement.    We entered into a litigation settlement agreement in August 2011. In connection with the settlement, we paid $6.8 million.

Operating income.    Our consolidated operating income decreased $23.9 million, or 31.3%, from $76.4 million in 2010 to $52.5 million in 2011. Operating income, as a percentage of net sales, decreased from 13.7% in 2010 to 8.7% in 2011. Excluding the aforementioned litigation settlement of $6.8 million, costs associated with a discontinuation of a product line of $3.8 million and workforce reduction expense of $1.2 million, continued operating income for 2011 was $64.3 million, or 10.6% of net sales.

For the foregoing reasons, operating income for the wholesale segment decreased by $24.4 million, or 32.9%, from $74.2 million in 2010 to $49.8 million in 2011. Excluding the item previously mentioned, continued operating income for 2011 was $61.6 million, or 11.2% of net sales. Also, for the reasons discussed above, operating income for the retail segment increased by $0.5 million, or 22.7%, from $2.2 million in 2010 to $2.7 million in 2011.

Interest expense, net.    Interest expense, net decreased by $0.1 million, or 9.1%, from $1.1 million in 2010 to $1.0 million in 2011 as we benefited from a lower average interest rate and a lower average debt for 2011 when compared to 2010. The average balance of total debt outstanding decreased from $73.8 million in 2010 to $69.7 million in 2011. The average interest rate during 2010 was 2.3% as compared to an average interest rate of 1.2% in 2011.

Income taxes.    Income tax expense decreased $11.7 million, or 39.0%, from $30.0 million in 2010 to $18.3 million in 2011. Our effective tax rate decreased from 39.9% in 2010 to 35.6% in 2011. The lower effective income tax rate for 2011 is primarily a result of the discrete items recorded during the year such as the utilization of research and development credits and non-recurring state income tax benefits, including the impact of the New Jersey tax law change enacted in the second quarter of 2011.

Net income.    For the foregoing reasons, our net income decreased by $12.1 million, or 26.7%, from $45.3 million in 2010 to $33.2 million in 2011. Earnings per share for 2011 and 2010 were $1.42 and $1.94, respectively. Excluding the aforementioned litigation settlement, costs associated with a discontinuation of a

2011 Form 10-K    I    37

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

product line and the workforce reduction of $7.2 million after tax, or $0.31 earnings per share, net income was $40.4 million, or earnings per share of $1.73 for 2011.

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

2011 Form 10-K    I    39

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

We had $68.0 million and $73.2 million in cash and cash equivalents as of December 31, 2011 and January 1, 2011, respectively. We generated positive cash flow from operations of $4.4 million, $31.3 million and $45.2 million in 2011, 2010 and 2009, respectively.

In 2012, we expect to spend a total of approximately $9.0 million to $11.0 million on capital expenditures, driven by information technology upgrades, including system enhancements specifically related to our corporate, distribution and retail operations.

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

At December 31, 2011, we had $69.1 million outstanding under our Term Loan, and $0 outstanding with approximately $49.3 million available for borrowing under the Revolving Loan, after giving effect to $0.7 million of outstanding letters of credit. Principal payments on the Term Loan are payable in quarterly installments of $0.3 million with all remaining amounts due in 2014. We are permitted to voluntarily prepay all or part of the principal balance of the Term Loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. We made no voluntary prepayments on the Term Loan during 2011.

At December 31, 2011, borrowings under the Term Loan bear interest, at our option, at the London Interbank Offered Rate ("LIBOR") plus 1.0%, or at the base rate. Borrowings under the Revolving Loan bear interest, at our option, at LIBOR plus 0.75%, or at the base rate. The LIBOR margin and the base rate margin will be determined quarterly based on our leverage ratio for the preceding four fiscal quarters.

The financial covenants for this facility include various restrictions with respect to us and our wholly owned subsidiary Maidenform, Inc., including the transfer of assets or the payment of dividends between Maidenform, Inc. and its subsidiaries and us. At December 31, 2011 and January 1, 2011, Maidenform, Inc. had restricted net assets of approximately $221.1 million, or 99.0% of total net assets and $157.7 million, or 82.7% of total net assets, respectively. See Note 20, "Condensed Financial Information of Parent Company," for additional information regarding restricted net assets. We were in compliance with all debt covenants at December 31, 2011 and January 1, 2011.

40    I    Maidenform Brands, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Below is a summary of our actual performance under these financial covenants (dollars in thousands):

	December 31, 2011 Covenant	January 1, 2011 Covenant
Actual fixed charge coverage ratio(a)	2.32 : 1.00	1.80 : 1.00
Minimum ratio required(a)	1.25 : 1.00	1.25 : 1.00
Actual fixed charge coverage ratio(b)	1.51 : 1.00	1.40 : 1.00
Minimum ratio required(b)	0.85 : 1.00	0.85 : 1.00
Actual leverage ratio(c)	0.03 : 1.00	0.00 : 1.00
Maximum ratio permitted(c)	4.00 : 1.00	4.00 : 1.00
Actual consolidated capital expenditures	$8,585	$6,884
Maximum permitted	$13,116	$14,106

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

In February 2010, the board authorized a $37.5 million increase in our stock repurchase authorization, raising the total repurchase capacity to $50.0 million. Our stock repurchase program allows us to repurchase our shares from time to time pursuant to existing rules and regulations and other parameters approved by the board of directors. During 2011, we repurchased $2.0 million of common stock at an average price per share of $26.72. During 2010, we repurchased $32.4 million of common stock at an average price per share of $20.30. We elected not to repurchase our common stock during 2009. We had $15.6 million, $17.6 million and $12.5 million remaining available under our stock repurchase program at the end of 2011, 2010 and 2009, respectively.

Operating activities.    In 2011, 2010 and 2009, we generated $4.4 million, $31.3 million and $45.2 million, respectively, of cash flow from operations. The decrease in 2011 compared to 2010 was primarily driven by the decrease in net income and changes in working capital. The increase in accounts receivable during 2011 was due to higher sales, which were somewhat offset by higher cash collections. The increase in inventory and accounts payable was the result of new product introductions and increased inventory levels to service higher sales volume and order fulfillment. The decrease in income tax payable is primarily due to lower taxable income generated in the fourth quarter of 2011 resulting in an overpayment of estimated tax.

The decrease in 2010 compared to 2009 was primarily driven by changes in working capital, partially offset by the increase in net income. The increase in inventory was the result of investments made to service a higher

2011 Form 10-K    I    41

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

sales volume and order fulfillment, new product introductions and supply chain management. The decrease in accounts payable was primarily a result of the timing of inventory receipts and payments.

Investing activities.    Cash flows used in investing activities were $8.6 million in 2011, $6.9 million in 2010 and $4.1 million in 2009. Capital expenditures during 2011, 2010 and 2009 primarily related to information technology upgrades, including the implementation of an enterprise resource planning system which started in 2009 and are being phased in, the implementation of retail systems which are expected to be placed into service during the second half of 2012 and the re-launch of our e-commerce website in 2010. In addition to capital expenditures, 2009 included the proceeds received from the sale of our previous corporate headquarters.

Financing activities.    Cash flows used in financing activities were $2.0 million in 2011 compared to cash flows used in financing activities of $40.3 million in 2010 and cash flows provided by financing activities of $4.6 million in 2009. The decrease in cash flows used in financing activities was primarily due to no prepayments on our long-term debt in 2011 and less common stock repurchases in 2011 compared to 2010. The increase in cash flows used in financing activities in 2010 compared to 2009 was primarily due to the $32.4 million repurchase of our common stock under our stock repurchase plan and the $16.0 million prepayment on our long-term debt.

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

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2011 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional details regarding these obligations are provided in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	In Fiscal
	2012	2013	2014	2015	2016	Thereafter	Total
	(in millions)
Long-term debt	$1.1	$1.1	$66.9	$—	$—	$—	$69.1
Interest on long-term debt(1)	0.9	0.9	0.4	—	—	—	2.2
Obligations under capital lease(2)	0.3	0.2	—	—	—	—	0.5
Operating leases(3)	9.5	6.6	5.1	3.7	2.7	7.8	35.4

Total financial obligations	11.8	8.8	72.4	3.7	2.7	7.8	107.2

Other contractual obligations(4)	5.2	5.8	8.3	5.1	—	—	24.4
Purchase obligations(5)	117.9	—	—	—	—	—	117.9

Total financial obligations and commitments	$134.9	$14.6	$80.7	$8.8	$2.7	$7.8	$249.5

(1)
The interest rate assumed was the rate in effect at December 31, 2011.

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

As of December 31, 2011, our total liabilities for unrecognized tax benefits and related interest and penalties amounted to $3.2 million (before federal and, if applicable, state effect). We also have pension and postretirement benefit obligations included in other non-current liabilities, as further described in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The liabilities for unrecognized tax benefits and pension and postretirement benefit obligations have not been included in the schedule of cash contractual obligations above because we cannot make a reasonably reliable estimate of the amount and period of related future payments of these liabilities.

We expect to contribute approximately $1.1 million to our pension and postretirement plans during 2012.

Off-balance sheet arrangements.    Our most significant off-balance sheet financing arrangements as of December 31, 2011 are non-cancelable operating lease agreements, primarily for our company-operated outlet stores, our corporate headquarters and our leased distribution centers located in Shannon, Ireland and Fayetteville, North Carolina. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

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

2011 Form 10-K    I    43

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

Goodwill and intangible assets.    Goodwill and other intangible assets with indefinite useful lives are evaluated by us for impairment on an annual basis, or more frequently if certain events occur or circumstances exist. We evaluated goodwill and intangible assets during the fourth quarter of 2011 and determined that no impairment exists and no reporting unit was at risk. We had zero cumulative impairment losses for 2011 and 2010.

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

Impairment of long-lived assets.    Long-lived assets, primarily property and equipment, and intangible assets with finite lives, are periodically reviewed and evaluated by us when events and circumstances indicate that the carrying amount of these assets may not be recoverable. For long-lived assets, this evaluation is based on the expected future undiscounted operating cash flows of the related assets. Should such evaluation result in us concluding that the carrying amount of long-lived assets has been impaired, an appropriate write-down to their fair value would be recorded. At December 31, 2011 and January 1, 2011 we had $1.4 million of cumulative impairment losses. Included in 2010 amortization expense is $1.4 million related to the impairment of an intangible asset, which we determined had no future benefit.

44    I    Maidenform Brands, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenue recognition.    Net sales from the wholesale segment are recognized when the customer takes possession, at which time title and the risks and rewards of ownership pass to the customer and persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable, and payment is reasonably assured. In the case of sales by our retail operations, net sales are recognized at the time the customer takes possession of the merchandise at the point-of-sale in our stores, and for our internet sales, when the products are received by the customer. Reserves for sales returns, markdown allowances, cooperative advertising, discounts and other customer deductions are provided when sales are recorded or when the commitment is incurred.

Income taxes.    We account for income taxes using the liability method which recognizes the amount of income tax payable or refundable for the current year and recognizes deferred tax liabilities and assets for the future tax consequences of the events that have been recognized in the financial statements or tax returns. For those uncertain tax positions where it is "more likely than not" that a tax benefit will be sustained, a tax benefit has been recorded. For those income tax positions where it is not "more likely than not" that a tax benefit will be sustained, no tax benefit has been recognized. Where applicable, associated interest and penalties are recorded. We routinely evaluate all deferred tax assets to determine the likelihood of their realization and record a valuation allowance if it is "more likely than not" that a deferred tax asset will not be realized. This assessment requires us to consider all available positive and negative evidence to determine whether, based on such evidence, it is "more likely than not" that our net deferred tax assets will be realized in future periods.

Accrued expenses.    Accrued expenses for health insurance, workers' compensation insurance, incentive compensation, professional fees, and other outstanding obligations are based on actual commitments. These estimates are updated periodically as additional information becomes available.

Pension Plan.    The long-term rate of return for our pension plan is established via a building block approach with proper consideration of diversification and rebalancing. Historical markets are studied and long-term historical relationships between equity and fixed-income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital market assumptions are determined. We employ a total return investment approach whereby a mix of equities and fixed-income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The assets of our pension plan are held in pooled-separate accounts and are invested in mutual funds consisting of a diversified blend of equity and fixed income securities. We use this investment approach in order to meet its diversification and asset allocation goals. Furthermore, equity investments are diversified across domestic and foreign stocks, as well as growth, value, and small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies. We expect to contribute approximately $1.0 million to our pension plan in 2012.

At December 31, 2011, we used a discount rate assumption of 4.5% based upon the index fund that closely matches our expected pension benefit payouts. At December 31, 2011, we used a long-term rate of return assumption of 8.5% based on the investment return of our pension plan assets, which are primarily in equity securities.

2011 Form 10-K    I    45

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Effective on January 1, 2007, the Company's pension plan was frozen. See notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board ("FASB") issued guidance related to testing goodwill for impairment. The guidance permit an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test prescribed under current accounting rules. Otherwise, the two-step goodwill impairment test is not required. We do not expect the adoption of this guidance to have an impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. In December 2011, the FASB issued guidance to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We do not expect the adoption of this guidance to have an impact on our consolidated financial position or results of operations.

46    I    Maidenform Brands, Inc.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk.    We do not believe that we have significant foreign currency transactional exposures. Our net sales for the years ended 2011, 2010 and 2009 in currencies other than U.S. dollars were approximately $39.2 million, $34.3 million and $29.2 million, respectively. During 2011 and 2010, our net sales were favorably impacted by $1.8 million and $0.3 million, respectively, due to fluctuations in foreign currency exchange rates. During 2009, our net sales were unfavorably impacted by $2.1 million due to fluctuations in foreign currency exchange rates. Most of our purchases are denominated in U.S. dollars. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

Interest rate risk.    From time to time, we manage our interest rate risk through the use of interest rate swaps. Our last swap contract matured on December 31, 2009. At December 31, 2011, our debt portfolio was comprised of variable-rate debt, with no portion hedged. We estimate that a 1% change in interest rates would have had a $0.7 million impact on our interest expense for 2011 and 2010, respectively, and a $0.8 million impact on our interest expense for 2009.

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

Seasonality.    We have not experienced any significant seasonal fluctuations in our net sales or our profitability.

2011 Form 10-K    I    47

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

48    I    Maidenform Brands, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Maidenform Brands, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Maidenform Brands, Inc. and its subsidiaries at December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
March 9, 2012

2011 Form 10-K    I    49

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2011	January 1, 2011
Assets
Current assets
Cash and cash equivalents	$68,041	$73,221
Accounts receivable, net	54,517	41,431
Inventories	113,200	89,340
Deferred income taxes	15,357	14,477
Prepaid expenses and other current assets	14,310	7,659

Total current assets	265,425	226,128
Property, plant and equipment, net	29,497	25,898
Goodwill	7,162	7,162
Intangible assets, net	92,765	93,855
Other non-current assets	386	540

Total assets	$395,235	$353,583

Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$1,100	$1,100
Accounts payable	38,425	30,714
Accrued expenses and other current liabilities	24,967	26,616

Total current liabilities	64,492	58,430
Long-term debt	67,950	69,050
Deferred income taxes	25,108	24,657
Other non-current liabilities	14,497	10,784

Total liabilities	172,047	162,921

Commitments and contingencies (Note 6 and 13)
Stockholders' equity
Preferred stock—$0.01 par value; 10,000,000 shares authorized and none issued and outstanding	—	—
Common stock—$0.01 par value; 100,000,000 shares authorized; 24,399,732 shares issued and 22,922,969 outstanding at December 31, 2011 and 24,399,746 shares issued and 22,781,740 outstanding at January 1, 2011	244	244
Additional paid-in capital	78,362	76,091
Retained earnings	181,227	148,641
Accumulated other comprehensive loss	(8,301)	(4,218)
Treasury stock, at cost (1,476,763 shares at December 31, 2011 and 1,618,006 shares at January 1, 2011)	(28,344)	(30,096)

Total stockholders' equity	223,188	190,662

Total liabilities and stockholders' equity	$395,235	$353,583

The accompanying notes are an integral part of these consolidated financial statements.

50    I    Maidenform Brands, Inc.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	For the Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Net sales	$606,327	$556,709	$466,255
Cost of sales	414,900	356,364	305,272

Gross profit	191,427	200,345	160,983
Selling, general and administrative expenses	132,202	123,982	107,810
Litigation settlement	6,750	—	—

Operating income	52,475	76,363	53,173
Interest expense, net	969	1,054	2,196

Income before provision for income taxes	51,506	75,309	50,977
Income tax expense	18,314	30,029	13,984

Net income	$33,192	$45,280	$36,993

Basic earnings per common share	$1.45	$1.99	$1.62

Diluted earnings per common share	$1.42	$1.94	$1.56

Basic weighted average number of shares outstanding	22,855,196	22,737,207	22,781,363

Diluted weighted average number of shares outstanding	23,332,405	23,383,311	23,705,836

The accompanying notes are an integral part of these consolidated financial statements.

2011 Form 10-K    I    51

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
	Shares	$	Shares	$
Balance at January 3, 2009	23,488,357	$235	(992,354)	$(13,982)	$60,567	$78,246	$(5,408)	$119,658
Stock-based compensation					2,389			2,389
Equity award activity	492,751	5	352,690	4,965	3,618	(2,820)		5,768
Comprehensive income
Net income						36,993		36,993
Changes during the period (see Note 11)							2,023	2,023

Total comprehensive income								39,016

Balance at January 2, 2010	23,981,108	240	(639,664)	(9,017)	66,574	112,419	(3,385)	166,831
Stock-based compensation					3,033			3,033
Purchase of common stock for treasury			(1,593,675)	(32,352)				(32,352)
Equity award activity	418,638	4	615,333	11,273	6,484	(9,058)		8,703
Comprehensive income
Net income						45,280		45,280
Changes during the period (see Note 11)							(833)	(833)

Total comprehensive income								44,447

Balance at January 1, 2011	24,399,746	244	(1,618,006)	(30,096)	76,091	148,641	(4,218)	190,662
Stock-based compensation					4,048			4,048
Purchase of common stock for treasury	(14)		(73,397)	(1,961)				(1,961)
Equity award activity			214,640	3,713	(1,777)	(606)		1,330
Comprehensive income
Net income						33,192		33,192
Changes during the period (see Note 11)							(4,083)	(4,083)

Total comprehensive income								29,109

Balance at December 31, 2011	24,399,732	$244	(1,476,763)	$(28,344)	$78,362	$181,227	$(8,301)	$223,188

The accompanying notes are an integral part of these consolidated financial statements.

52    I    Maidenform Brands, Inc.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Cash flows from operating activities
Net income	$33,192	$45,280	$36,993
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	4,706	3,654	3,278
Amortization of intangible assets	1,090	1,111	1,160
Amortization of deferred financing costs	178	202	185
Stock-based compensation	4,048	3,033	2,389
Deferred income taxes	1,317	2,604	(5,615)
Excess tax benefits related to stock-based compensation	(1,075)	(7,719)	(3,296)
Bad debt expense	47	(437)	(134)
Other non-cash items	43	1,176	(2,168)
Net changes in operating assets and liabilities
Accounts receivable	(13,754)	1,753	(3,700)
Inventories	(24,753)	(11,769)	(12,410)
Prepaid expenses and other current and non-current assets	(3,525)	217	(404)
Accounts payable	7,779	(12,751)	11,799
Accrued expenses and other current and non-current liabilities	(2,004)	(280)	7,843
Income taxes payable	(2,927)	5,242	9,273

Net cash provided by operating activities	4,362	31,316	45,193

Cash flows from investing activities
Capital expenditures	(8,585)	(6,884)	(5,894)
Proceeds from sale of assets	—	—	1,817

Net cash used in investing activities	(8,585)	(6,884)	(4,077)

Cash flows from financing activities
Term loan repayments	(1,100)	(17,100)	(1,100)
Proceeds from stock options exercised	1,545	2,460	2,759
Excess tax benefits related to stock-based compensation	1,075	7,719	3,296
Payments of capital lease obligations	(283)	(92)	(193)
Purchase of common stock for treasury	(1,961)	(32,352)	—
Payments of employee withholding taxes related to equity awards	(1,288)	(898)	(204)

Net cash (used in) provided by financing activities	(2,012)	(40,263)	4,558
Effects of exchange rate changes on cash	1,055	(107)	22

Net (decrease) increase in cash	(5,180)	(15,938)	45,696
Cash and cash equivalents
Beginning of period	73,221	89,159	43,463

End of period	$68,041	$73,221	$89,159

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$973	$988	$2,460

Income taxes	$19,331	$21,965	$12,301

Supplemental schedule of non-cash investing and financing activities
Treasury stock issued related to equity award activity	$5,001	$12,126	$5,156

Equipment acquired with capital lease obligations	$—	$603	$—

The accompanying notes are an integral part of these consolidated financial statements.

2011 Form 10-K    I    53

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

1. Nature of Operations

Maidenform Brands, Inc. and its subsidiaries (the "Company," "we," "us" or "our") design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels including department stores and national chain stores (including third party distributors and independent stores), mass merchants (including warehouse clubs), and other (including specialty retailers, off-price retailers and licensees). In addition, we operated 74 retail outlet stores as of December 31, 2011 and 73 retail outlet stores as of January 1, 2011, and sell products on our websites.

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

Fiscal Reporting Period

We report our annual results of operations based on a fiscal period comprised of 52 or 53 weeks. Our fiscal years 2011, 2010 and 2009 ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively. Unless otherwise stated, references to years in the financial statements refer to fiscal years.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these instruments. The carrying amount of long-term debt at December 31, 2011 and January 1, 2011 approximates fair value as a result of the variable interest rates being accrued and paid on our debt.

Foreign Currency Translation

The functional currency for our consolidated foreign subsidiaries is their local currencies. Assets and liabilities of these subsidiaries are translated at the current exchange rates in effect at the balance sheet dates while net sales and expenses are translated at the average exchange rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Realized and unrealized gains and losses from foreign currency transactions are reflected in our consolidated statements of income. Gains and losses on foreign currency transactions amounted to a loss of $1,212 for 2011 and gains of $238 and $359 for 2010 and 2009, respectively, and are included in selling, general and administrative expenses.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are classified as cash.

54    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable

Accounts receivable consists primarily of amounts due from customers. We provide reserves for accounts receivable that may not be realized as a result of uncollectibility, sales returns, markdowns, and other customer allowances. Reserves are determined based on actual commitments, historical experience, credit quality, age of accounts receivable balances, and existing economic conditions. Reserves provided for accounts receivable aggregated $20,157 and $14,981 at December 31, 2011 and January 1, 2011, respectively. We believe these reserves provide reasonable assurance that such balances are reflected at net realizable value.

Inventories

Inventories are stated at the lower of cost or market. The cost of wholesale inventory is based on standard costs, which approximate first-in, first-out (FIFO), while the cost of product acquired from third parties for sale through our retail segment is based on the retail inventory method. Inventories at December 31, 2011 and January 1, 2011 consist of finished goods inventory.

Property, Plant and Equipment

Property, plant and equipment additions are recorded at cost. Equipment under capital leases and related obligations are recorded at an amount equal to the present value of future minimum lease payments computed on the basis of our incremental borrowing rate or, when known, the interest rate implicit in the lease. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful lives of the respective assets or the life of the lease, which ranges from 1 month to 10 years. Depreciation of equipment under capital leases is computed using the straight-line method based upon the non-cancelable lease term of the applicable lease or the estimated useful life of the assets, whichever is applicable, and is included in depreciation expense. We have capitalized certain costs incurred in connection with the development of internal-use software, including the implementation of an enterprise resource planning system, which are included in construction in progress. The software costs include significant purchases of software and internal and external costs incurred during the application development stages. We also capitalize interest on internal software development projects.

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

2011 Form 10-K    I    55

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

initial lease term. The difference in lease expense charged to earnings in any year and amounts payable under the leases during that year is recorded as deferred rent.

If we receive landlord incentives or allowances for leasehold improvements, the incentive or allowance is recorded as deferred rent and amortized as a reduction to lease expense over the initial lease term.

Goodwill and Intangible Assets

Goodwill and other intangible assets with indefinite useful lives are evaluated by us for impairment on an annual basis, or more frequently if certain events occur or circumstances exist. We evaluated our goodwill and intangible assets during the fourth quarter of 2011 and determined that no impairment exists with no reporting unit at risk. We had zero cumulative impairment losses during 2011 and 2010.

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

Impairment of Long-lived Assets

Long-lived assets, primarily property and equipment, and intangible assets with finite lives, are periodically reviewed and evaluated by us when events and circumstances indicate that the carrying amount of these assets may not be recoverable. This evaluation is based on the expected future undiscounted operating cash flows of the related assets. Should such evaluation result in us concluding that the carrying amount of long-lived assets has been impaired, an appropriate write-down to their fair value would be recorded. For 2011 and 2010 we had $1,432 of cumulative impairment losses. Included in 2010 amortization expense is $1,432 related to the impairment of an intangible asset, which we determined had no future benefit.

Deferred Financing Costs

Debt financing costs are deferred and amortized to interest expense using the effective interest method over the term of the related debt instrument.

Derivative Instruments and Hedging Activities

From time to time, we may use financial instruments in the form of interest rate swaps to minimize our interest rate fluctuations. It is our policy to execute such instruments with banks we believe to be creditworthy and not

56    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to enter into derivative financial instruments for speculative purposes. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Hedge ineffectiveness is measured at least quarterly based on the relative changes in fair value between the swap contract and the hedged item over time. Cash payments or receipts between us and the counterparties to the swap agreement are recorded as an adjustment to interest expense.

Comprehensive Income

Comprehensive income includes net income and adjustments for foreign currency translation, benefit plan deferrals and unrealized income (loss) on cash flow hedges, when applicable.

Revenue Recognition

Net sales from our wholesale operations are recognized when the customer takes possession, at which time title and the risks and rewards of ownership pass to the customer and persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable, and payment is reasonably assured. Reserves for sales returns, markdown allowances, cooperative advertising, discounts and other customer deductions are provided when net sales are recorded or when the commitment is incurred. In the case of sales by our retail operations, net sales are recognized at the time the customer takes possession of the merchandise at the point-of-sale in our stores, and for our internet sales, when the products are received by the customer.

Royalties and License Fees

We license certain of our trademarks including Maidenform, Sweet Nothings, Self Expressions and others to qualified companies for use on intimate apparel, sleepwear and other products. These royalties are recorded as earned, based upon the sale of licensed products by our licensees. Royalty income included in net sales amounted to $2,968, $3,219 and $3,242 for 2011, 2010 and 2009, respectively.

Shipping and Handling Expense

Shipping and handling expenses incurred in connection with our distribution centers include shipping supplies, related labor costs, third-party shipping costs, and certain distribution overhead. Such costs are generally absorbed by us and are included in selling, general and administrative expenses. These costs amounted to $20,536, $16,022 and $13,481 for 2011, 2010 and 2009, respectively.

With respect to the freight component of our shipping and handling costs, most customers arrange for the shipping of our product and pay the related freight costs directly to third-party freight carriers. However, in limited circumstances, we arrange and pay the freight for these customers and bill them for this service and these amounts are immaterial.

Advertising Expense

All advertising-related production costs are charged to expense when the advertisement is first shown in media. Production costs included in prepaid expenses and other current assets were $918 and $658 at

2011 Form 10-K    I    57

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and January 1, 2011, respectively. Advertising expense included in selling, general and administrative expenses was $10,564, $9,944 and $8,457 for 2011, 2010 and 2009, respectively.

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

For those uncertain tax positions where it is "more likely than not" that a tax benefit will be sustained, a tax benefit has been recorded. For those income tax positions where it is not "more likely than not" that a tax benefit will be sustained, no tax benefit has been recognized. Where applicable, associated interest and penalties are recorded. We routinely evaluate all deferred tax assets to determine the likelihood of their realization and record a valuation allowance if it is "more likely than not" that a deferred tax asset will not be realized. This assessment requires us to consider all available positive and negative evidence to determine whether, based on such evidence, it is "more likely than not" that our net deferred tax assets will be realized in future periods. See Note 12, "Income Taxes," for additional information regarding income taxes.

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

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board ("FASB") issued guidance related to testing goodwill for impairment. The guidance permit an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test prescribed under current accounting rules. Otherwise, the two-step goodwill impairment test is not required. We do not expect the adoption of this guidance to have an impact on our consolidated financial position or results of operations.

58    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. In December 2011, the FASB issued guidance to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We do not expect the adoption of this guidance to have an impact on our consolidated financial position or results of operations.

3. Property, Plant and Equipment

Property, plant and equipment at December 31, 2011 and January 1, 2011 consist of the following:

	December 31, 2011	January 1, 2011
Land	$550	$550
Buildings and building improvements	6,853	6,848
Machinery and equipment	4,792	4,842
Furniture, fixtures, equipment and technology	24,869	16,972
Construction-in-progress	4,698	5,181
Leasehold improvements	10,658	10,521

	52,420	44,914
Less—accumulated depreciation and amortization	(22,923)	(19,016)

	$29,497	$25,898

Construction-in-progress at December 31, 2011 and January 1, 2011, mainly consist of costs related to information technology upgrades, primarily the implementation of an enterprise resource planning system which is being phased in, and the implementation of retail systems which are expected to be placed into service during the second half of 2012.

Depreciation and amortization expense included in selling, general and administrative expenses and cost of sales is $4,706, $3,654 and $3,278 for 2011, 2010 and 2009, respectively.

As of December 31, 2011 and January 1, 2011, our assets under capital leases were comprised of office equipment and are set forth in the following table:

	December 31, 2011	January 1, 2011
Furniture, fixtures, equipment and technology	$1,073	$1,398
Less—accumulated depreciation	(705)	(543)

	$368	$855

2011 Form 10-K    I    59

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Goodwill and Other Intangible Assets

Our goodwill and certain trademarks have been deemed to have indefinite lives and are not amortizable. Our licensing agreements and certain trademarks that do not have indefinite lives are being amortized on a straight-line basis over 15 to 25 years.

Components of our intangible assets by segment at December 31, 2011 consist of the following:

	Wholesale		Retail		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Trademarks	$16,849	$7,078	$1,074	$533	$17,923	$7,611
Royalty licenses	8,318	2,541	—	—	8,318	2,541
Patent	200	—	—	—	200	—

	$25,367	$9,619	$1,074	$533	$26,441	$10,152

Non-amortizing intangible assets
Trademarks	$64,600		$11,876		$76,476

Components of our intangible assets by segment at January 1, 2011 consist of the following:

	Wholesale		Retail		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Trademarks	$16,849	$6,390	$1,074	$464	$17,923	$6,854
Royalty licenses	8,318	2,208	—	—	8,318	2,208
Patent	200	—	—	—	200	—

	$25,367	$8,598	$1,074	$464	$26,441	$9,062

Non-amortizing intangible assets
Trademarks	$64,600		$11,876		$76,476

Our non-amortizing intangible assets consist of trademarks for Maidenform and Flexees, as it is expected that these trademarks will contribute to cash flows indefinitely. These trademarks have been in existence for many years and there is no foreseeable limit on the period of time over which they are expected to contribute cash flows. Aggregate amortization expense related to intangible assets was $1,090, $2,543 and $1,160 for 2011, 2010 and 2009, respectively. Included in our 2010 amortization expense is $1,432 related to the impairment of an intangible asset, which we determined had no future benefit.

60    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated amortization expense for the next five years beginning with 2012 is as follows:

2012	$1,090
2013	1,090
2014	1,090
2015	1,090
2016	1,090

Components of our goodwill by segment at December 31, 2011 and January 1, 2011 consist of the following:

	Wholesale	Retail	Total
Goodwill	$6,754	$408	$7,162

5. Debt

	December 31, 2011	January 1, 2011
Long-term debt
Term loan facility	$69,050	$70,150
Current maturities of long-term debt	1,100	1,100

Non-current portion of long-term debt	$67,950	$69,050

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

2011 Form 10-K    I    61

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

maintain our existence, (b) pay general administrative costs and expenses, (c) repurchase shares of our capital stock from the employees of our subsidiaries, and (d) repurchase our capital stock. In addition, subject to specified exceptions and limitations and reinvesting options, partial prepayments of outstanding loans may be required with the proceeds of asset sales, sales of equity and debt securities, and with certain insurance and condemnation proceeds. We were in compliance with all of the above covenants at December 31, 2011 and January 1, 2011.

At December 31, 2011, we had $69,050 outstanding under our Term Loan, and $0 outstanding with approximately $49,325 available for borrowings under the Revolving Loan, after giving effect to $675 of outstanding letters of credit. Principal payments on the Term Loan are payable in quarterly installments of $275 with all remaining amounts due in 2014. We are permitted to voluntarily prepay all or part of the principal balance of the Term Loan with such payments applied to scheduled principal payments in inverse order of their maturity. We made no voluntary prepayments on the Term Loan during 2011. During 2010, we made $17,100 of debt repayments which included a voluntary prepayment of $16,000. At January 1, 2011, we had $70,150 outstanding under our Term Loan, and $0 outstanding with approximately $49,175 available for borrowings under the Revolving Loan, after giving effect to $825 of outstanding letters of credit.

At December 31, 2011 and January 1, 2011, borrowings under the Term Loan bear interest, at our option, at LIBOR plus 1.0%, or at the base rate. Borrowings under the Revolving Loan bear interest, at our option, at LIBOR plus 0.75%, or at the base rate. The LIBOR margin and the base rate margin will be determined quarterly based on our leverage ratio of the preceding four fiscal quarters.

Our highest level of debt outstanding for 2011 and 2010 were $70,150 and $87,250, respectively, at an average interest rate of approximately 1.2% and 2.3%, respectively. For 2011, 2010 and 2009, amortization of financing costs included in interest expense was $178, $202 and $185, respectively.

Payments due on long-term debt during each of the five years subsequent to December 31, 2011, are as follows:

2012	$1,100
2013	1,100
2014	66,850
2015	—
2016	—
2017 and thereafter	—

6. Leases

We lease our warehouses, retail stores, a showroom, office facilities and equipment under non-cancelable leases which expire on various dates through 2021. In addition to minimum rentals, certain operating leases provide for annual rent increases for real estate taxes, maintenance and inflation. Several of our operating leases contain renewal options and contingent rental payments based on individual store sales.

62    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum annual lease obligations under non-cancelable leases at December 31, 2011 are as follows:

	Operating Leases	Capital Lease Obligations	Total
2012	$9,455	$313	$9,768
2013	6,608	203	6,811
2014	5,058		5,058
2015	3,650	—	3,650
2016	2,700	—	2,700
2017 and thereafter	7,855	—	7,855

Total minimum lease payments	$35,326	516	$35,842

Less amount representing interest		6

Present value of minimum lease payments		510
Current maturities of minimum lease payments		307

Non-current portion of minimum lease payments		$203

Total rent expense included in selling, general and administrative expenses under operating leases, exclusive of property taxes and other property related expenses charged to earnings, was $9,816, $8,917 and $7,729 for 2011, 2010 and 2009, respectively.

7. Pension Plan

We sponsor a defined benefit pension plan, the Maidenform, Inc. Retirement Plan (the "Retirement Plan,"), covering substantially all eligible employees not covered by the union plans. See Note 8, "Other Benefit Plans", for a description of the union plans. Effective January 1, 2007, the Retirement Plan was frozen for current participants and closed to new entrants. If we choose to terminate the pension plan, we will recognize a one-time settlement loss or gain depending on the funded status at the time of termination. There is no requirement to terminate the plan.

2011 Form 10-K    I    63

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Obligations and Funded Status

	December 31, 2011	January 1, 2011
Changes in benefit obligation
Benefit obligation, beginning of period	$21,831	$19,778
Interest cost	1,183	1,172
Assumption changes	4,147	1,468
Actuarial loss	89	100
Benefits paid	(765)	(687)

Benefit obligation, end of period	$26,485	$21,831

Change in plan assets
Fair value of plan assets, beginning of period	$17,823	$16,563
Return on plan assets	43	1,969
Employer contributions	1,001	61
Plan expenses	(74)	(83)
Benefits paid	(765)	(687)

Fair value of plan assets, end of period	$18,028	$17,823

Funded status and net amount recognized
Plan assets less than benefit obligation	$(8,457)	$(4,008)

Net amounts recognized in other non-current liabilities	$(8,457)	$(4,008)

Amounts recognized in other comprehensive loss consist of a pretax net loss of $5,558 and $874 at December 31, 2011 and January 1, 2011, respectively. Amounts recognized in accumulated other comprehensive loss at December 31, 2011 and January 1, 2011 consists of a pretax net loss of $11,427 and $5,869, respectively. The estimated net loss that is expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2012 is $549.

	For the Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Components of net periodic benefit cost
Interest cost	$1,183	$1,172	$1,139
Expected return on plan assets	(1,523)	(1,381)	(1,147)
Amortization of net loss	232	190	304

Net periodic benefit cost	$(108)	$(19)	$296

Assumptions

Weighted average assumptions used to determine benefit obligations:

	2011	2010
Discount rate	4.50%	5.50%

We use the Citigroup Pension Liability Index rate to determine the discount rate.

64    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Weighted average assumptions used to determine net periodic benefit cost:

	2011	2010	2009
Discount rate	5.5%	6.0%	6.0%
Expected return on plan assets	8.5%	8.5%	8.5%
Rate of compensation increase	N/A	N/A	N/A

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

Plan Assets

Weighted average asset allocations for the Retirement Plan at December 31, 2011 and January 1, 2011 and the targeted asset allocation for 2012 by asset category are as follows:

	2012 Targeted	2011	2010
Equity securities	60%	59%	64%
Fixed income securities	40	41	36

	100%	100%	100%

	Fair Value Measurements at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Separate investments accounts
International Value (Thornburg)	$—	$806	$—	$806
Adv Capital Growth (WlsFrgo)	—	1,731	—	1,731
Select Sm Cap Gr (W&R/Wellington)	—	825	—	825
Premier Core Bond (Babson)	—	2,060	—	2,060
Prem Short-Duration Bond (Babson)	—	4,969	—	4,969
Select Fundamental Val (Wellington)	—	898	—	898
Sel Blue Chip Gr II (T. Rowe Price)	—	929	—	929
Select Focused Value (Harris)	—	908	—	908
Sel SmCoVal (Fed Clov/TRP/ERNST)	—	872	—	872
Premier Enh Index Value (Babson)	—	1,828	—	1,828
Adv Spec Mid Cap Val (Wells Fargo)	—	893	—	893
Mid Cap Value (Perkins)	—	889	—	889
Premier Money Market (Babson)	—	420	—	420

	$—	$18,028	$—	$18,028

2011 Form 10-K    I    65

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Cash Flows

Contributions

We expect to contribute approximately $1,000 to the Retirement Plan in 2012, relating to the 2011 plan year, based upon the current funded status and expected asset return assumptions.

Estimated future benefit payments

Benefit payments are expected to be paid as follows:

2012	$879
2013	906
2014	984
2015	1,013
2016	1,075
2017-2021	6,143

8. Other Benefit Plans

We sponsor the Maidenform, Inc. Savings Plan, as amended (the "401(k) Plan"), which operates pursuant to Section 401(k) of the Internal Revenue Code and covers substantially all eligible employees not covered by the multiemployer union pension plan described below. Effective April 1, 2009, the 401(k) Plan was amended to reflect a change in the employer's matching contribution. We will make a qualified matching contribution in an amount equal to 50% of the participant's contribution not to exceed 4% of the participant's pre-tax compensation. During 2011, 2010 and 2009, we contributed $447, $473 and $469, respectively.

We also make contributions to multiemployer plans that provide defined pension benefits and health and welfare benefits to our unionized employees represented by Worker's United. The risks of participating in multiemployer plans are different from single-employer plans as assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers and if we choose to stop participating in some of our multiemployer plans we may be required to pay those plans an amount based on the underfunded status of the plan. The contributions for the multiemployer defined benefit pension plans amounted to $388, $325 and $288 for 2011, 2010 and 2009, respectively. The contributions for the health and welfare plans, including a prescription drug program, amounted to $1,820, $1,506 and $1,324 for 2011, 2010 and 2009, respectively.

66    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity

In February 2010, the board authorized a $37,526 increase in our stock repurchase authorization, raising the total repurchase capacity to $50,000. Our Credit Facility was amended to permit the increased stock repurchase, subject to certain restrictions and limitations set forth in the amendment of our Credit Facility. Our stock repurchase program allows us to repurchase our shares from time to time pursuant to existing rules and regulations and other parameters approved by the board of directors.

During 2011, we repurchased $1,961 of common stock at an average price per share of $26.72. During 2010, we repurchased $32,352 of common stock at an average price per share of $20.30. We elected not to repurchase our common stock during 2009.

We had $15,687, $17,648 and $12,474 remaining available under our stock repurchase program at the end of 2011, 2010 and 2009, respectively.

10. Stock-based Compensation

Under our Maidenform Brands, Inc. 2009 Omnibus Incentive Plan, as amended (the "Plan"), we may grant to employees, consultants and non-employee directors stock options, stock appreciation rights, restricted stock, performance shares, other stock based awards and performance-based cash awards. On May 26, 2011, at our annual meeting of stockholders, our stockholders approved the amendment of the Plan. In connection with the amendment, the shares set aside and reserved for issuance under the Plan were increased by 4,300,000 shares to 6,450,000 shares. The Plan provides for a variety of vesting dates with the majority of the awards vesting in annual increments of 25% of the number of awards granted over the first four years of the grant and expiring seven years after the date of grant. At December 31, 2011, a total of 4,417,483 shares were available for future grants under the Plan.

We also maintain other stock incentive plans such as the 2004 Rollover Stock Option Plan, the 2004 Stock Option Plan and the 2004 Stock Option Plan for Non-Employees Directors. These plans were amended to provide that no additional awards be available for issuance under these plans, although previously granted awards will continue to remain outstanding in accordance with the terms of the applicable award agreements and the applicable plans.

Options

The fair value of each option grant (stock options and stock appreciation rights) is estimated on the date of grant using the Black-Scholes option pricing model. The following table presents the weighted average fair values and assumptions used in valuing options granted during 2011, 2010 and 2009:

	For the Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Weighted average fair value	$9.44	$7.11	$4.10
Assumptions used:
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.69% – 2.16%	2.47% – 2.49%	1.14% – 2.02%
Expected life (years)	4 & 5	5	4 & 5
Volatility	48.33% – 50.60%	46.21%	44.10% – 48.37%
Weighted average market price on date of grant	$22.20	$16.45	$10.33

2011 Form 10-K    I    67

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate fair value of options on the grant dates were $1,476, $897 and $179 for options granted during 2011, 2010 and 2009, respectively. These amounts are being expensed over the vesting periods. We recorded compensation expense related to options, which represents the amortization of the fair value of the options issued, of approximately $729, $617 and $704 for 2011, 2010 and 2009, respectively.

At December 31, 2011, there was approximately $1,854 of unrecognized compensation expense, adjusted for estimated forfeitures, related to non-vested options. Total unrecognized compensation expense will be adjusted for future changes in estimated forfeitures. Total unrecognized compensation expense is expected to be recognized over a weighted average period of 2.8 years and does not include the impact of any future option awards.

At December 31, 2011, the aggregate intrinsic value of options outstanding and options exercisable was $2,536 and $2,101, respectively. The aggregate intrinsic value of options exercised was $2,069, $19,393 and $9,663 during 2011, 2010 and 2009, respectively. The intrinsic value of an option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following table summarizes options outstanding and exercisable at December 31, 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number	Weighted Average Remaining Contract Life	Weighted Average Exercise Price
$1.82	19,971	2.0 years	$1.82	19,971	2.0 years	$1.82
3.64	56,741	2.4 years	3.64	56,741	2.4 years	3.64
9.16 – 12.48	72,550	2.5 years	10.57	58,846	2.1 years	10.79
12.75 – 17.00	305,326	3.7 years	15.66	177,352	3.0 years	15.54
18.44 – 27.14	225,289	5.2 years	21.24	69,190	2.4 years	19.14
0.06	434	0.1 years	0.06	434	0.1 years	0.06

	680,311	3.9 years		382,534	2.6 years

Changes in options outstanding are summarized as follows:

	For the Years Ended
	December 31, 2011		January 1, 2011		January 2, 2010
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Options outstanding, beginning of year	696,004	$13.83	1,566,032	$6.81	2,621,742	$6.75
Granted	156,358	22.20	126,149	16.45	43,567	10.33
Cancelled or forfeited	(12,487)	17.74	(15,146)	15.78	(274,163)	16.75
Exercised	(159,564)	14.43	(981,031)	2.93	(825,114)	3.49

Options outstanding, end of year	680,311	$15.55	696,004	$13.83	1,566,032	$6.81

Options exercisable, end of year	382,534	$12.96

68    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock

The fair value of restricted stock is determined based on the quoted price of our common stock on the dates of grant.

The aggregate fair value of shares of restricted stock on their respective grant dates was $2,317, $1,621 and $5,348 for shares of restricted stock granted during 2011, 2010 and 2009, respectively. These amounts are being expensed over the vesting periods. We recorded compensation expense related to restricted stock, which represents the amortization of fair value of the awards issued, of approximately $2,562, $2,282 and $1,685 for 2011, 2010 and 2009, respectively.

At December 31, 2011, there was approximately $4,146 of unrecognized compensation expense, adjusted for estimated forfeitures, related to non-vested restricted stock. Total unrecognized compensation expense will be adjusted for future changes in estimated forfeitures. Total unrecognized compensation expense is expected to be recognized over a weighted average period of 2.6 years and does not include the impact of any future restricted stock awards.

The aggregate intrinsic value of restricted stock vested was $3,493, $2,503 and $605 during 2011, 2010 and 2009, respectively.

Changes in restricted stock outstanding are summarized as follows:

	For the Years Ended
	December 31, 2011		January 1, 2011		January 2, 2010
	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value
Restricted stock outstanding, beginning of year	593,906	$11.50	628,626	$10.78	172,182	$16.13
Granted	98,099	23.62	94,565	17.14	543,132	9.85
Forfeited	(11,760)	14.31	(18,842)	12.64	(44,397)	15.36
Vested	(130,554)	13.51	(110,443)	12.01	(42,291)	15.79

Restricted stock outstanding, end of year	549,691	$13.13	593,906	$11.50	628,626	$10.78

Performance Shares

Our performance share awards permit the holder to receive, after a specified performance period, a number of shares of our common stock for each performance share awarded. The number of shares of common stock to be received is determined by a predetermined formula based on the extent to which certain performance criteria are met. During 2011, we awarded performance shares with performance measures based upon operating income, return on equity and our relative total stockholder return compared to a peer group of companies. During 2010, we awarded performance shares with performance measures based upon the absolute revenue attributable to shapewear sales and our relative total stockholder return compared to a peer group of companies. These awards cliff vest at the end of their performance periods, ranging from three to four years.

2011 Form 10-K    I    69

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate fair value of performance share awards on the grant dates was $2,565 and $512 for performance share awards granted during 2011 and 2010, respectively. We did not issue performance share awards in 2009. We recorded compensation expense related to performance share awards of approximately $757 and $134 for 2011 and 2010, respectively.

At December 31, 2011, there was approximately $2,155 of unrecognized compensation expense related to non-vested performance share awards. Total unrecognized compensation expense is expected to be recognized over a weighted average period of 3.5 years and does not include the impact of any future performance share awards.

The fair value of the performance shares subject to the performance conditions is determined based on the quoted price of our common stock on the dates of grant. The weighted average fair value of performance shares subject to performance conditions was $26.00 and $16.33 for 2011 and 2010, respectively.

The fair value of performance shares subject to market conditions is determined using a Monte Carlo simulation model. In connection with the Monte Carlo valuations for the 2011 and 2010 performance share issuances, the following table presents the fair values determined and assumptions used:

	For the Years Ended
	December 31, 2011	January 1, 2011
Weighted average fair value	$41.11	$23.16
Assumptions used:
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.17%	1.34%
Market price	$25.06	$16.33

Changes in performance shares outstanding are summarized as follows:

	For the Years Ended
	December 31, 2011		January 1, 2011
	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value
Performance shares outstanding, beginning of year	24,372	$19.75	—	$—
Granted	93,696	27.37	25,940	19.75
Forfeited	—	—	(1,568)	19.75
Vested	—	—	—	—

Performance shares outstanding, end of year	118,068	$25.80	24,372	$19.75

70    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustments(a)	Benefit Plan Deferrals (net of tax)(b)	Interest Rate Swaps, (net of tax)	Accumulated Other Comprehensive Loss
Balance, at January 3, 2009	$(898)	$(4,159)	$(351)	$(5,408)
Changes during the period	338	1,334	351	2,023

Balance, at January 2, 2010	(560)	(2,825)	—	(3,385)
Changes during the period	(326)	(507)	—	(833)

Balance, at January 1, 2011	(886)	(3,332)	—	(4,218)
Changes during the period	(641)	(3,442)	—	(4,083)

Balance, at December 31, 2011	$(1,527)	$(6,774)	$—	$(8,301)

(a)
No tax benefit has been provided on the foreign currency translation adjustments due to management's decision to reinvest the earnings of our foreign subsidiaries indefinitely.

(b)
Deferred income tax assets provided for benefit plan deferrals were $4,488, $2,312 and $1,940 for 2011, 2010 and 2009, respectively.

12. Income Taxes

Income before provision for income taxes consists of the following:

	For the Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Domestic	$50,488	$73,859	$49,514
Foreign	1,018	1,450	1,463

Total	$51,506	$75,309	$50,977

Our provision for income taxes consists of the following:

	For the Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Current
Federal	$12,824	$22,062	$15,457
State and local	3,810	4,811	3,821
Foreign	363	552	321

	16,997	27,425	19,599

Deferred
Federal	2,515	2,289	(4,754)
State and local	(830)	181	(914)
Foreign	(368)	134	53

	1,317	2,604	(5,615)

Total income tax provision	$18,314	$30,029	$13,984

2011 Form 10-K    I    71

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our income tax rate is reconciled to the U.S. federal statutory tax rate as follows:

	For the Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010(a)
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.6	4.4	4.1
Recognition of additional net deferred tax assets	—	—	(9.0)
Uncertain tax positions	(1.1)	(0.2)	(4.8)
Other	(1.9)	0.7	2.1

Effective tax rate	35.6%	39.9%	27.4%

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

Deferred tax assets (liabilities) are comprised of the following:

	2011	2010
Deferred tax assets—current
Accounts receivable reserves	$4,999	$4,065
Inventory reserves	6,997	7,532
Accrued liabilities	3,168	2,661
Other, net	193	219

	15,357	14,477

Deferred tax (liabilities) assets—noncurrent
Depreciation and amortization	(2,969)	(1,202)
Net operating losses	6,884	8,568
Intangible assets	(35,683)	(37,053)
Pension and postretirement liabilities	2,937	1,487
Stock-based compensation	2,636	2,231
Other, net	1,087	1,312

	(25,108)	(24,657)

Net deferred tax liabilities	$(9,751)	$(10,180)

Total deferred tax assets	$30,499	$29,276
Total deferred tax liabilities	(40,250)	(39,456)

Net deferred tax liabilities	$(9,751)	$(10,180)

72    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our income tax receivable of $3,371 at December 31, 2011 and $165 at January 1, 2011 was included in prepaid expenses and other current assets. In 2011, 2010 and 2009, we recorded an increase in additional paid-in capital of approximately $1,074, $7,146 and $3,213, respectively, for tax benefits from equity award activity.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Our NOLs are subject to Section 382 limitations. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the sixty-month period after the ownership change. At December 31, 2011, we had approximately $18,796 federal and state NOLs available for future utilization during the years of 2012 through 2023. During 2011, our combined limitation for our NOLs was approximately $4,664 and we utilized all of them. During 2010 and 2009, our combined limitation for our NOLs was approximately $5,497 in each year and we utilized all of them.

As of December 31, 2011, January 1, 2011 and January 2, 2010, the total unrecognized tax benefits were approximately $1,970, $2,649 and $2,991, respectively, and would impact our effective tax rate, if recognized. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, are as follows:

	2011	2010	2009
Balance, beginning of year	$2,649	$2,991	$5,738
Additions for current year tax positions	—	—	53
Reductions for prior year tax positions	(148)	—	(2,543)
Reductions for the lapse of statutes	(531)	(342)	(257)

Balance, end of year	$1,970	$2,649	$2,991

We recognize interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of December 31, 2011, January 1, 2011 and January 2, 2010, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, were approximately $1,248, $1,364 and $1,248, respectively. In 2011, 2010 and 2009, we recorded $184, $217 and $425, respectively, in interest and penalties before federal and, if applicable, state effect. We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For federal income tax purposes, our 2008 through 2011 tax years (including the NOL carryforwards utilized in those years) remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, our 2006 through 2011 tax years (including the NOL carryforwards utilized in those years) remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for nine to ten years.

At December 31, 2011 and January 1, 2011, we had approximately $3,778 and $3,300, respectively, of undistributed earnings from foreign operations. No tax benefit has been provided due to management's decision to reinvest these earnings indefinitely.

2011 Form 10-K    I    73

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies

Purchase Commitments

In the normal course of business, we enter into purchase commitments for both finished goods inventory and raw materials. At December 31, 2011, we had purchase commitments of $117,943 and believe that we have adequate reserves for expected losses arising from all purchase commitments.

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

14. Accrued Expenses and Other Current Liabilities

	December 31, 2011	January 1, 2011
Payroll and related benefits (including incentive compensation, vacation, and medical insurance)	$9,183	$13,081
Accrued other	15,784	13,535

	$24,967	$26,616

Other accrued expenses and current liabilities include, among other items, sourcing commitments, customs duty, accrued severance, freight, professional fees, trade promotions and inventory return accruals.

15. Valuation and Qualifying Accounts

	Allowance for
	Trade Discounts	Cooperative Advertising	Doubtful Accounts	Sales Returns and Allowances
Balance, at January 3, 2009	$1,442	$1,348	$1,397	$9,142
Additions, charged to expense	14,715	12,585	(134)	71,927
Write-offs	(14,224)	(11,190)	(118)	(63,570)

Balance, at January 2, 2010	1,933	2,743	1,145	17,499
Additions, charged to expense	18,817	11,056	(460)	63,827
Write-offs	(19,357)	(11,769)	(63)	(70,390)

Balance, at January 1, 2011	1,393	2,030	622	10,936
Additions, charged to expense	19,785	14,449	72	76,214
Write-offs	(19,766)	(12,119)	(108)	(73,351)

Balance, at December 31, 2011	$1,412	$4,360	$586	$13,799

16. Major Customers and Products

Each of the following wholesale segment customers were greater than 10% of our total net sales:

	For the Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Wal-Mart	15.6%	17.3%	16.5%
Kohl's	13.0%	14.2%	14.7%

74    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2011 and January 1, 2011, our five largest uncollateralized receivables represented approximately 57% and 53%, respectively, of total accounts receivable.

Our mix of products sold worldwide is summarized below:

	2011	2010	2009
Bras	55%	61%	63%
Shapewear	38	33	31
Panties	7	6	6

	100%	100%	100%

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

	For the Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Net sales
Wholesale	$545,834	$500,353	$410,493
Retail	60,493	56,356	55,762

Total	$606,327	$556,709	$466,255

Operating income
Wholesale(a)	$49,750	$74,129	$48,828
Retail	2,725	2,234	4,345

Operating income	52,475	76,363	53,173
Interest expense, net	969	1,054	2,196

Income before provision for income taxes	$51,506	$75,309	$50,977

Depreciation and amortization
Wholesale	$4,373	$4,900	$3,413
Retail	1,423	1,297	1,025

Total	$5,796	$6,197	$4,438

Net sales by geographic area
United States	$547,925	$509,108	$430,594
International(b)	58,402	47,601	35,661

Total	$606,327	$556,709	$466,255

Intercompany sales from wholesale to retail	$14,462	$13,877	$14,550

(Footnotes appear on the next page)

2011 Form 10-K    I    75

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2011	January 1, 2011
Inventory
Wholesale	$105,003	$80,860
Retail	8,197	8,480

Total	$113,200	$89,340

Identifiable assets
Wholesale	$366,037	$325,827
Retail	29,198	27,756

Total	$395,235	$353,583

Property, plant and equipment, net, by geographic area
United States	$28,652	$25,272
International	845	626

Total	$29,497	$25,898

(a)
Includes expenses for the litigation settlement of $6,750, costs associated with a discontinuation of a product line of $3,800 and severance expense of $1,150 related to a corporate workforce reduction for the period ended December 31, 2011.

(b)
International net sales are identified as international based on the location of the customer.

18. Earnings Per Share

The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	For the Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Net income	$33,192	$45,280	$36,993

Weighted average number of common and common equivalent shares outstanding
Basic number of common shares outstanding	22,855,196	22,737,207	22,781,363
Dilutive effect of equity awards outstanding	477,209	646,104	924,473

Dilutive number of common and common equivalent shares outstanding	23,332,405	23,383,311	23,705,836

Basic net earnings per common share	$1.45	$1.99	$1.62

Diluted net earnings per common share	$1.42	$1.94	$1.56

During 2011, 2010 and 2009, approximately 6,500, 41,000 and 613,000 equity awards, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

76    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial information:

	2011
	April 2, 2011	July 2, 2011	October 1, 2011	December 31, 2011
Net sales	$163,561	$170,026	$148,224	$124,516
Gross profit	55,694	59,104	47,426	29,203
Operating income (loss)(a)	23,515	17,939	15,909	(4,888)
Net income (loss)	14,513	11,564	10,190	(3,075)
Basic earnings (loss) per common share	$0.64	$0.51	$0.44	$(0.13)
Diluted earnings (loss) per common share	$0.62	$0.50	$0.44	$(0.13)

	2010
	April 3, 2010	July 3, 2010	October 2, 2010	January 1, 2011
Net sales	$142,922	$149,401	$145,769	$118,617
Gross profit	51,943	54,046	52,794	41,562
Operating income	20,722	22,851	21,174	11,616
Net income	12,108	13,659	12,788	6,725
Basic earnings per common share	$0.52	$0.61	$0.57	$0.30
Diluted earnings per common share	$0.51	$0.59	$0.55	$0.29

(a)
Operating income for the period ended July 2, 2011 includes the litigation settlement of $6,750 and for the period ended December 31, 2011 includes costs associated with a discontinuation of a product line of $3,800 and severance expense related to a corporate workforce reduction of $1,150.

2011 Form 10-K    I    77

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Condensed Financial Information of Parent Company

Maidenform Brands, Inc.
Condensed Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2011	January 1, 2011
Assets
Investment in Maidenform, Inc.	$223,063	$190,436
Other current assets	125	100

Total current assets	223,188	190,536
Deferred income taxes	—	126

Total assets	$223,188	$190,662

Stockholders' equity
Stockholders' equity
Preferred stock–$0.01 par value; 10,000,000 shares authorized and none issued and outstanding	$—	$—
Common stock–$0.01 par value; 100,000,000 shares authorized; 24,399,732 shares issued and 22,922,969 outstanding at December 31, 2011 and 24,399,746 shares issued and 22,781,740 outstanding at January 1, 2011	244	244
Additional paid-in capital	78,362	76,091
Retained earnings	181,227	148,641
Accumulated other comprehensive loss	(8,301)	(4,218)
Treasury stock, at cost (1,476,763 shares at December 31, 2011 and 1,618,006 shares at January 1, 2011)	(28,344)	(30,096)

Total stockholders' equity	223,188	190,662

Total stockholders' equity	$223,188	$190,662

The accompanying note is an integral part of these condensed financial statements.

78    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maidenform Brands, Inc.
Condensed Statements of Income
(in thousands, except share and per share amounts)

	For the Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Selling, general and administrative expenses	$167	$727	$390
Income tax benefit	(67)	(62)	(156)

Loss before equity in net income of Maidenform, Inc.	(100)	(665)	(234)
Equity in net income of Maidenform, Inc. (net of tax)	33,292	45,945	37,227

Net income	33,192	45,280	36,993

Basic earnings per common share	$1.45	$1.99	$1.62

Diluted earnings per common share	$1.42	$1.94	$1.56

Basic weighted average number of shares outstanding	22,855,196	22,737,207	22,781,363

Diluted weighted average number of shares outstanding	23,332,405	23,383,311	23,705,836

The accompanying note is an integral part of these condensed financial statements.

2011 Form 10-K    I    79

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maidenform Brands, Inc.
Condensed Statements of Cash Flows
(in thousands)

	For the Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Cash flows from operating activities
Net income	$33,192	$45,280	$36,993
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation	—	78	197
Deferred income taxes	126	361	28
Excess tax benefits related to stock-based compensation	(1,075)	(7,719)	(3,296)
Equity in net income of Maidenform, Inc.	(33,292)	(45,945)	(37,227)
Net change in operating activities
Investment in Maidenform, Inc.	628	22,479	(4,539)
Other current assets	1,050	8,537	1,993

Net cash provided by (used in) operating activities	629	23,071	(5,851)

Cash flows from financing activities
Purchase of common stock for treasury	(1,961)	(32,352)	—
Proceeds from stock options exercised	1,545	2,460	2,759
Excess tax benefits related to stock-based compensation	1,075	7,719	3,296
Payments of employee withholding taxes related to equity awards	(1,288)	(898)	(204)

Net cash (used in) provided by financing activities	(629)	(23,071)	5,851

Net change in cash	—	—	—
Cash and cash equivalents
Beginning of period	—	—	—

End of period	$—	$—	$—

Supplementary disclosure of cash flow information
Non-cash intercompany transaction	$4,048	$2,955	$2,192

The accompanying note is an integral part of these condensed financial statements.

80    I    Maidenform Brands, Inc.

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

At December 31, 2011 and January 1, 2011, Maidenform, Inc. had restricted net assets of approximately $221,060, or 99.0% of total net assets and $157,661, or 82.7% of total net assets, respectively.

For further information, reference should be made to the notes to the audited consolidated financial statements of the Company.

2011 Form 10-K    I    81

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our "disclosure controls and procedures," as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ending October 1, 2011, we transitioned certain of our financial and human resource systems to an enterprise resource planning ("ERP") system. This implementation is part of our ongoing information technology upgrades, and we plan to continue implementing the ERP system throughout other parts of our organization over the course of the next few years. In connection with the implementation and resulting business process changes, we continue to enhance the design and the documentation of our internal control processes to ensure suitable controls over our financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2011.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited our consolidated financial statements, has also audited the effectiveness of internal control over financial reporting as of December 31, 2011, as stated in their report which appears in the "Report of Independent Registered Public Accounting Firm" included elsewhere in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

82    I    Maidenform Brands, Inc.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth under the heading "Directors and Corporate Governance", "Executive Officers" and "Ownership of Securities" in the Company's 2012 Proxy Statement to be filed with the U.S. Securities and Exchange Commission ("SEC") in connection with the solicitation of proxies for the Company's 2012 Annual Meeting of Stockholders and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

In June 2011, our Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange's corporate governance listing standards.

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

The following table provides certain information regarding the common stock authorized for issuance under our equity compensation plans, as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)(2) (c)
Equity compensation plans approved by stockholders(3)	680,311	(4)	$15.55	4,417,483
Equity compensation plans not approved by stockholders	—		—	—

Total	680,311		$15.55	4,417,483

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

2011 Form 10-K    I    83

  applicable option agreement and the applicable plan. Also see notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)
Effective May 26, 2011, any share of common stock that is granted in the form of restricted stock, performance shares or other stock-based awards that are not stock appreciation rights shall be counted against the available shares under the plan at 2.01 shares to 1.0 for each share granted.

(3)
Our equity compensation plans which were approved by our stockholders are the 2004 Rollover Stock Option Plan, as amended, 2004 Stock Option Plan, as amended, 2004 Stock Option Plan for Non-Employees Directors, as amended, and the 2009 Omnibus Incentive Plan, as amended (formerly the 2005 Stock Incentive Plan).

(4)
Includes stock appreciation rights with respect to 505,253 shares of common stock with a weighted average reference price of $17.63 per share.

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

84    I    Maidenform Brands, Inc.

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

(b)    Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, as amended (333-124228)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on November 5, 2008)
4.1*	Specimen Common Stock Certificate
4.2*	Amended and Restated Stockholders Agreement, dated as of July 8, 2005, by and among Maidenform Brands, Inc. and the stockholders of Maidenform Brands, Inc. listed on the signature pages thereto
10.1	Employment Agreement, dated as of December 18, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Maurice Reznik (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 18, 2008) #
10.2	Employment Agreement, dated as of April 3, 2009, by and among Maidenform Brands, Inc., Maidenform, Inc. and Nanci Prado (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 13, 2009) #
10.3(a)	Employment Agreement, dated as of May 23, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Christopher W. Vieth (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 8-K filed on May 27, 2008) #
10.3(b)	Amendment Number One to Employment Agreement, dated as of May 23, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Christopher W. Vieth (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 18, 2008) #
10.4(a)	Employment Agreement, dated as of September 25, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Gayle Weibley (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 13, 2009) #
10.4(b)	Amendment Number One to the Employment Agreement, dated as of December 10, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Gayle Weibley (incorporated by reference to Exhibit 10.3(a) to our Quarterly Report on Form 10-Q filed on May 13, 2009) #
10.5	Employment Agreement, dated as of December 10, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Steven Castellano (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 13, 2009) #

2011 Form 10-K    I    85

Exhibit No.	Description
10.6	Employment Agreement, dated as of November 7, 2011, by and between Maidenform Brands, Inc. and Malcolm Robinson (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed on November 8, 2011) #
10.7(a)	2004 Stock Option Plan (incorporated by reference to Exhibit 10.5(a) to our Registration Statement on Form S-1, as amended (333-124228) #
10.7(b)	Amendment to 2004 Stock Option Plan (incorporated by reference to Exhibit 10.5(b) to our Registration Statement on Form S-1, as amended (333-124228) #
10.8(a)	2004 Rollover Stock Option Plan (incorporated by reference to Exhibit 10.6(a) to our Registration Statement on Form S-1, as amended (333-124228) #
10.8(b)	Amendment to 2004 Rollover Stock Option Plan (incorporated by reference to Exhibit 10.6(b) to our Registration Statement on Form S-1, as amended (333-124228) #
10.9(a)	2004 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.7(a) to our Registration Statement on Form S-1, as amended (333-124228) #
10.9(b)	Amendment to 2004 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.7(b) to our Registration Statement on Form S-1, as amended (333-124228) #
10.10(a)	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, as amended (333-124228) #
10.10(b)	Form of Non-Tandem Stock Appreciation Rights Agreement Pursuant to the Maidenform Brands, Inc. 2005 Stock Incentive Plan for grants to named executive officers (Incorporated by reference to Exhibit 10.10(a) to our Annual Report on Form 10-K filed on March 13, 2007) #
10.10(c)	Form of Restricted Stock Agreement Pursuant to the Maidenform Brands, Inc. 2005 Stock Incentive Plan for grants to named executive officers (Incorporated by reference to Exhibit 10.10(b) to our Annual Report on Form 10-K filed on March 13, 2007) #
10.11(a)	2005 Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, as amended (333-124228) #
10.11(b)	Amendment Number One to 2005 Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 5, 2008)
10.12(a)	2009 Omnibus Incentive Plan, amended (incorporated by reference to Annex B to our DEF 14A filed on April 13, 2011) (the" Omnibus Plan") #
10.12(b)	Form of Restricted Stock Agreement Pursuant to the Omnibus Plan for grants to named executive officers (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.12(c)	Form of Restricted Stock Agreement Pursuant to the Omnibus Plan for grants to executive officers other than named executive officers (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.12(d)	Form of Restricted Stock Agreement Pursuant to the Omnibus Plan for grants to employees other than executive officers (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 8-K filed on May 21, 2009) #

86    I    Maidenform Brands, Inc.

Exhibit No.	Description
10.12(e)	Form of Restricted Stock Agreement Pursuant to the Omnibus Plan for grants to non-employee directors (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.12(f)	Form of Non-Tandem Stock Appreciation Right Agreement Pursuant to the Omnibus Plan for grants to named executive officers (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.12(g)	Form of Non-Tandem Stock Appreciation Right Agreement Pursuant to the Omnibus Plan for grants to executive officers other than named executive officers (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.12(h)	Form of Non-Tandem Stock Appreciation Right Agreement Pursuant to the Omnibus Plan for grants to employees other than executive officers (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.12(i)	Form of Non-Tandem Stock Appreciation Right Agreement Pursuant to the Omnibus Plan for grants to non-employee directors (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.13	Credit Agreement, dated as of June 15, 2007, entered into by and among Maidenform Brands, Inc., Maidenform, Inc., the lenders listed therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and Caisse de dépôt et placement du Québec, as Sole Lead Arranger. (Incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed on June 18, 2007)
10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1, as amended (333-124228)
10.15	Form of Sales Restriction Agreement (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, as amended (333-124228)
21.1**	Subsidiaries of Maidenform Brands, Inc.
23.1**	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
31.1**	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2**	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*
Incorporated by reference to the identically-numbered exhibit to the Registration Statement on Form S-1 of Maidenform Brands, Inc., as amended (Registration Statement No. 333-124228).

**
Filed herewith.

#
Management contract or compensatory plan or arrangement

2011 Form 10-K    I    87

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2012.

Maidenform Brands, Inc. (Registrant)
/s/ CHRISTOPHER W. VIETH Christopher W. Vieth Executive Vice President, Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 9th day of March 2012.

Signature	Title

/s/ MAURICE S. REZNIK Maurice S. Reznik	Chief Executive Officer and Director (principal executive officer)
/s/ CHRISTOPHER W. VIETH Christopher W. Vieth	Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial officer)
/s/ JOHN A. NELSON John A. Nelson	Vice President and Chief Accounting Officer (principal accounting officer)
/s/ KAREN ROSE Karen Rose	Chairman of the Board
/s/ NORMAN AXELROD Norman Axelrod	Director
/s/ BERND BEETZ Bernd Beetz	Director
/s/ HAROLD COMPTON Harold Compton	Director
/s/ BARBARA EISENBERG Barbara Eisenberg	Director
/s/ NOMI GHEZ Nomi Ghez	Director

88    I    Maidenform Brands, Inc.

Index to Exhibits

The following is a list of all exhibits filed as part of this Report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, as amended (333-124228)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on November 5, 2008)
4.1*	Specimen Common Stock Certificate
4.2*	Amended and Restated Stockholders Agreement, dated as of July 8, 2005, by and among Maidenform Brands, Inc. and the stockholders of Maidenform Brands, Inc. listed on the signature pages thereto
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
Employment Agreement, dated as of September 25, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Gayle Weibley (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 13, 2009) #
10.4(b)
Amendment Number One to the Employment Agreement, dated as of December 10, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Gayle Weibley (incorporated by reference to Exhibit 10.3 (a) to our Quarterly Report on Form 10-Q filed on May 13, 2009) #
10.5
Employment Agreement, dated as of December 10, 2008, by and among Maidenform Brands, Inc., Maidenform, Inc. and Steven Castellano (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 13, 2009) #
10.6
Employment Agreement, dated as of November 7, 2011, by and between Maidenform Brands, Inc. and Malcolm Robinson (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed on November 8, 2011) #
10.7(a)	2004 Stock Option Plan (incorporated by reference to Exhibit 10.5(a) to our Registration Statement on Form S-1, as amended (333-124228) #

2011 Form 10-K    I    89

Exhibit No.	Description
10.7(b)	Amendment to 2004 Stock Option Plan (incorporated by reference to Exhibit 10.5(b) to our Registration Statement on Form S-1, as amended (333-124228) #
10.8(a)	2004 Rollover Stock Option Plan (incorporated by reference to Exhibit 10.6(a) to our Registration Statement on Form S-1, as amended (333-124228) #
10.8(b)	Amendment to 2004 Rollover Stock Option Plan (incorporated by reference to Exhibit 10.6(b) to our Registration Statement on Form S-1, as amended (333-124228) #
10.9(a)	2004 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.7(a) to our Registration Statement on Form S-1, as amended (333-124228) #
10.9(b)	Amendment to 2004 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.7(b) to our Registration Statement on Form S-1, as amended (333-124228) #
10.10(a)	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, as amended (333-124228) #
10.10(b)
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
10.11(a)	2005 Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, as amended (333-124228) #
10.11(b)	Amendment Number One to 2005 Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 5, 2008)
10.12(a)	2009 Omnibus Incentive Plan, amended (incorporated by reference to Annex B to our DEF 14A filed on April 13, 2011) (the "Omnibus Plan") #
10.12(b)
Form of Restricted Stock Agreement Pursuant to the Omnibus Plan for grants to named executive officers (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.12(c)
Form of Restricted Stock Agreement Pursuant to the Omnibus Plan for grants to executive officers other than named executive officers (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.12(d)
Form of Restricted Stock Agreement Pursuant to the Omnibus Plan for grants to employees other than executive officers (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.12(e)
Form of Restricted Stock Agreement Pursuant to the Omnibus Plan for grants to non-employee directors (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 8-K filed on May 21, 2009) #

90    I    Maidenform Brands, Inc.

Exhibit No.	Description
10.12(f)	Form of Non-Tandem Stock Appreciation Right Agreement Pursuant to the Omnibus Plan for grants to named executive officers (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.12(g)
Form of Non-Tandem Stock Appreciation Right Agreement Pursuant to the Omnibus Plan for grants to executive officers other than named executive officers (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.12(h)
Form of Non-Tandem Stock Appreciation Right Agreement Pursuant to the Omnibus Plan for grants to employees other than executive officers (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 8-K filed on May 21, 2009) #
10.12(i)
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
10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1, as amended (333-124228)
10.15	Form of Sales Restriction Agreement (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, as amended (333-124228)
21.1**	Subsidiaries of Maidenform Brands, Inc.
23.1**	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
31.1**	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2**	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*
Incorporated by reference to the identically-numbered exhibit to the Registration Statement on Form S-1 of Maidenform Brands, Inc., as amended (Registration Statement No. 333-124228).

**
Filed herewith.

#
Management contract or compensatory plan or arrangement

2011 Form 10-K    I    91