Form 10-Q
period 2012-03-31
Maidenform Brands, Inc.
filed 2012-05-09
CIK 1323531

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2012
Common Stock, $0.01 par value per share	23,536,110 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$29,846	$68,041
Accounts receivable, net	107,723	54,517
Inventories	116,129	113,200
Deferred income taxes	15,357	15,357
Prepaid expenses and other current assets	14,415	14,310
Total current assets	283,470	265,425
Property, plant and equipment, net	29,036	29,497
Goodwill	7,162	7,162
Intangible assets, net	92,493	92,765
Other non-current assets	496	386
Total assets	$412,657	$395,235

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$1,100	$1,100
Accounts payable	43,842	38,425
Accrued expenses and other current liabilities	29,312	24,967
Total current liabilities	74,254	64,492
Long-term debt	67,675	67,950
Deferred income taxes	26,269	25,108
Other non-current liabilities	14,405	14,497
Total liabilities	182,603	172,047

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock - $0.01 par value; 10,000,000 shares authorized and none issued and outstanding	—	—
Common stock - $0.01 par value; 100,000,000 shares authorized; 24,399,732 shares issued and 23,037,421 outstanding at March 31, 2012 and 24,399,732 shares issued and 22,922,969 outstanding at December 31, 2011	244	244
Additional paid-in capital	78,164	78,362
Retained earnings	185,741	181,227
Accumulated other comprehensive loss	(7,714)	(8,301)
Treasury stock, at cost (1,362,311 shares at March 31, 2012 and 1,476,763 shares at December 31, 2011)	(26,381)	(28,344)
Total stockholders’ equity	230,054	223,188
Total liabilities and stockholders’ equity	$412,657	$395,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	March 31,	April 2,
	2012	2011

Net sales	$157,546	$163,561
Cost of sales	114,639	107,867
Gross profit	42,907	55,694
Selling, general and administrative expenses	33,068	32,179
Operating income	9,839	23,515
Interest expense, net	253	224
Income before provision for income taxes	9,586	23,291
Income tax expense	3,741	8,778
Net income	$5,845	$14,513
Basic earnings per common share	$0.25	$0.64
Diluted earnings per common share	$0.25	$0.62
Basic weighted average number of shares outstanding	22,938,649	22,787,851
Diluted weighted average number of shares outstanding	23,380,022	23,303,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	March 31,	April 2,
	2012	2011

Net income	$5,845	$14,513
Other comprehensive income, before tax:
Foreign currency translation adjustments	505	596
Net gain on defined benefit pension plan	137	57
Other comprehensive income, before tax	642	653
Income tax expense related to items of other comprehensive income	55	23
Other comprehensive income, net of tax	587	630
Comprehensive income	$6,432	$15,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,	April 2,
	2012	2011
Cash flows from operating activities
Net income	$5,845	$14,513
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,295	1,237
Amortization of intangible assets	272	273
Amortization of deferred financing costs	27	44
Stock-based compensation	1,126	865
Deferred income taxes	1,140	735
Excess tax benefits related to stock-based compensation	(811)	(607)
Bad debt expense	343	145
Other non-cash items	206	—
Net changes in operating assets and liabilities
Accounts receivable	(53,103)	(66,527)
Inventories	(2,324)	(17,387)
Prepaid expenses and other current and non-current assets	(1,031)	(864)
Accounts payable	5,360	22,107
Accrued expenses and other current and non-current liabilities	4,145	(863)
Income taxes payable	1,928	7,133
Net cash used in operating activities	(35,582)	(39,196)
Cash flows from investing activities
Capital expenditures	(817)	(1,544)
Net cash used in investing activities	(817)	(1,544)
Cash flows from financing activities
Term loan repayments	(275)	(275)
Proceeds from stock options exercised	41	110
Excess tax benefits related to stock-based compensation	811	607
Payments of employee withholding taxes related to equity awards	(1,516)	(881)
Purchase of common stock for treasury	—	(1,961)
Payments of capital lease obligations	(75)	(57)
Financing fees paid	(149)	—
Net cash used in financing activities	(1,163)	(2,457)
Effects of exchange rate changes on cash	(633)	(78)
Net decrease in cash	(38,195)	(43,275)
Cash and cash equivalents
Beginning of period	68,041	73,221
End of period	$29,846	$29,946

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$256	$251
Income taxes	$608	$1,017

Supplemental schedule of non-cash investing and financing activities
Treasury stock issued related to equity award activity	$3,479	$1,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Maidenform Brands, Inc. and its subsidiaries (the “Company,” “we,” “us” or “our”) design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell our products through multiple distribution channels, including department stores and national chain stores (including third party distributors and independent stores), mass merchants (including warehouse clubs), and other (including specialty retailers, off-price retailers and licensees). In addition, we operated 75 retail outlet stores as of March 31, 2012 and 74 retail outlet stores as of April 2, 2011, and sold products on our websites.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position at March 31, 2012, the results of our operations for the three-month periods ended March 31, 2012 and April 2, 2011, and cash flows for the three months ended March 31, 2012 and April 2, 2011. These adjustments consist of normal recurring adjustments. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2011 has been derived from our audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

These condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The financial statements included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.

2.             DEBT

	March 31,	December 31,
	2012	2011
Long-term debt
Term loan facility	$68,775	$69,050
Current maturities of long-term debt	1,100	1,100
Non-current portion of long-term debt	$67,675	$67,950

On March 28, 2012, we entered into the Sixth Amendment and Modification Agreement to our credit agreement pursuant to which, among other things, we extended the maturity date of our revolving loan by two years to June 15, 2014.

At March 31, 2012, we had $68,775 outstanding under our term loan, and $0 outstanding under our revolving loan with approximately $49,325 available for borrowings, after giving effect to $675 of outstanding letters of credit. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. Principal payments on the term loan are payable in quarterly installments of $275 with all remaining amounts due in 2014. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. In addition, subject to specified exceptions and limitations and reinvesting options, partial prepayments of outstanding loans may be required with the proceeds of asset sales, sales of equity and debt securities, and with certain insurance and condemnation proceeds.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Payments due on long-term debt during each of the five years subsequent to March 31, 2012, are as follows:

Balance of fiscal 2012	$825
In fiscal 2013	1,100
In fiscal 2014	66,850
In fiscal 2015	—
In fiscal 2016	—
Thereafter	—

3.             STOCKHOLDERS’ EQUITY

							Accumulated
	Common		Treasury		Additional		Other	Total
	Stock		Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	$	Shares	$	Capital	Earnings	Loss	Equity

Balance at December 31, 2011	24,399,732	$244	(1,476,763)	$(28,344)	$78,362	$181,227	$(8,301)	$223,188

Stock-based compensation					1,126			1,126
Equity award activity			114,452	1,963	(1,324)	(1,331)		(692)
Comprehensive income						5,845	587	6,432
Balance at March 31, 2012	24,399,732	$244	(1,362,311)	$(26,381)	$78,164	$185,741	$(7,714)	$230,054

4.             STOCK REPURCHASE PROGRAM

Our stock repurchase program allows us to repurchase our shares from time to time pursuant to existing rules and regulations and other parameters approved by the board of directors. We did not repurchase any shares of our common stock during the three-month period ended March 31, 2012 and repurchased $1,961 of our common stock at an average price per share of $26.72 during the three-month period ended April 2, 2011. At March 31, 2012, we had $15,687 remaining available under our stock repurchase program.

5.             INCOME TAXES

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

Our effective income tax rate for the three months ended March 31, 2012 was 39.0% as compared to an effective income tax rate for the three months ended April 2, 2011 of 37.7%.

6.             SEGMENT INFORMATION

We identified our two reportable segments as ‘‘wholesale’’ and ‘‘retail.’’ Our wholesale sales are to department stores, national chain stores, mass merchants (including warehouse clubs), specialty retailers, off-price retailers, and third-party distributors serving similar customers in foreign countries while our retail segment reflects our operations from our retail outlet stores and internet operations. Royalty income is also included in our wholesale segment. Within our reportable segments, wholesale includes corporate-related assets. Each segment’s results include the costs directly related to the segment’s net sales and all other costs allocated based on the relationship to consolidated net sales to support each segment’s net sales. Intersegment sales and transfers are recorded at cost and treated as a transfer of inventory.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Information on segments and reconciliation to income before provision for income taxes, are as follows:

	Three Months Ended
	March 31,	April 2,
	2012	2011

Net sales
Wholesale	$144,876	$151,985
Retail	12,670	11,576
Total	$157,546	$163,561

Operating income (loss)
Wholesale	$10,881	$24,693
Retail	(1,042)	(1,178)
Operating income	9,839	23,515
Interest expense, net	253	224
Income before provision for income taxes	$9,586	$23,291

Depreciation and amortization
Wholesale	$1,259	$1,125
Retail	308	385
Total	$1,567	$1,510

Net sales by geographic area
United States	$141,062	$150,245
International (a)	16,484	13,316
Total	$157,546	$163,561

Intercompany sales from wholesale to retail	$2,668	$2,893

	March 31,	December 31,
	2012	2011
Total assets
Wholesale	$388,079	$366,037
Retail	24,578	29,198
Total	$412,657	$395,235

(a)   International net sales are identified as international based on the location of the customer.

At March 31, 2012 and December 31, 2011, our five largest uncollateralized receivables represented approximately 67% and 57% of total accounts receivable.

For the three-month periods ended March 31, 2012 and April 2, 2011, we had two customers, Wal-Mart and Kohl’s, that each accounted for more than 10% of our consolidated net sales.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

7.             EARNINGS PER SHARE

The following is a reconciliation of the basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three Months Ended
	March 31,	April 2,
	2012	2011

Net income	$5,845	$14,513
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	22,938,649	22,787,851

Impact of dilutive securities	441,373	515,278

Dilutive number of common and common equivalent shares outstanding	23,380,022	23,303,129

Basic earnings per common share	$0.25	$0.64
Diluted earnings per common share	$0.25	$0.62

For the three-month periods ended March 31, 2012 and April 2, 2011, approximately 161,000 and 4,000 equity awards, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

8.             COMMITMENTS AND CONTINGENCIES

Purchase commitments

In the normal course of business, we enter into purchase commitments for both finished goods inventory and raw materials. At March 31, 2012, we had purchase commitments of $204,175 and believe that we have adequate reserves for any expected losses arising from all purchase commitments.

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

9.             ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
	2012	2011

Payroll and related benefits (including incentive compensation, vacation, and medical insurance)	$8,947	$9,183
Accrued other	20,365	15,784
	$29,312	$24,967

Other accrued expenses and current liabilities include, among other items, sourcing commitments, freight, customs duty, professional fees, accrued severance and trade promotions.

10.          RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance related to testing goodwill for impairment. The guidance permit an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test prescribed under current accounting rules. Otherwise, the two-step goodwill impairment test is not required. We adopted the guidance effective January 1, 2012. We do not expect the adoption of this guidance to have an impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. In December 2011, the FASB issued guidance to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  We have included such disclosures within this quarterly report.

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

We sell our products under some of the most recognized brands in the intimate apparel industry. Our Maidenform, Control It!, Flexees, Lilyette and Maidenform’s Charmed brands are sold in department stores and national chain stores. Our Bodymates, Inspirations, Self Expressions and Sweet Nothings brands are distributed through mass merchants. These mass merchant brands leverage our product technology, but are separate brands with distinctly different logos. In addition to our owned brands, we also supply private brands to certain retailers, including the Jennifer Lopez brand to be launched at Kohl’s during the second half of 2012. We also sell the Donna Karan and DKNY licensed brands in the department stores and chains channel, domestically and internationally, as a result of our license agreement. This agreement grants us the rights to design, source and market a full collection of Donna Karan and DKNY women’s intimate apparel products.

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

•                  increasing our presence in department stores and national chain stores through the use of Maidenform, Control It!, Flexees, Lilyette and Maidenform’s Charmed brands;

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

•                  marketing, rather than manufacturing our brands, including the introduction of a new brand architecture that will redefine Maidenform as a women’s bodywear company;

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

Wholesale segment

The following trends are among the key variables that will affect our wholesale segment:

Department stores and national chain stores. The department stores and national chain stores are where we generally sell the Maidenform, Control It!, Flexees, Lilyette and Maidenform’s Charmed brands. We plan to continue to invest in increasing our net sales with department store and national chain store customers, which we believe is important to our long-term positioning in the channel. While we have grown our sales in the past several years with department stores and national chain stores, we expect the rate of our future net sales growth to be moderate. We have customers located outside the United States that purchase our Maidenform, Control It!, Flexees, Lilyette and Maidenform’s Charmed brands. The majority of these net sales are included in the department stores and national chain stores channel. We also sell the Donna Karan and DKNY brands in this channel, domestically and internationally, as a result of our license agreement. This agreement grants us the rights to design, source and market a full collection of Donna Karan and DKNY women’s intimate apparel products.

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

Other. Net sales from other channel include sales to specialty retailers, off-price retailers and royalty income from licensees. We supply private brands to specialty retailers as opportunities present themselves and we continually evaluate this channel for new opportunities. The volume and mix of net sales of private label in the other channel can vary significantly from period to period based upon new product introductions. We expect net sales growth to decline in this channel in the near future. Net sales to customers in the other channel that are located outside the United States are included in this channel.

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

Income taxes. We account for income taxes using the liability method, which recognizes the amount of income tax payable or refundable for the current year and recognizes deferred tax liabilities and assets for the future tax consequences of the events that have been recognized in the financial statements or tax returns. For those uncertain tax positions where it is “more likely than not” that a tax benefit will be sustained, a tax benefit has been recorded. For those income tax positions where it is not “more likely than not” that a tax benefit will be sustained, no tax benefit has been recognized. Where applicable, associated interest and penalties are recorded. We routinely evaluate all deferred tax assets to determine the likelihood of their realization and record a valuation allowance if it is “more likely than not” that a deferred tax asset will not be realized. For more information, see notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Net operating loss (“NOLs”) carryforwards enable a company to apply NOLs incurred during a current period against a future period’s profits in order to reduce cash tax liabilities in those future periods. In periods when a company is generating operating losses, its NOLs will increase. The tax effect of the NOLs is recorded as a deferred tax asset. If the company does not believe that it is “more likely than not” that it will be able to utilize the NOLs, it records a valuation allowance against the deferred tax asset. Additionally, Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize its NOLs if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized “built-in gains” that occur during the sixty-month period after the ownership change. Our NOLs are subject to Section 382 limitations. At December 31, 2011, we had approximately $18.8 million of federal and state NOLs available for utilization in the years from 2012 through 2023.

Results of Operations

	Three Months Ended
	March 31,	April 2,
	2012	2011
OPERATING DATA: (in millions)
Wholesale sales	$144.8	$152.0
Retail sales	12.7	11.6
Net sales	157.5	163.6
Cost of sales	114.6	107.9
Gross profit	42.9	55.7
Selling, general and administrative expenses	33.1	32.2
Operating income	$9.8	$23.5

	As a Percentage of Net Sales
	Three Months Ended
	March 31,	April 2,
	2012	2011
OPERATING DATA:
Wholesale sales	91.9%	92.9%
Retail sales	8.1	7.1
Net sales	100.0	100.0
Cost of sales	72.8	65.9
Gross profit	27.2	34.1
Selling, general and administrative expenses	21.0	19.7
Operating income	6.2%	14.4%

Our net sales are derived from two segments, wholesale and retail. Our net sales within the wholesale segment are grouped by channel, based upon the brands we sell and the customers to whom we sell, as follows: (1) department stores and national chain stores (including third party distributors and independent stores), (2) mass merchants (including warehouse clubs) and (3) other.

Our department stores and national chain stores channel (including third party distributors and independent stores) primarily consists of sales of our Maidenform, Control It!, Flexees, Lilyette and Maidenform’s Charmed brands on a worldwide basis to customers within this category. Within the mass merchant channel (including warehouse clubs), we sell brands such as Bodymates, Inspirations, Self Expressions and Sweet Nothings that are primarily dedicated to specific customers. These brands are all sold on a worldwide basis to mass merchants and, to a lesser degree, warehouse clubs. Our remaining sales are grouped within a channel designated as other and include private brand products sold to specialty retailers and all brand sales to off-price retail stores on a worldwide basis. In addition, we include licensing income in our other channel.

	Three Months Ended
	March 31,	April 2,	$	%
	2012	2011	change	change
	(in millions)
Department stores and national chain stores	$58.6	$63.7	$(5.1)	(8.0)%
Mass merchants	59.0	58.0	1.0	1.7
Other	27.2	30.3	(3.1)	(10.2)
Total wholesale	144.8	152.0	(7.2)	(4.7)

Retail	12.7	11.6	1.1	9.5

Total consolidated net sales	$157.5	$163.6	$(6.1)	(3.7)%

In addition, our mix of products sold worldwide between bras, shapewear and panties for the three-month period ended March 31, 2012 and April 2, 2011, respectively, is summarized below:

	Three Months Ended
	March 31,	April 2,
	2012	2011
Bras	55%	57%
Shapewear	38	36
Panties	7	7
	100%	100%

Net sales

Consolidated net sales decreased by $6.1 million, or 3.7%, from $163.6 million for the three months ended April 2, 2011 to $157.5 million for the three months ended March 31, 2012.

Wholesale segment net sales decreased by $7.2 million, or 4.7%, from $152.0 million for the three months ended April 2, 2011 to $144.8 million for the three months ended March 31, 2012. Total international net sales, which are included in the wholesale segment, increased by $3.2 million, or 24.1%, from $13.3 million for the three months ended April 2, 2011 to $16.5 million for the three months ended March 31, 2012. International sales benefited from increased sales in Canada and the United Kingdom.  Our department stores and national chain stores channel net sales decreased by $5.1 million, or 8.0%, from $63.7 million for the three months ended April 2, 2011 to $58.6 million for the three months ended March 31, 2012. The decrease was primarily due to a reduction in replenishment sales, as well as sales declines at a mid-tier department store as it transitions to a new pricing and merchandising strategy, and an assortment expansion in 2011 at one of our chain store customers that did not repeat in 2012.  Our mass merchant channel net sales increased by $1.0 million, or 1.7%, from $58.0 million for the three months ended April 2, 2011 to $59.0 million for the three months ended March 31, 2012. This increase was a result of increased sales, particularly in shapewear and bra categories, at a warehouse club, which were partially offset by lower sales with a mass customer.  The first quarter of 2011 included a sales increase of 32%, reflecting expanded product distribution at several mass channel customers.  Other channel net sales, which include sales to specialty retailers, off-price retailers and licensing income, decreased by $3.1 million, or 10.2%, from $30.3 million for the three months ended April 2, 2011 to $27.2 million for the three months ended March 31, 2012. This decrease was due primarily from lower sales to a specialty retailer and off-price retailers.

Net sales in our retail segment increased by $1.1 million, or 9.5%, from $11.6 million for the three months ended April 2, 2011 to $12.7 million for the three months ended March 31, 2012 resulting from increased customer traffic and e-commerce growth. Same store sales, defined as sales from stores open more than one year, for the three months ended March 31, 2012 increased 5.3%. Our internet sales increased by $0.8 million, or 53.3%, from $1.5 million for the three months ended April 2, 2011 to $2.3 million for the three months ended March 31, 2012.

Gross profit

Consolidated gross profit decreased by $12.8 million, or 23.0%, from $55.7 million for the three months ended April 2, 2011 to $42.9 million for the three months ended March 31, 2012. As a percentage of net sales, consolidated gross margins decreased from 34.1% for the three months ended April 2, 2011 to 27.2% for the three months ended March 31, 2012.

Gross profit as a percentage of net sales for the wholesale segment decreased from 32.2% for the three months ended April 2, 2011 to 24.4% for the three months ended March 31, 2012. This decrease was primarily driven by increased promotional and liquidation activity to drive inventory productivity.  Partially offsetting this decrease was a favorable mix in product and channel sales during the quarter.

Gross profit as a percentage of net sales for the retail segment increased from 58.6% for the three months ended April 2, 2011 to 59.8% for the three months ended March 31, 2012.  This increase was primarily related to the change in the overall product mix.

Selling, general and administrative expenses (“SG&A”)

Consolidated SG&A increased by $0.9 million, or 2.8%, from $32.2 million for the three months ended April 2, 2011 to $33.1 million for the three months ended March 31, 2012. As a percentage of net sales, SG&A increased from 19.7% for the three months ended April 2, 2011 to 21.0% for the three months ended March 31, 2012.

SG&A for our wholesale segment, which includes corporate-related expenses, increased by $0.3 million, or 1.2%, from $24.2 million for the three months ended April 2, 2011 to $24.5 million for the three months ended March 31, 2012. As a percentage of net sales, wholesale segment SG&A increased from 15.9% for the three months ended April 2, 2011 to 16.9% for the three months ended March 31, 2012. The increase of $0.3 million is primarily a result of increased payroll and related benefits of $2.2 million resulting primarily from strategic headcount additions to support our initiatives which were not included in the first quarter 2011 results, as well as merit increases.  Partially offsetting this increase was a reduction in professional fees of $1.1 million and various other reductions of $0.8 million.  In addition, savings from select headcount reductions at the end of 2011.  Retail segment SG&A increased by $0.6 million, or 7.5%, from $8.0 million for the three months ended April 2, 2011 to $8.6 million for the three months ended March 31, 2012.  The increase of $0.6 million is due to increased retail operating expenses, including costs associated with e-commerce strategies, as well as store lease renewals.

Operating income

Our consolidated operating income decreased by $13.7 million, or 58.3%, from $23.5 million for the three months ended April 2, 2011 to $9.8 million for the three months ended March 31, 2012.

For the foregoing reasons, operating income for the wholesale segment decreased by $13.9 million, or 56.3%, from $24.7 million for the three months ended April 2, 2011 to $10.8 million for the three months ended March 31, 2012. Also, for the reasons discussed above, operating loss for the retail segment decreased by $0.2 million, or 16.7%, from a loss of $1.2 million for the three months ended April 2, 2011 to a loss of $1.0 million for the three months ended March 31, 2012.

Interest expense, net

Interest expense, net, increased by $0.1 million, or 50.0%, from $0.2 million for the three months ended April 2, 2011 to $0.3 million for the three months ended March 31, 2012.

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

Our effective income tax rate for the three-month period ended March 31, 2012 was 39.0%, as compared to an effective income tax rate for the three-month period ended April 2, 2011 of 37.7%.

Net income

For the foregoing reasons, our net income decreased by $8.7 million, or 60.0%, from $14.5 million for the three months ended April 2, 2011 to $5.8 million for the three months ended March 31, 2012.

Liquidity and Capital Resources

Operating activities. Cash flows used in operating activities were $35.6 million for the three months ended March 31, 2012 compared to cash flows used in operating activities of $39.2 million for the three months ended April 2, 2011. This change was primarily driven by uses in cash resulting from a decrease in earnings offset by lower working capital needs.  The decrease in accounts payable and inventory when compared to the prior year change was the result of management controlling the inventory flow and supply chain management.  The decrease in accounts receivable when compared to the prior year change is primarily due to lower sales and higher cash collections during the period.  The decrease in income tax payable is due to lower taxable income during the three months ended March 31, 2012 when compared to the same prior year period.

Investing activities. Cash flows used in investing activities were $0.8 million for the three months ended March 31, 2012 compared to $1.5 million for the three months ended April 2, 2011.  Cash flows used in investing activities for the three months ended March 31, 2012 and April 2, 2011 primarily related to information technology upgrades, including the implementation of an enterprise resource planning system which started in 2009 and is being phased in and the implementation of retail systems which are expected to be placed into service during the second half of 2012.

Financing activities. Cash flows used in financing activities were $1.2 million for the three months ended March 31, 2012 compared to cash flows used in financing activities of $2.5 million for the three months ended April 2, 2011. The decrease in cash flows used in financing activities was primarily due to the $2.0 million repurchase of our common stock under our stock repurchase program during the first quarter of 2011 that did not repeat during the first quarter of 2012.

Our stock repurchase program allows us to repurchase our shares from time to time pursuant to existing rules and regulations and other parameters approved by the board of directors. At March 31, 2012, we had $15.6 million remaining available under our stock repurchase program. During March 2011, we repurchased $2.0 million of common stock at an average price per share of $26.72.

On March 28, 2012, we entered into the Sixth Amendment and Modification Agreement to our credit agreement pursuant to which, among other things, we extended the maturity date of our revolving loan by two years to June 15, 2014.

At March 31, 2012 we had $68.8 million outstanding under our term loan, and $0 outstanding under our revolving loan with approximately $49.3 million available for borrowings, after giving effect to $0.7 million of outstanding letters of credit. Principal payments on the term loan are payable in quarterly installments of $0.3 million with all remaining amounts due in 2014. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. We were in compliance with all debt covenants at March 31, 2012.

Below is a summary of our actual performance under these financial covenants:

	March 31, 2012 Covenant	December 31, 2011 Covenant

Actual fixed charge coverage ratio (a)	1.97 : 1.00	2.32 : 1.00
Minimum fixed charge coverage ratio required	1.25 : 1.00	1.25 : 1.00

Actual fixed charge coverage ratio (b)	1.23 : 1.00	1.51 : 1.00
Minimum fixed charge coverage ratio required	0.85 : 1.00	0.85 : 1.00

Actual leverage ratio (c)	0.81 : 1.00	0.03 : 1.00
Maximum leverage ratio permitted	3.25 : 1.00	4.00 : 1.00

Actual leverage ratio (d)	1.42 : 1.00	N/A
Maximum leverage ratio permitted	3.25 : 1.00	N/A

Actual consolidated capital expenditures	$817	$8,585
Maximum consolidated capital expenditures permitted	$11,415	$13,116

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

d)             Leverage ratio computed as the ratio of total debt to consolidated EBITDA and certain non-cash charges.

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

The following table summarizes our significant contractual obligations and commercial commitments at March 31, 2012 and the future periods in which such obligations are expected to be settled in cash. In addition, the table below reflects the timing of principal and interest payments on outstanding borrowings.

	Balance of
	fiscal	In fiscal	In fiscal	In fiscal	In fiscal
(in millions)	2012	2013	2014	2015	2016	Thereafter	Total

Long-term debt	$0.8	$1.1	$66.9	$—	$—	$—	$68.8
Interest on long-term debt (1)	0.6	0.9	0.4	—	—	—	1.9
Obligations under capital lease (2)	0.2	0.2	—	—	—	—	0.4
Operating leases (3)	7.1	6.6	5.1	3.7	2.7	7.8	33.0
Total financial obligations	8.7	8.8	72.4	3.7	2.7	7.8	104.1
Other contractual obligations (4)	4.0	5.8	8.2	7.0	5.3	33.3	63.6
Purchase obligations (5)	204.2	—	—	—	—	—	204.2
Total financial obligations and commitments	$216.9	$14.6	$80.6	$10.7	$8.0	$41.1	$371.9

(1) The interest rate assumed was the rate in effect at March 31, 2012.

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

As of March 31, 2012, our total liabilities for unrecognized tax benefits and related interest and penalties amounted to $3.3 million (before federal and, if applicable, state effect). We also have pension and post-retirement benefit obligations included in other non-current liabilities of $8.2 million and $0.7 million, respectively, at March 31, 2012. These liabilities for unrecognized tax benefits and pension and postretirement benefit obligations have not been included in the schedule of cash contractual obligations above because we cannot make a reasonably reliable estimate of the amount and period of related future payments of these liabilities.

Off-Balance Sheet Arrangements. Our most significant off-balance sheet financing arrangements as of March 31, 2012 are non-cancelable operating lease agreements, primarily for our company-operated outlet stores, our company headquarters and our leased distribution centers located in Shannon, Ireland and Fayetteville, North Carolina. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance related to testing goodwill for impairment. The guidance permit an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test prescribed under current accounting rules. Otherwise, the two-step goodwill impairment test is not required. We adopted the guidance effective January 1, 2012. We do not expect the adoption of this guidance to have an impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. In December 2011, the FASB issued guidance to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  We have included such disclosures within this quarterly report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk. We do not believe that we have significant foreign currency transactional exposures. For the three-month period ended March 31, 2012, $8.0 million of our total net sales were in currencies other than the U.S. dollar. During the three-month period ended March 31, 2012, our net sales were unfavorably impacted by $0.3 million due to fluctuations in foreign currency exchange rates. Most of our purchases are denominated in U.S. dollars. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

Interest Rate Risk. From time to time, we manage our interest rate risk through the use of interest rate swaps. At March 31, 2012, our debt portfolio was composed of variable-rate debt, with no portion hedged. With respect to our variable-rate debt, a 1% change in interest rates would be immaterial.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of March 31, 2012 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ending March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risks that could have a negative impact on our business, results of operations and financial condition include: our growth cannot be assured and any growth may be unprofitable; potential fluctuations in our results of operations or rate of growth; our dependence on a limited number of customers; we have larger competitors with greater resources; retail trends in the intimate apparel industry, including consolidation and continued growth in the development of private brands, resulting in downward pressure on prices, reduced floor space and other harmful changes; failure to anticipate, identify or promptly react to changing trends, styles, or consumer preferences; our leverage could adversely affect our financial condition; external events may disrupt our supply chain, result in increased cost of goods or an inability to deliver our products; events which result in difficulty in procuring or producing products on a cost-effective basis; disputes with third parties for infringement or misappropriation of their proprietary rights; increases in the prices of raw materials; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; foreign currency exposure; the sufficiency of cash to fund operations and capital expenditures; and the influence of adverse changes in general economic conditions. This list is intended to identify only certain of the principal factors that could have a material and adverse impact on our business, results of operations and financial condition.  A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K, filed with the Securities and Exchange Commission on March 9, 2012.

There are no material changes to the risk factors described in the Form 10-K filed on March 9, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

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

101*

Interactive data files: (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and April 2, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and April 2, 2011, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and April 2, 2011 and (v) Notes to Consolidated Financial Statements.

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

MAIDENFORM BRANDS, INC.
(Registrant)

Date: May 9, 2012	By:	/s/ Christopher W. Vieth
Name: Christopher W. Vieth
Title: Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Interactive data files: (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and April 2, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and April 2, 2011, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and April 2, 2011 and (v) Notes to Consolidated Financial Statements.

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