Form 10-Q
period 2012-06-30
Maidenform Brands, Inc.
filed 2012-08-09
CIK 1323531

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2012
Common Stock, $0.01 par value per share	23,574,554 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$59,068	$68,041
Accounts receivable, net	88,051	54,517
Inventories	108,805	113,200
Deferred income taxes	15,357	15,357
Prepaid expenses and other current assets	16,478	14,310
Total current assets	287,759	265,425
Property, plant and equipment, net	29,643	29,497
Goodwill	7,162	7,162
Intangible assets, net	92,344	92,765
Other non-current assets	451	386
Total assets	$417,359	$395,235

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$1,100	$1,100
Accounts payable	39,104	38,425
Accrued expenses and other current liabilities	26,881	24,967
Total current liabilities	67,085	64,492
Long-term debt	67,400	67,950
Deferred income taxes	26,600	25,108
Other non-current liabilities	13,827	14,497
Total liabilities	174,912	172,047

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock - $0.01 par value; 10,000,000 shares authorized and none issued and outstanding	—	—
Common stock - $0.01 par value; 100,000,000 shares authorized; 24,399,732 shares issued and 23,086,912 outstanding at June 30, 2012 and 24,399,732 shares issued and 22,922,969 outstanding at December 31, 2011	244	244
Additional paid-in capital	78,683	78,362
Retained earnings	197,303	181,227
Accumulated other comprehensive loss	(8,356)	(8,301)
Treasury stock, at cost (1,312,820 shares at June 30, 2012 and 1,476,763 shares at December 31, 2011)	(25,427)	(28,344)
Total stockholders’ equity	242,447	223,188
Total liabilities and stockholders’ equity	$417,359	$395,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011

Net sales	$157,485	$170,026	$315,031	$333,587
Cost of sales	103,927	110,922	218,566	218,789
Gross profit	53,558	59,104	96,465	114,798
Selling, general and administrative expenses	34,570	34,415	67,638	66,594
Litigation settlement	—	6,750	—	6,750
Operating income	18,988	17,939	28,827	41,454

Interest expense, net	296	238	549	462
Income before provision for income taxes	18,692	17,701	28,278	40,992
Income tax expense	7,308	6,137	11,049	14,915
Net income	$11,384	$11,564	$17,229	$26,077
Basic earnings per common share	$0.49	$0.51	$0.75	$1.14
Diluted earnings per common share	$0.49	$0.50	$0.74	$1.12
Basic weighted average number of shares outstanding	23,052,429	22,810,905	22,995,539	22,799,378
Diluted weighted average number of shares outstanding	23,399,367	23,322,223	23,389,694	23,312,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011

Net income	$11,384	$11,564	$17,229	$26,077
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(724)	294	(219)	890
Net gain on defined benefit pension plan	137	55	274	112
Other comprehensive (loss) income, before tax	(587)	349	55	1,002
Income tax expense related to items of other comprehensive (loss) income	55	22	110	45
Other comprehensive (loss) income, net of tax	(642)	327	(55)	957
Comprehensive income	$10,742	$11,891	$17,174	$27,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,	July 2,
	2012	2011
Cash flows from operating activities
Net income	$17,229	$26,077
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	2,560	2,231
Amortization of intangible assets	546	545
Amortization of deferred financing costs	94	89
Stock-based compensation	2,301	1,940
Deferred income taxes	1,396	1,783
Excess tax benefits related to stock-based compensation	(843)	(983)
Bad debt expense	277	263
Other non-cash items	411	221
Net changes in operating assets and liabilities
Accounts receivable	(33,928)	(49,977)
Inventories	4,251	(19,939)
Prepaid expenses and other current and non-current assets	(454)	(3,574)
Accounts payable	686	14,965
Accrued expenses and other current and non-current liabilities	1,188	6,417
Income taxes payable	(778)	(2,402)
Net cash used in operating activities	(5,064)	(22,344)
Cash flows from investing activities
Capital expenditures	(2,835)	(3,197)
Net cash used in investing activities	(2,835)	(3,197)
Cash flows from financing activities
Term loan repayments	(550)	(550)
Proceeds from stock options exercised	636	1,504
Excess tax benefits related to stock-based compensation	843	983
Payments of employee withholding taxes related to equity awards	(1,566)	(1,130)
Purchase of common stock for treasury	—	(1,961)
Payments of capital lease obligations	(152)	(132)
Financing fees paid	(250)	—
Net cash used in financing activities	(1,039)	(1,286)
Effects of exchange rate changes on cash and cash equivalents	(35)	(111)
Net decrease in cash and cash equivalents	(8,973)	(26,938)
Cash and cash equivalents
Beginning of period	68,041	73,221
End of period	$59,068	$46,283

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$510	$500
Income taxes	$10,310	$15,479

Supplemental schedule of non-cash financing activities
Treasury stock issued related to equity award activity	$4,483	$4,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Maidenform Brands, Inc. and its subsidiaries (the “Company,” “we,” “us” or “our”) design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell our products through multiple distribution channels, including department stores and national chain stores (including third party distributors and independent stores), mass merchants (including warehouse clubs), and other (including specialty retailers, off-price retailers and licensees). In addition, we operated 75 retail outlet stores as of June 30, 2012 and 74 retail outlet stores as of July 2, 2011, and sold products on our websites.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position at June 30, 2012, the results of our operations for the three and six-month periods ended June 30, 2012 and July 2, 2011, and cash flows for the six months ended June 30, 2012 and July 2, 2011. These adjustments consist of normal recurring adjustments. Operating results for the three and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2011 has been derived from our audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

2.                                      DEBT

	June 30,	December 31,
	2012	2011
Long-term debt
Term loan facility	$68,500	$69,050
Current maturities of long-term debt	1,100	1,100
Non-current portion of long-term debt	$67,400	$67,950

On March 28, 2012, we entered into the Sixth Amendment and Modification Agreement to our credit agreement pursuant to which among other things, we extended the maturity date of our revolving loan by two years to June 15, 2014.

At June 30, 2012, we had $68,500 outstanding under our term loan, and $0 outstanding under our revolving loan with approximately $49,325 available for borrowings, after giving effect to $675 of outstanding letters of credit. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. Principal payments on the term loan are payable in quarterly installments of $275 with all remaining amounts due in 2014. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. In addition, subject to specified exceptions and limitations and reinvesting options, partial prepayments of outstanding loans may be required with the proceeds of asset sales, sales of equity and debt securities, and with certain insurance and condemnation proceeds.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Payments due on long-term debt during each of the five years subsequent to June 30, 2012, are as follows:

Balance of fiscal 2012	$550
In fiscal 2013	1,100
In fiscal 2014	66,850
In fiscal 2015	—
In fiscal 2016	—
Thereafter	—

3.                                      STOCKHOLDERS’ EQUITY

							Accumulated
	Common		Treasury		Additional		Other	Total
	Stock		Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	$	Shares	$	Capital	Earnings	Loss	Equity

Balance at December 31, 2011	24,399,732	$244	(1,476,763)	$(28,344)	$78,362	$181,227	$(8,301)	$223,188

Stock-based compensation					2,301			2,301
Equity award activity			163,943	2,917	(1,980)	(1,153)		(216)
Comprehensive income						17,229	(55)	17,174
Balance at June 30, 2012	24,399,732	$244	(1,312,820)	$(25,427)	$78,683	$197,303	$(8,356)	$242,447

4.                                      STOCK REPURCHASE PROGRAM

Our stock repurchase program allows us to repurchase our shares from time to time pursuant to existing rules and regulations and other parameters approved by the board of directors. We did not repurchase any shares of our common stock during the six-month period ended June 30, 2012 and repurchased $1,961 of our common stock at an average price per share of $26.72 during the six-month period ended July 2, 2011.  At June 30, 2012, we had $15,687 remaining available under our stock repurchase program.

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

Our effective income tax rate for the three and six-month periods ended June 30, 2012 was 39.1%, as compared to an effective income tax rate for the three and six-month periods ended July 2, 2011 of 34.7% and 36.4%, respectively. The lower effective income tax rate in the three and six-month periods ended July 2, 2011 was primarily due to a discrete income tax benefit related to a New Jersey tax law change.

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Information on segments and reconciliation to income before provision for income taxes, are as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011

Net sales
Wholesale	$141,368	$153,759	$286,244	$305,744
Retail	16,117	16,267	28,787	27,843
Total	$157,485	$170,026	$315,031	$333,587

Operating income
Wholesale (a)	$17,934	$16,538	$28,815	$41,231
Retail	1,054	1,401	12	223
Operating income	18,988	17,939	28,827	41,454
Interest expense, net	296	238	549	462
Income before provision for income taxes	$18,692	$17,701	$28,278	$40,992

Depreciation and amortization
Wholesale	$973	$642	$1,977	$1,512
Retail	292	352	583	719
Total	$1,265	$994	$2,560	$2,231

Amortization of intangible assets
Wholesale	$257	$255	$512	$511
Retail	17	17	34	34
Total	$274	$272	$546	$545

Net sales by geographic area
United States	$142,714	$153,313	$283,776	$303,558
International (b)	14,771	16,713	31,255	30,029
Total	$157,485	$170,026	$315,031	$333,587

Intersegment sales from wholesale to retail	$3,499	$4,280	$6,167	$7,173

	June 30,	December 31,
	2012	2011
Total assets
Wholesale	$390,872	$366,037
Retail	26,487	29,198
Total	$417,359	$395,235

(a) Includes a litigation settlement of $6,750 expense recorded in the second quarter of 2011.

(b) International net sales are identified as international based on the location of the customer.

For the three and six-month periods ended June 30, 2012 and July 2, 2011, we had two customers, Wal-Mart and Kohl’s, that each accounted for more than 10% of our consolidated net sales.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

7.                                      EARNINGS PER SHARE

The following is a reconciliation of the basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011

Net income	$11,384	$11,564	$17,229	$26,077
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	23,052,429	22,810,905	22,995,539	22,799,378

Impact of dilutive securities	346,938	511,318	394,155	513,298

Dilutive number of common and common equivalent shares outstanding	23,399,367	23,322,223	23,389,694	23,312,676

Basic earnings per common share	$0.49	$0.51	$0.75	$1.14
Diluted earnings per common share	$0.49	$0.50	$0.74	$1.12

For the three-month periods ended June 30, 2012 and July 2, 2011, approximately 260,000 and 13,000 shares, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect. For the six-month periods ended June 30, 2012 and July 2, 2011, approximately 210,000 and 8,000 shares, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

8.                                      COMMITMENTS AND CONTINGENCIES

Purchase commitments

In the normal course of business, we enter into purchase commitments for both finished goods inventory and raw materials. At June 30, 2012, we had purchase commitments of $150,584 and believe that we have adequate reserves for any expected losses arising from all purchase commitments.

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

9.             ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	June 30,	December 31,
	2012	2011

Payroll and related benefits (including incentive compensation, vacation, and medical insurance)	$9,281	$9,183
Accrued other	17,600	15,784
	$26,881	$24,967

Other accrued expenses and current liabilities include, among other items, sourcing commitments, customs duty, freight, trade promotions, professional fees, inventory return accrual and accrued severance.

10.          RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance related to testing indefinite-lived intangible assets for impairment. The guidance permits an entity to perform a qualitative, rather than quantitative, assessment to determine whether or not it is more likely than not indefinite-lived intangible assets are impaired. The guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on our financial position or results of operations.

In September 2011, the FASB issued guidance related to testing goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test prescribed under current accounting requirements. Otherwise, the two-step goodwill impairment test is not required. We adopted the guidance effective January 1, 2012. We do not expect the adoption of this guidance to have an impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. In December 2011, the FASB issued guidance to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  We have included such disclosures within this quarterly report.

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

We sell our products under some of the most recognized brands in the intimate apparel industry. Our Maidenform, Control It!, Flexees, Lilyette and Maidenform’s Charmed brands are sold in department stores and national chain stores. Our Bodymates, Inspirations, Self Expressions and Sweet Nothings brands are distributed through mass merchants. These mass merchant brands leverage our product technology, but are separate brands with distinctly different logos. In addition to our owned brands, we also supply private brands to certain retailers, including the Jennifer Lopez brand that launched at Kohl’s during the third quarter of 2012. We also sell the Donna Karan and DKNY licensed brands in the department stores and chains channel, domestically and internationally, as a result of our license agreement. This agreement grants us the rights to design, source and market a full collection of Donna Karan and DKNY women’s intimate apparel products.

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

Wholesale segment

The following trends are among the key variables that will affect our wholesale segment:

Department stores and national chain stores. The department stores and national chain stores are where we generally sell the Maidenform, Control It!, Flexees, Lilyette and Maidenform’s Charmed brands. We plan to continue to invest in increasing our net sales with department store and national chain store customers, which we believe is important to our long-term positioning in the channel. While we have grown our sales in the past several years with department stores and national chain stores, we expect the rate of our future net sales growth to be moderate. We have customers located outside the United States that purchase our Maidenform, Control It!, Flexees, Lilyette and Maidenform’s Charmed brands. The majority of these net sales are included in the department stores and national chain stores channel. In addition to our owned brands, we also supply private brands to certain retailers, including the Jennifer Lopez brand to Kohl’s. We also sell the Donna Karan and DKNY brands in this channel, domestically and internationally, as a result of our license agreement. This agreement grants us the rights to design, source and market a full collection of Donna Karan and DKNY women’s intimate apparel products.

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

Other. Net sales from the other channel, include sales to specialty retailers, off-price retailers and royalty income from licensees. We supply private brands to specialty retailers as opportunities present themselves and we continually evaluate this channel for new opportunities. The volume and mix of net sales of private label in the other channel can vary significantly from period to period based upon new product introductions. We expect net sales to decline in this channel in the near future. Net sales to customers in the other channel that are located outside the United States are included in this channel.

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

Our objectives in our retail segment are to continue to increase the productivity of our portfolio of stores through effective merchandising and focused advertising, as well as selectively closing less productive locations and potentially opening new stores in more productive locations. Even in those situations where we selectively close less productive outlet stores and do not open a new store in that region, we believe those consumers still purchase many of our Maidenform brands from our other outlet stores, our websites or our wholesale segment customers that carry these brands. Our company-operated outlet stores reduce our dependence on off-price retailers and increase brand awareness through direct-to-consumer sale of our products. We had 75 retail outlet stores as of June 30, 2012 compared to 74 retail outlet stores as of July 2, 2011.

Results of Operations

Included in this presentation are discussions and reconciliations of operating income and net income in accordance with generally accepted accounting principles (“GAAP”) to operating income and net income excluding a litigation settlement. Each of these adjustments was selected because our management uses these non-GAAP measures in discussing and analyzing our results of operations and because we believe the non-GAAP measures provide investors with greater transparency by helping to illustrate the underlying financial and business trends relating to our results of operations, financial condition and comparability between current and prior periods.

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
OPERATING DATA: (in millions)
Wholesale sales	$141.4	$153.8	$286.2	$305.8
Retail sales	16.1	16.2	28.8	27.8
Net sales	157.5	170.0	315.0	333.6
Cost of sales	103.9	110.9	218.5	218.8
Gross profit	53.6	59.1	96.5	114.8
Selling, general and administrative expenses	34.6	34.3	67.7	66.5
Litigation settlement	—	6.8	—	6.8
Operating income	$19.0	$18.0	$28.8	$41.5

	As a Percentage of Net Sales
	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
OPERATING DATA:
Wholesale sales	89.8%	90.5%	90.9%	91.7%
Retail sales	10.2	9.5	9.1	8.3
Net sales	100.0	100.0	100.0	100.0
Cost of sales	66.0	65.2	69.4	65.6
Gross profit	34.0	34.8	30.6	34.4
Selling, general and administrative expenses	21.9	20.2	21.5	19.9
Litigation settlement	—	4.0	—	2.1
Operating income	12.1%	10.6%	9.1%	12.4%

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

	Three Months Ended				Six Months Ended
	June 30,	July 2,	$	%	June 30,	July 2,	$	%
	2012	2011	change	change	2012	2011	change	change
	(in millions)				(in millions)
Department stores and national chain stores	$70.4	$69.7	$0.7	1.0%	$129.0	$133.4	$(4.4)	(3.3)%
Mass merchants	48.2	56.8	(8.6)	(15.1)	107.2	114.8	(7.6)	(6.6)
Other	22.8	27.3	(4.5)	(16.5)	50.0	57.6	(7.6)	(13.2)
Total wholesale	141.4	153.8	(12.4)	(8.1)	286.2	305.8	(19.6)	(6.4)

Retail	16.1	16.2	(0.1)	(0.6)	28.8	27.8	1.0	3.6

Total consolidated net sales	$157.5	$170.0	$(12.5)	(7.4)%	$315.0	$333.6	$(18.6)	(5.6)%

In addition, our mix of products sold worldwide between bras, shapewear and panties for the three and six-month periods ended June 30, 2012 and July 2, 2011, respectively, is summarized below:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Bras	59%	57%	57%	57%
Shapewear	34	37	36	37
Panties	7	6	7	6
	100%	100%	100%	100%

Net sales

Consolidated net sales decreased by $12.5 million, or 7.4%, from $170.0 million for the three months ended July 2, 2011 to $157.5 million for the three months ended June 30, 2012. Consolidated net sales decreased by $18.6 million, or 5.6%, from $333.6 million for the six months ended July 2, 2011 to $315.0 million for the six months ended June 30, 2012.

Wholesale segment net sales decreased by $12.4 million, or 8.1%, from $153.8 million for the three months ended July 2, 2011 to $141.4 million for the three months ended June 30, 2012. Total international net sales, which are included in our wholesale segment, decreased by $1.9 million, or 11.4%, from $16.7 million for the three months ended July 2, 2011 to $14.8 million for the three months ended June 30, 2012. The international sales decrease was driven by lower sales in our major European markets, such as the United Kingdom and the Benelux countries that was partially offset by increases in Canada and Mexico, along with unfavorable currency exchange rates.  Our department stores and national chain stores channel net sales increased by $0.7 million, or 1.0%, from $69.7 million for the three months ended July 2, 2011 to $70.4 million for the three months ended June 30, 2012. During the second quarter of 2012, we shipped the Jennifer Lopez brand for the first time to a chain store customer which was partially offset by declines at a mid-tier department store as it transitions to a new pricing and merchandising strategy.  Our mass merchant channel net sales decreased by $8.6 million, or 15.1%, from $56.8 million for the three months ended July 2, 2011 to $48.2 million for the three months ended June 30, 2012. This decrease was a result of a program shift at a warehouse club which will take place July of 2012 compared to June of 2011 and varying results with other mass merchant customers. Other channel net sales, which include sales to specialty retailers, off-price retailers and licensing income, decreased by $4.5 million, or 16.5%, from $27.3 million for the three months ended July 2, 2011 to $22.8 million for the three months ended June 30, 2012.  This decrease was due primarily from lower anticipated sales to a specialty retailer that was somewhat offset by increased sales to off-price retailers.

Wholesale segment net sales decreased by $19.6 million, or 6.4%, from $305.8 million for the six months ended July 2, 2011 to $286.2 million for the six months ended June 30, 2012. Total international net sales increased by $1.3 million, or 4.3%, from $30.0 million for the six months ended July 2, 2011 to $31.3 million for the six months ended June 30, 2012, resulting from increased sales to major markets, such as Canada and the United Kingdom.  Partially offsetting these increases were sales decreases in other major markets, such as the Benelux countries, and the impact of unfavorable currency exchange rates.  Our department stores and national chain stores channel net sales decreased by $4.4 million, or 3.3%, from $133.4 million for the six months ended July 2, 2011 to $129.0 million for the six months ended June 30, 2012. The decrease was primarily due to a reduction in replenishment sales, as well as sales declines at a mid-tier department store as it transitions to a new pricing and merchandising strategy, and an assortment expansion in 2011 at one of our chain store customers that did not repeat in 2012. During the second quarter of 2012, we shipped the Jennifer Lopez brand for the first time to Kohl’s which partially offset the sales decline. Our mass merchant channel net sales decreased by $7.6 million, or 6.6%, from $114.8 million for the six months ended July 2, 2011 to $107.2 million for the six months ended June 30, 2012 primarily resulting from the reasons mentioned above. Other channel net sales decreased by $7.6 million, or 13.2%, from $57.6 million for the six months ended July 2, 2011 to $50.0 million for the six months ended June 30, 2012 resulting primarily from lower anticipated sales to a specialty retailer.

Net sales in our retail segment decreased by $0.1 million, or 0.6%, from $16.2 million for the three months ended July 2, 2011 to $16.1 million for the three months ended June 30, 2012. Net sales in our retail segment increased by $1.0 million, or 3.6%, from $27.8 million for the six months ended July 2, 2011 to $28.8 million for the six months ended June 30, 2012.  This increase of $1.0 million is a result of our e-commerce growth, partially offset by decreased customer traffic in our outlet stores.  Same store sales, defined as sales from stores open more than one year, decreased 3.6% for the three months ended June 30, 2012, and remained flat for the six months ended June 30, 2012.  Our internet sales increased by $0.5 million, or 27.8%, from $1.8 million for the three months ended July 2, 2011 to $2.3 million for the three months ended June 30, 2012 and increased by $1.3 million, or 39.4%, from $3.3 million for the six months ended July 2, 2011 to $4.6 million for the six months ended June 30, 2012.

Gross profit

Consolidated gross profit decreased by $5.5 million, or 9.3%, from $59.1 million for the three months ended July 2, 2011 to $53.6 million for the three months ended June 30, 2012. As a percentage of net sales, consolidated gross margins decreased by 80 basis points from 34.8% for the three months ended July 2, 2011 to 34.0% for the three months ended June 30, 2012. Consolidated gross profit decreased by $18.3 million, or 15.9%, from $114.8 million for the six months ended July 2, 2011 to $96.5 million for the six months ended June 30, 2012. As a percentage of net sales, gross profit decreased by 380 basis points from 34.4% for the six months ended July 2, 2011 to 30.6% for the six months ended June 30, 2012.

Gross profit as a percentage of net sales for our wholesale segment decreased by 110 basis points from 32.0% for the three months ended July 2, 2011 to 30.9% for the three months ended June 30, 2012. This decrease was primarily driven by increased promotional and off-price activity to drive inventory productivity.  Partially offsetting this decrease was a favorable mix of sales by channel. Gross profit as a percentage of net sales for our wholesale segment was 27.6% for the six months ended June 30, 2012 as compared to 32.1% for the six months ended July 2, 2011. This decrease of 450 basis points is mainly a result of the reasons mentioned above.

Gross profit as a percentage of net sales for our retail segment increased by 40 basis points from 61.1% for the three months ended July 2, 2011 to 61.5% for the three months ended June 30, 2012, and increased 70 basis points from 60.1% for the six months ended July 2, 2011 to 60.8% for the six months ended June 30, 2012.

Selling, general and administrative expenses (“SG&A”)

Consolidated SG&A increased by $0.3 million, or 0.9%, from $34.3 million for the three months ended July 2, 2011 to $34.6 million for the three months ended June 30, 2012. As a percentage of net sales, SG&A increased from 20.2% for the three months ended July 2, 2011 to 21.9% for the three months ended June 30, 2012. Consolidated SG&A increased by $1.2 million, or 1.8%, from $66.5 million for the six months ended July 2, 2011 to $67.7 million for the six months ended June 30, 2012. As a percentage of net sales, SG&A increased from 19.9% for the six months ended July 2, 2011 to 21.5% for the six months ended June 30, 2012.

SG&A for our wholesale segment, which includes corporate-related expenses, decreased by $0.1 million, or 0.4%, from $25.8 million for the three months ended July 2, 2011 to $25.7 million for the three months ended June 30, 2012.  As a percentage of net sales, wholesale segment SG&A increased from 16.8% for the three months ended July 2, 2011 to 18.2% for the three months ended June 30, 2012. The decrease of $0.1 million was primarily a result of lower professional fees of $0.8 million in addition to other department savings. Partially offsetting these decreases was an increase in payroll and related benefits of $0.9 million.

SG&A for our wholesale segment increased by $0.2 million, or 0.4%, from $50.0 million for the six months ended July 2, 2011 to $50.2 million for the six months ended June 30, 2012. The increase of $0.2 million was a result of the reasons mentioned above. As a percentage of net sales, wholesale segment SG&A increased from 16.4% for the six months ended July 2, 2011 to 17.5% for the six months ended June 30, 2012.

Retail SG&A increased by $0.4 million, or 4.7%, from $8.5 million for the three months ended July 2, 2011 to $8.9 million for the three months ended June 30, 2012. Retail SG&A increased by $1.0 million, or 6.1%, from $16.5 million for the six months ended July 2, 2011 to $17.5 million for the six months ended June 30, 2012.  These increases were primarily the result of increased operating expenses, including costs associated with our e-commerce strategies, as well as store lease renewals.

Litigation settlement

We entered into a litigation settlement agreement in August 2011. In connection with the settlement, we paid $6.8 million ($4.1 million after tax).

Operating income

Our consolidated operating income, increased by $1.0 million, or 5.6%, from $18.0 million for the three months ended July 2, 2011 to $19.0 million for the three months ended June 30, 2012 and decreased by $12.7 million, or 30.6%, from $41.5 million for the six months ended July 2, 2011 to $28.8 million for the six months ended June 30, 2012.

Continued consolidated operating income for the second quarter and six months ended June 30, 2012, which excludes the litigation settlement of $6.8 million in the second quarter of last year, decreased $5.8 million, or 23.4%, to $19.0 million and decreased $19.5 million, or 40.4%, to $28.8 million, respectively.

For the foregoing reasons, operating income for our wholesale segment, increased by $1.4 million, or 8.4%, from $16.6 million for the three months ended July 2, 2011 to $18.0 million for the three months ended June 30, 2012 and decreased by $12.5 million, or 30.3%, from $41.3 million during the six months ended July 2, 2011 to $28.8 million during the six months ended June 30, 2012.

Continued operating income for our wholesale segment for the second quarter and six months ended June 30, 2012, which excludes the litigation settlement of $6.8 million in the second quarter of last year, decreased by $5.4 million, or 23.1%, to $18.0 million and decreased by $19.3 million, or 40.1%, to $28.8 million, respectively.

Also, for the reasons discussed above, operating income for our retail segment decreased by $0.4 million, or 28.6%, from $1.4 million for the three months ended July 2, 2011 to $1.0 million for the three months ended June 30, 2012 and decreased by $0.2 million, or 100%, from $0.2 million during the six months ended July 2, 2011 to breakeven during the six months ended June 30, 2012.

Interest expense, net

Interest expense, net, for the three months ended June 30, 2012 was $0.2 million compared to $0.3 million for the three months ended July 2, 2011. The average balance of total debt outstanding decreased from $69.9 million for the three months ended July 2, 2011 to $68.8 million for the three months ended June 30, 2012, and the average interest rate during the three months ended July 2, 2011 was 1.2% as compared to an average interest rate of 1.3% during the three months ended June 30, 2012.

Interest expense, net, remained unchanged at $0.5 million for the six-month periods ended June 30, 2012 and July 2, 2011. The average balance of total debt outstanding decreased from $70.0 million for the six months ended July 2, 2011 to $68.9 million for the six months ended June 30, 2012. The average interest rate during the six-month periods ended June 30, 2012 and July 2, 2011 remained unchanged at 1.3%.

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

Our effective income tax rate for the three and six-month periods ended June 30, 2012 was 39.1%, as compared to an effective income tax rate for the three and six-month periods ended July 2, 2011 of 34.7% and 36.4%, respectively. The lower effective income tax rate in the three and six-month periods ended July 2, 2011 was primarily due to a discrete income tax benefit related to a New Jersey tax law change.

Net income

For the foregoing reasons, our net income decreased by $0.2 million, or 1.7%, from $11.6 million for the three months ended July 2, 2011 to $11.4 million for the three months ended June 30, 2012.  Excluding the aforementioned litigation settlement of $4.1 million after tax, or $0.17 EPS, net income decreased by $4.3 million, or 27.4%, from $15.7 million for the three months ended July 2, 2011 to $11.4 million for the three months ended June 30, 2012.

Our net income decreased by $8.9 million, or 34.1%, from $26.1 million for the six months ended July 2, 2011 to $17.2 million for the six months ended June 30, 2012.  Excluding the aforementioned litigation settlement of $4.1 million after tax, or $0.17 EPS, net income decreased by $13.0 million, or 43.0%, from $30.2 million for the six months ended July 2, 2011 to $17.2 million for the six months ended June 30, 2012.

Liquidity and Capital Resources

Operating activities. Cash flows used in operating activities were $5.1 million for the six months ended June 30, 2012 compared to cash flows used in operating activities of $22.3 million for the six months ended July 2, 2011. This change was primarily driven by uses in cash resulting from reduced working capital needs partially offset by a decrease in net income.  The decrease in inventory and accounts payable when compared to the prior year change was the result of supply chain management and controlling the inventory flow from our suppliers.  The decrease in accounts receivable when compared to the prior year change is primarily due to lower sales.

Investing activities. Cash flows used in investing activities were $2.8 million for the six months ended June 30, 2012 compared to $3.2 million for the six months ended July 2, 2011. Cash flows used in investing activities for the six months ended June 30, 2012 and July 2, 2011 primarily related to information technology upgrades, including the implementation of an enterprise resource planning system which started in 2009 and is being phased in and the implementation of retail systems which are expected to be placed into service during the second half of 2012.

Financing activities. Cash flows used in financing activities were $1.0 million for the six months ended June 30, 2012 compared to cash flows used in financing activities of $1.3 million for the six months ended July 2, 2011. The decrease in cash flows used in financing activities was primarily due to the $2.0 million repurchase of our common stock under our stock repurchase program during the first half of 2011 that did not repeat during the first half of 2012 partially offset by lower proceeds from the exercise of equity awards by our employees.

Our stock repurchase program allows us to repurchase our shares from time to time pursuant to existing rules and regulations and other parameters approved by the board of directors. At June 30, 2012, we had $15.6 million remaining available under our stock repurchase program. During the first six months of 2011, we repurchased $2.0 million of common stock at an average price per share of $26.72.

On March 28, 2012, we entered into the Sixth Amendment and Modification Agreement to our credit agreement pursuant to which, among other things, we extended the maturity of our revolving loan by two years to June 15, 2014.

At June 30, 2012 we had $68.5 million outstanding under our term loan, and $0 outstanding under our revolving loan with approximately $49.3 million available for borrowings, after giving effect to $0.7 million of outstanding letters of credit. Principal payments on the term loan are payable in quarterly installments of $0.3 million with all remaining amounts due in 2014. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. We were in compliance with all debt covenants at June 30, 2012.

Below is a summary of our actual performance under these financial covenants:

	June 30, 2012 Covenant	December 31, 2011 Covenant

Actual fixed charge coverage ratio (a)	2.62 : 1.00	2.32 : 1.00
Minimum fixed charge coverage ratio required	1.25 : 1.00	1.25 : 1.00

Actual fixed charge coverage ratio (b)	N/A	1.51 : 1.00
Minimum fixed charge coverage ratio required	N/A	0.85 : 1.00

Actual leverage ratio (c)	0.20 : 1.00	0.03 : 1.00
Maximum leverage ratio permitted	3.25 : 1.00	4.00 : 1.00

Actual leverage ratio (d)	1.37 : 1.00	N/A
Maximum leverage ratio permitted	3.25 : 1.00	N/A

Actual consolidated capital expenditures	$2,835	$8,585
Maximum consolidated capital expenditures permitted	$11,415	$13,116

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

(d)         Leverage ratio computed as the ratio of total debt to consolidated EBITDA and certain non-cash charges.

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

The following table summarizes our significant contractual obligations and commercial commitments at June 30, 2012 and the future periods in which such obligations are expected to be settled in cash. In addition, the table below reflects the timing of principal and interest payments on outstanding borrowings.

	Balance of
	fiscal	In fiscal	In fiscal	In fiscal	In fiscal
(in millions)	2012	2013	2014	2015	2016	Thereafter	Total

Long-term debt	$0.6	$1.1	$66.8	$—	$—	$—	$68.5
Interest on long-term debt (1)	0.4	0.9	0.4	—	—	—	1.7
Obligations under capital lease (2)	0.2	0.2	—	—	—	—	0.4
Operating leases (3)	4.7	6.6	5.1	3.7	2.7	7.8	30.6
Total financial obligations	5.9	8.8	72.3	3.7	2.7	7.8	101.2
Other contractual obligations (4)	3.1	5.8	8.2	7.0	5.3	33.3	62.7
Purchase obligations (5)	147.6	3.0	—	—	—	—	150.6
Total financial obligations and commitments	$156.6	$17.6	$80.5	$10.7	$8.0	$41.1	$314.5

(1) The interest rate assumed was the rate in effect at June 30, 2012.

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

At June 30, 2012, our total liabilities for unrecognized tax benefits and related interest and penalties amounted to $3.3 million (before federal and, if applicable, state effect). At June 30, 2012, we also had pension and post-retirement benefit obligations included in other non-current liabilities of $8.1 million and $0.6 million, respectively. These liabilities for unrecognized tax benefits and pension and postretirement benefit obligations have not been included in the schedule of cash contractual obligations above because we cannot make a reasonably reliable estimate of the amount and period of related future payments of these liabilities.

Off-Balance Sheet Arrangements. Our most significant off-balance sheet financing arrangements as of June 30, 2012 are non-cancelable operating lease agreements, primarily for our company-operated outlet stores, our company headquarters and our leased distribution centers located in Shannon, Ireland and Fayetteville, North Carolina. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

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

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance related to testing indefinite-lived intangible assets for impairment. The guidance permits an entity to perform a qualitative, rather than quantitative, assessment to determine whether or not it is more likely than not indefinite-lived intangible assets are impaired. The guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on our financial position or results of operations.

In September 2011, the FASB issued guidance related to testing goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test prescribed under current accounting requirements. Otherwise, the two-step goodwill impairment test is not required. We adopted the guidance effective January 1, 2012. We do not expect the adoption of this guidance to have an impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. In December 2011, the FASB issued guidance to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  We have included such disclosures within this quarterly report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk. We do not believe that we have significant foreign currency transactional exposures. For the three and six-month periods ended June 30, 2012, $9.9 million and $17.9 million, respectively, of our total net sales were in currencies other than the U.S. dollar. During the three and six-month periods ended June 30, 2012, our net sales were unfavorably impacted by $0.9 million and $1.2 million, respectively, due to fluctuations in foreign currency exchange rates. Most of our purchases are denominated in U.S. dollars. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

Interest Rate Risk. From time to time, we manage our interest rate risk through the use of interest rate swaps. At June 30, 2012, our debt portfolio was composed of variable-rate debt, with no portion hedged. With respect to our variable-rate debt, a 1% change in interest rates would be immaterial.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of June 30, 2012 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risks that could have a negative impact on our business, results of operations and financial condition include: our growth cannot be assured and any growth may be unprofitable; potential fluctuations in our results of operations or rate of growth; our dependence on a limited number of customers; we have larger competitors with greater resources; retail trends in the intimate apparel industry, including consolidation and continued growth in the development of private brands, resulting in downward pressure on prices, reduced floor space and other harmful changes; failure to anticipate, identify or promptly react to changing trends, styles, or consumer preferences; our credit agreement could limit our ability to obtain additional financing and restrict our growth opportunities; external events may disrupt our supply chain, result in increased cost of goods or an inability to deliver our products; events which result in difficulty in procuring or producing products on a cost-effective basis; disputes with third parties for infringement or misappropriation of their proprietary rights; increases in the prices of raw materials; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; foreign currency exposure; the sufficiency of cash to fund operations and capital expenditures; and the influence of adverse changes in general economic conditions. This list is intended to identify only certain of the principal factors that could have a material and adverse impact on our business, results of operations and financial condition.  A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K, filed with the Securities and Exchange Commission on March 9, 2012.

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

101*

Interactive data files: (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2012 and July 2, 2011, (iii) Condensed Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and July 2, 2011, (iv)

Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2012 and July 2, 2011 and (v) Notes to the Condensed Consolidated Financial Statements.

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

MAIDENFORM BRANDS, INC. (Registrant)

Date: August 8, 2012	By:	/s/ Christopher W. Vieth
Name: Christopher W. Vieth
Title: Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Interactive data files: (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2012 and July 2, 2011, (iii) Condensed Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and July 2, 2011, (iv) Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2012 and July 2, 2011 and (iv) Notes to the Condensed Consolidated Financial Statements.

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