Form 10-Q
period 2012-09-29
Maidenform Brands, Inc.
filed 2012-11-08
CIK 1323531

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2012
Common Stock, $0.01 par value per share	23,572,693 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 29,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$72,507	$68,041
Accounts receivable, net	85,409	54,517
Inventories	116,385	113,200
Deferred income taxes	15,357	15,357
Prepaid expenses and other current assets	18,304	14,310
Total current assets	307,962	265,425
Property, plant and equipment, net	30,151	29,497
Goodwill	7,162	7,162
Intangible assets, net	92,067	92,765
Other non-current assets	374	386
Total assets	$437,716	$395,235

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$1,100	$1,100
Accounts payable	49,618	38,425
Accrued expenses and other current liabilities	24,501	24,967
Total current liabilities	75,219	64,492
Long-term debt	67,125	67,950
Deferred income taxes	27,474	25,108
Other non-current liabilities	13,268	14,497
Total liabilities	183,086	172,047

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock - $0.01 par value; 10,000,000 shares authorized and none issued and outstanding	—	—
Common stock - $0.01 par value; 100,000,000 shares authorized; 24,399,732 shares issued and 23,097,188 outstanding at September 29, 2012 and 24,399,732 shares issued and 22,922,969 outstanding at December 31, 2011	244	244
Additional paid-in capital	79,569	78,362
Retained earnings	207,976	181,227
Accumulated other comprehensive loss	(7,916)	(8,301)
Treasury stock, at cost (1,302,544 shares at September 29, 2012 and 1,476,763 shares at December 31, 2011)	(25,243)	(28,344)
Total stockholders’ equity	254,630	223,188
Total liabilities and stockholders’ equity	$437,716	$395,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011

Net sales	$150,122	$148,224	$465,153	$481,811
Cost of sales	101,401	100,798	319,967	319,587
Gross profit	48,721	47,426	145,186	162,224
Selling, general and administrative expenses	30,979	31,517	98,617	98,111
Litigation settlement	—	—	—	6,750
Operating income	17,742	15,909	46,569	57,363

Interest expense, net	291	227	840	689
Income before provision for income taxes	17,451	15,682	45,729	56,674
Income tax expense	6,712	5,492	17,761	20,407
Net income	$10,739	$10,190	$27,968	$36,267
Basic earnings per common share	$0.47	$0.44	$1.21	$1.59
Diluted earnings per common share	$0.46	$0.44	$1.19	$1.55
Basic weighted average number of shares outstanding	23,091,707	22,904,002	23,027,595	22,834,252
Diluted weighted average number of shares outstanding	23,467,726	23,371,945	23,415,705	23,332,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011

Net income	$10,739	$10,190	$27,968	$36,267
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	357	(1,090)	138	(200)
Net gain on defined benefit pension plan	137	57	411	169
Other comprehensive income (loss), before tax	494	(1,033)	549	(31)
Income tax expense related to items of other comprehensive income (loss)	54	23	164	68
Other comprehensive income (loss), net of tax	440	(1,056)	385	(99)
Comprehensive income	$11,179	$9,134	$28,353	$36,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 29,	October 1,
	2012	2011
Cash flows from operating activities
Net income	$27,968	$36,267
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	3,880	3,414
Amortization of intangible assets	823	817
Amortization of deferred financing costs	160	133
Stock-based compensation	3,430	2,972
Deferred income taxes	2,235	3,014
Excess tax benefits related to stock-based compensation	(887)	(1,078)
Bad debt expense	269	55
Other non-cash items	617	221
Net changes in operating assets and liabilities
Accounts receivable	(30,967)	(44,051)
Inventories	(2,765)	(34,935)
Prepaid expenses and other current and non-current assets	(1,102)	(3,425)
Accounts payable	11,166	27,003
Accrued expenses and other current and non-current liabilities	(1,628)	(3,989)
Income taxes payable	(1,979)	(1,961)
Net cash provided by (used in) operating activities	11,220	(15,543)
Cash flows from investing activities
Capital expenditures	(4,653)	(4,848)
Net cash used in investing activities	(4,653)	(4,848)
Cash flows from financing activities
Term loan repayments	(825)	(825)
Proceeds from stock options exercised	636	1,521
Excess tax benefits related to stock-based compensation	887	1,078
Payments of employee withholding taxes related to equity awards	(1,698)	(1,286)
Purchase of common stock for treasury	—	(1,961)
Payments of capital lease obligations	(228)	(208)
Financing fees paid	(250)	—
Net cash used in financing activities	(1,478)	(1,681)
Effects of exchange rate changes on cash and cash equivalents	(623)	619
Net increase (decrease) in cash and cash equivalents	4,466	(21,453)
Cash and cash equivalents
Beginning of period	68,041	73,221
End of period	$72,507	$51,768

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$766	$730
Income taxes	$17,219	$19,245

Supplemental schedule of non-cash financing activities
Treasury stock issued related to equity award activity	$4,799	$4,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Maidenform Brands, Inc. and its subsidiaries (the “Company,” “we,” “us” or “our”) design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell our products through multiple distribution channels, including department stores and national chain stores (including third party distributors and independent stores), mass merchants (including warehouse clubs), and other (including specialty retailers, off-price retailers and licensees). In addition, we operated 76 retail outlet stores as of September 29, 2012 and 75 retail outlet stores as of October 1, 2011, and sold products on our websites.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position at September 29, 2012, the results of our operations for the three and nine-month periods ended September 29, 2012 and October 1, 2011, and cash flows for the nine months ended September 29, 2012 and October 1, 2011. These adjustments consist of normal recurring adjustments. Operating results for the three and nine-month periods ended September 29, 2012 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2011 has been derived from our audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

2.                                      DEBT

	September 29,	December 31,
	2012	2011
Long-term debt
Term loan facility	$68,225	$69,050
Current maturities of long-term debt	1,100	1,100
Non-current portion of long-term debt	$67,125	$67,950

On March 28, 2012, we entered into the sixth amendment and modification agreement to our credit agreement pursuant to which among other things, we extended the maturity date of our revolving loan by two years to June 15, 2014.

At September 29, 2012, we had $68,225 outstanding under our term loan, and $0 outstanding under our revolving loan with approximately $49,325 available for borrowings, after giving effect to $675 of outstanding letters of credit. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. Principal payments on the term loan are payable in quarterly installments of $275 with all remaining amounts due in 2014. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. In addition, subject to specified exceptions and limitations and reinvesting options, partial prepayments of outstanding loans may be required with the proceeds of asset sales, sales of equity and debt securities, and with certain insurance and condemnation proceeds.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Payments due on long-term debt during each of the five years subsequent to September 29, 2012, are as follows:

Balance of fiscal 2012	$275
In fiscal 2013	1,100
In fiscal 2014	66,850
In fiscal 2015	—
In fiscal 2016	—
Thereafter	—

3.                                      STOCKHOLDERS’ EQUITY

					Accumulated
	Common		Additional		Other	Treasury		Total
	Stock		Paid-in	Retained	Comprehensive	Stock		Stockholders’
	Shares	$	Capital	Earnings	Loss	Shares	$	Equity

Balance at December 31, 2011	24,399,732	$244	$78,362	$181,227	$(8,301)	(1,476,763)	$(28,344)	$223,188

Stock-based compensation			3,430					3,430
Equity award activity			(2,223)	(1,219)		174,219	3,101	(341)
Comprehensive income				27,968	385			28,353
Balance at September 29, 2012	24,399,732	$244	$79,569	$207,976	$(7,916)	(1,302,544)	$(25,243)	$254,630

4.                                      STOCK REPURCHASE PROGRAM

Our stock repurchase program allows us to repurchase our shares from time to time pursuant to existing rules and regulations and other parameters approved by the board of directors. We did not repurchase any shares of our common stock during the nine-month period ended September 29, 2012 and repurchased $1,961 of our common stock at an average price per share of $26.72 during the nine-month period ended October 1, 2011.  At September 29, 2012, we had $15,687 remaining available under our stock repurchase program.

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

Our effective income tax rate for the three and nine-month periods ended September 29, 2012 was 38.5% and 38.8%, respectively, as compared to an effective income tax rate for the three and nine-month periods ended October 1, 2011 of 35.0% and 36.0%, respectively.

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Information on segments and reconciliation to income before provision for income taxes, are as follows:

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011

Net sales
Wholesale	$131,449	$130,271	$417,693	$436,015
Retail	18,673	17,953	47,460	45,796
Total	$150,122	$148,224	$465,153	$481,811

Operating income
Wholesale (a)	$16,241	$13,208	$45,056	$54,439
Retail	1,501	2,701	1,513	2,924
Operating income	17,742	15,909	46,569	57,363
Interest expense, net	291	227	840	689
Income before provision for income taxes	$17,451	$15,682	$45,729	$56,674

Depreciation and amortization
Wholesale	$974	$863	$2,951	$2,375
Retail	346	320	929	1,039
Total	$1,320	$1,183	$3,880	$3,414

Amortization of intangible assets
Wholesale	$260	$254	$772	$765
Retail	17	18	51	52
Total	$277	$272	$823	$817

Net sales by geographic area
United States	$133,499	$134,104	$417,275	$437,662
International (b)	16,623	14,120	47,878	44,149
Total	$150,122	$148,224	$465,153	$481,811

Intersegment sales from wholesale to retail	$4,884	$4,149	$11,051	$11,322

	September 29,	December 31,
	2012	2011

Total assets
Wholesale	$413,047	$366,037
Retail	24,669	29,198
Total	$437,716	$395,235

(a)    Includes a litigation settlement of $6,750 expense recorded in the second quarter of 2011.

(b)    International net sales are identified as international based on the location of the customer.

For the three and nine-month periods ended September 29, 2012 and October 1, 2011, we had two customers, Wal-Mart and Kohl’s, that each accounted for more than 10% of our consolidated net sales.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

7.                                      EARNINGS PER SHARE

The following is a reconciliation of the basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011

Net income	$10,739	$10,190	$27,968	$36,267
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	23,091,707	22,904,002	23,027,595	22,834,252

Impact of dilutive securities	376,019	467,943	388,110	498,180

Dilutive number of common and common equivalent shares outstanding	23,467,726	23,371,945	23,415,705	23,332,432

Basic earnings per common share	$0.47	$0.44	$1.21	$1.59
Diluted earnings per common share	$0.46	$0.44	$1.19	$1.55

For the three-month periods ended September 29, 2012 and October 1, 2011, approximately 21,000 and 5,000 shares, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect. For the nine-month periods ended September 29, 2012 and October 1, 2011, approximately 36,000 and 7,000 shares, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

8.                                      COMMITMENTS AND CONTINGENCIES

Purchase commitments

In the normal course of business, we enter into purchase commitments for both finished goods inventory and raw materials. At September 29, 2012, we had purchase commitments of $198,832 and believe that we have adequate reserves for any expected losses arising from all purchase commitments.

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

9.                                      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	September 29,	December 31,
	2012	2011

Payroll and related benefits (including incentive compensation, vacation, and medical insurance)	$7,210	$9,183
Accrued customs duty	3,911	1,845
Accrued other	13,380	13,939
	$24,501	$24,967

Other accrued expenses and current liabilities include, among other items, sourcing commitments, freight, professional fees, trade promotions, accrued severance and inventory return accruals.

10.                               RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance related to testing indefinite-lived intangible assets for impairment. The guidance permits an entity to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not indefinite-lived intangible assets are impaired. The guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on our financial position or results of operations.

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

We sell our products under some of the most recognized brands in the intimate apparel industry. Our Maidenform, Control It!, Flexees, Lilyette and Maidenform’s Charmed brands are sold in department stores and national chain stores. Our Bodymates, Inspirations, Self Expressions and Sweet Nothings brands are distributed through mass merchants. These mass merchant brands leverage our product technology, but are separate brands with distinctly different logos. In addition to our owned brands, we also supply private brands to certain retailers, including the Jennifer Lopez brand that launched at Kohl’s during the third quarter of 2012. We also sell the Donna Karan and DKNY licensed brands in the department stores and national chain stores channel, domestically and internationally, as a result of our license agreement. This agreement grants us the rights to design, source and market a full collection of Donna Karan and DKNY women’s intimate apparel products.

Trends in our business

We operate in two segments, wholesale and retail. Our wholesale segment includes both our domestic and international wholesale markets. Our retail segment includes our company-operated outlet stores and our websites.

We have identified near-term opportunities for growth and operational improvements, as well as challenges, including general macro-economic conditions and increased global competition that may affect our customers and our business. In particular, management believes that there are many factors influencing the intimate apparel industry, including but not limited to: consistent demand for foundation garments, consumer demand for innovative and leading brands, sourcing and supply chain efficiencies, continued growth of the mass merchant channel, pressure from retailers brought about by the consolidation in the retail industry, increases in the cost of the raw materials used in intimate apparel products and uncertainty surrounding import restrictions.

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

•                  expanding our distribution network to include third party distribution facilities;

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

Wholesale segment

The following trends are among the key variables that will affect our wholesale segment:

Department stores and national chain stores. The department stores and national chain stores are where we generally sell the Maidenform, Control It!, Flexees, Lilyette and Maidenform’s Charmed brands. We plan to continue to invest in increasing our net sales with department store and national chain store customers, which we believe is important to our long-term positioning in the channel. While we have grown our sales in the past several years with department stores and national chain stores, we expect the rate of our future net sales growth to be moderate. We have customers located outside the United States that purchase our Maidenform, Control It!, Flexees, Lilyette and Maidenform’s Charmed brands. The majority of these net sales are included in the department stores and national chain stores channel. In addition to our owned brands, we also supply private brands to certain retailers, including the Jennifer Lopez brand. We also sell the Donna Karan and DKNY brands in this channel, domestically and internationally, as a result of our license agreement. This agreement grants us the rights to design, source and market a full collection of Donna Karan and DKNY women’s intimate apparel products.

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

Other. Net sales from the other channel, include sales to specialty retailers, off-price retailers and royalty income from licensees. We supply private brands to specialty retailers as opportunities present themselves and we continually evaluate this channel for new opportunities. The volume and mix of net sales of private label in the other channel can vary significantly from period to period based upon new product introductions. We expect net sales in this channel to decline in the near future. Net sales to customers in the other channel that are located outside the United States are included in this channel.

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

Our objectives in our retail segment are to continue to increase the productivity of our portfolio of stores through effective merchandising and focused advertising, as well as selectively closing less productive locations and potentially opening new stores in more productive locations. Even in those situations where we selectively close less productive outlet stores and do not open a new store in that region, we believe those consumers still purchase many of our Maidenform brands from our other outlet stores, our websites or our wholesale segment customers that carry these brands. Our company-operated outlet stores reduce our dependence on off-price retailers and increase brand awareness through direct-to-consumer sale of our products. We had 76 retail outlet stores as of September 29, 2012 compared to 75 retail outlet stores as of October 1, 2011.

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

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
OPERATING DATA: (in millions)
Wholesale sales	$131.5	$130.2	$417.7	$436.0
Retail sales	18.7	18.0	47.5	45.8
Net sales	150.2	148.2	465.2	481.8
Cost of sales	101.5	100.8	320.0	319.6
Gross profit	48.7	47.4	145.2	162.2
Selling, general and administrative expenses	30.9	31.5	98.6	98.0
Litigation settlement	—	—	—	6.8
Operating income	$17.8	$15.9	$46.6	$57.4

	As a Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
OPERATING DATA:
Wholesale sales	87.5%	87.9%	89.8%	90.5%
Retail sales	12.5	12.1	10.2	9.5
Net sales	100.0	100.0	100.0	100.0
Cost of sales	67.6	68.0	68.8	66.3
Gross profit	32.4	32.0	31.2	33.7
Selling, general and administrative expenses	20.5	21.3	21.2	20.4
Litigation settlement	—	—	—	1.4
Operating income	11.9%	10.7%	10.0%	11.9%

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

	Three Months Ended				Nine Months Ended
	September 29,	October 1,	$	%	September 29,	October 1,	$	%
	2012	2011	change	change	2012	2011	change	change
	(in millions)				(in millions)
Department stores and national chain stores	$64.2	$59.9	$4.3	7.2%	$193.2	$193.3	$(0.1)	(0.1)%
Mass merchants	44.8	45.1	(0.3)	(0.7)	152.0	159.9	(7.9)	(4.9)
Other	22.5	25.2	(2.7)	(10.7)	72.5	82.8	(10.3)	(12.4)
Total wholesale	131.5	130.2	1.3	1.0	417.7	436.0	(18.3)	(4.2)

Retail	18.7	18.0	0.7	3.9	47.5	45.8	1.7	3.7

Total consolidated net sales	$150.2	$148.2	$2.0	1.3%	$465.2	$481.8	$(16.6)	(3.4)%

In addition, our mix of products sold worldwide between bras, shapewear and panties for the three and nine-month periods ended September 29, 2012 and October 1, 2011, respectively, is summarized below:

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Bras	56%	56%	57%	56%
Shapewear	33	37	35	37
Panties	11	7	8	7
	100%	100%	100%	100%

Net sales

Consolidated net sales increased by $2.0 million, or 1.3%, from $148.2 million for the three months ended October 1, 2011 to $150.2 million for the three months ended September 29, 2012. Consolidated net sales decreased by $16.6 million, or 3.4%, from $481.8 million for the nine months ended October 1, 2011 to $465.2 million for the nine months ended September 29, 2012.

Wholesale segment net sales increased by $1.3 million, or 1.0%, from $130.2 million for the three months ended October 1, 2011 to $131.5 million for the three months ended September 29, 2012. Total international net sales, which are included in our wholesale segment, increased by $2.5 million, or 17.7%, from $14.1 million for the three months ended October 1, 2011 to $16.6 million for the three months ended September 29, 2012. We benefited from higher sales in Canada and Mexico that more than offset lower sales in most European countries. Our department stores and national chain stores channel net sales increased by $4.3 million, or 7.2%, from $59.9 million for the three months ended October 1, 2011 to $64.2 million for the three months ended September 29, 2012.  This increase was led by growth in the bra and pant categories, resulting from replenishment orders and new product launches. Our mass merchant channel net sales decreased by $0.3 million, or 0.7%, from $45.1 million for the three months ended October 1, 2011 to $44.8 million for the three months ended September 29, 2012, resulting from a decline in shipments to a mass customer that was nearly offset by program shipments to a warehouse club. Other channel net sales, which include sales to specialty retailers, off-price retailers and licensing income, decreased by $2.7 million, or 10.7%, from $25.2 million for the three months ended October 1, 2011 to $22.5 million for the three months ended September 29, 2012.  This decrease was due primarily from lower sales to a specialty retailer that was partially offset by increased sales to off-price retailers.

Wholesale segment net sales decreased by $18.3 million, or 4.2%, from $436.0 million for the nine months ended October 1, 2011 to $417.7 million for the nine months ended September 29, 2012. Total international net sales increased by $3.8 million, or 8.6%, from $44.1 million for the nine months ended October 1, 2011 to $47.9 million for the nine months ended September 29, 2012, resulting from increased sales to major markets, such as Canada, the United Kingdom and Mexico. Partially offsetting these increases were sales decreases in other major markets, such as the Benelux countries and Sweden. Our department stores and national chain stores channel net sales ended relatively unchanged at $193.2 million for the nine months ended September 29, 2012, a reduction of $0.1 million or 0.1% when compared to the same period in 2011. In addition to the reasons mentioned above for the third quarter, we experienced an assortment expansion in 2011 at one of our chain store customers that did not repeat in 2012, and sales declines at a mid-tier department store as it transitions to a new pricing and merchandising strategy. These decreases were partially offset by sales of the Jennifer Lopez brand that shipped for the first time to a chain store customer in the second quarter of 2012.  Our mass merchant channel net sales decreased by $7.9 million, or 4.9%, from $159.9 million for the nine months ended October 1, 2011 to $152.0 million for the nine months ended September 29, 2012 resulting from the changes mentioned in the third quarter, along with mixed results with other mass merchant customers.  Other channel net sales decreased by $10.3 million, or 12.4%, from $82.8 million for the nine months ended October 1, 2011 to $72.5 million for the nine months ended September 29, 2012 resulting from the reasons mentioned above, along with fewer program sales with off-price retailers.

Net sales in our retail segment increased by $0.7 million, or 3.9%, from $18.0 million for the three months ended October 1, 2011 to $18.7 million for the three months ended September 29, 2012 and increased by $1.7 million, or 3.7%, from $45.8 million for the nine months ended October 1, 2011 to $47.5 million for the nine months ended September 29, 2012.  These increases in net sales for the third quarter and nine months ended September 29, 2012 are largely driven by our e-commerce growth.  This growth was attributable to increases in the majority of our product categories, most notably the bra category as a result of promotional activities. Same store sales, defined as sales from stores open more than one year, for the three and nine-month periods ended September 29, 2012 increased 0.7% and 0.3%, respectively. Our internet sales increased by $0.6 million, or 35.3%, from $1.7 million for the three months ended October 1, 2011 to $2.3 million for the three months ended September 29, 2012 and increased by $1.9 million, or 38.0%, from $5.0 million for the nine months ended October 1, 2011 to $6.9 million for the nine months ended September 29, 2012.

Gross profit

Consolidated gross profit increased by $1.3 million, or 2.7%, from $47.4 million for the three months ended October 1, 2011 to $48.7 million for the three months ended September 29, 2012. As a percentage of net sales, consolidated gross margins increased by 40 basis points from 32.0% for the three months ended October 1, 2011 to 32.4% for the three months ended September 29, 2012. Consolidated gross profit decreased by $17.0 million, or 10.5%, from $162.2 million for the nine months ended October 1, 2011 to $145.2 million for the nine months ended September 29, 2012. As a percentage of net sales, gross profit decreased by 250 basis points from 33.7% for the nine months ended October 1, 2011 to 31.2% for the nine months ended September 29, 2012.

Gross profit as a percentage of net sales for our wholesale segment increased by 110 basis points from 27.7% for the three months ended October 1, 2011 to 28.8% for the three months ended September 29, 2012. The increase in gross margin was primarily a result of favorable product mix during the quarter.  Partially offsetting this increase was the result of a higher mix of sales to off-price retailers. Gross profit as a percentage of net sales for our wholesale segment was 28.0% for the nine months ended September 29, 2012 as compared to 30.8% for the nine months ended October 1, 2011. This decrease of 280 basis points is mainly a result of increased off-price retailer activity to drive inventory productivity and inventory related clearing costs.

Gross profit as a percentage of net sales for our retail segment decreased by 500 basis points from 62.8% for the three months ended October 1, 2011 to 57.8% for the three months ended September 29, 2012, and decreased 150 basis points from 61.1% for the nine months ended October 1, 2011 to 59.6% for the nine months ended September 29, 2012.   These decreases in gross profit as a percentage of sales are a result of product mix and promotional activities.

Selling, general and administrative expenses (“SG&A”)

Consolidated SG&A decreased by $0.6 million, or 1.9%, from $31.5 million for the three months ended October 1, 2011 to $30.9 million for the three months ended September 29, 2012. As a percentage of net sales, SG&A decreased from 21.3% for the three months ended October 1, 2011 to 20.5% for the three months ended September 29, 2012. Consolidated SG&A increased by $0.6 million, or 0.6%, from $98.0 million for the nine months ended October 1, 2011 to $98.6 million for the nine months ended September 29, 2012. As a percentage of net sales, SG&A increased from 20.4% for the nine months ended October 1, 2011 to 21.2% for the nine months ended September 29, 2012.

SG&A for our wholesale segment, which includes corporate-related expenses, decreased by $1.3 million, or 5.7%, from $22.9 million for the three months ended October 1, 2011 to $21.6 million for the three months ended September 29, 2012. As a percentage of net sales, wholesale segment SG&A decreased from 17.6% for the three months ended October 1, 2011 to 16.4% for the three months ended September 29, 2012. The lower SG&A was primarily due to favorable currency exchange rates particularly in Mexico, the reduction in incentive compensation, and lower professional fees of $3.0 million.  Partially offsetting these decreases were startup costs associated with third party distribution on the West Coast and increased payroll and related benefits.

SG&A for our wholesale segment decreased by $1.1 million, or 1.5%, from $72.9 million for the nine months ended October 1, 2011 to $71.8 million for the nine months ended September 29, 2012. The decrease of $1.1 million was a result of the reasons mentioned above.  As a percentage of net sales, wholesale segment SG&A increased from 16.7% for the nine months ended October 1, 2011 to 17.2% for the nine months ended September 29, 2012.

Retail SG&A increased by $0.7 million, or 8.1%, from $8.6 million for the three months ended October 1, 2011 to $9.3 million for the three months ended September 29, 2012. Retail SG&A increased by $1.7 million, or 6.8%, from $25.1 million for the nine months ended October 1, 2011 to $26.8 million for the nine months ended September 29, 2012. These increases were primarily the result of increased operating expenses, including costs associated with e-commerce sales promotion activities.

Litigation settlement

We entered into a litigation settlement agreement in August 2011. In connection with the settlement, we paid $6.8 million ($4.1 million after tax).

Operating income

Our consolidated operating income, increased by $1.9 million, or 11.9%, from $15.9 million for the three months ended October 1, 2011 to $17.8 million for the three months ended September 29, 2012 and decreased by $10.8 million, or 18.8%, from $57.4 million for the nine months ended October 1, 2011 to $46.6 million for the nine months ended September 29, 2012.

Continued consolidated operating income for the nine months ended September 29, 2012 decreased $17.6 million, or 27.4%, after excluding the litigation settlement of $6.8 million recorded in the second quarter of last year.

For the foregoing reasons, operating income for our wholesale segment increased by $3.1 million, or 23.5%, from $13.2 million for the three months ended October 1, 2011 to $16.3 million for the three months ended September 29, 2012 and decreased by $9.4 million, or 17.2%, from $54.5 million during the nine months ended October 1, 2011 to $45.1 million during the nine months ended September 29, 2012.

Continued consolidated operating income for our wholesale segment for the nine months ended September 29, 2012 decreased by $16.2 million, or 26.4%, after excluding the litigation settlement of $6.8 million in the second quarter of last year.

Also, for the reasons discussed above, operating income for our retail segment decreased by $1.2 million, or 44.4%, from $2.7 million for the three months ended October 1, 2011 to $1.5 million for the three months ended September 29, 2012 and decreased by $1.4 million, or 48.3%, from $2.9 million during the nine months ended October 1, 2011 to $1.5 million during the nine months ended September 29, 2012.

Interest expense, net

Interest expense, net, for the three months ended September 29, 2012 was $0.3 million compared to $0.2 million for the three months ended October 1, 2011. The average balance of total debt outstanding decreased from $69.6 million for the three months ended October 1, 2011 to $68.5 million for the three months ended September 29, 2012. The average interest rate during the three months ended October 1, 2011 was 1.2% as compared to an average interest rate of 1.3% during the three months ended September 29, 2012.

Interest expense, net, for the nine months ended September 29, 2012 was $0.8 million compared to $0.7 million for the nine months ended October 1, 2011. The average balance of total debt outstanding decreased from $69.9 million for the nine months ended October 1, 2011 to $68.8 million for the nine months ended September 29, 2012. The average interest rate during the nine months ended October 1, 2011 was 1.2% as compared to an average interest rate of 1.3% during the nine months ended September 29, 2012.

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

Our effective income tax rate for the three and nine-month periods ended September 29, 2012 was 38.5% and 38.8%, respectively, as compared to an effective income tax rate for the three and nine-month periods ended October 1, 2011 of 35.0% and 36.0%, respectively. The lower effective income tax rate in the three months ended October 1, 2011 was primarily a result of discrete items recorded, such as the utilization of research and development credits and non-recurring state income tax benefits.  The lower effective rate for the nine months ended October 1, 2011 was a result of the discrete items previously mentioned along with a discrete income tax benefit related to a New Jersey tax law change recorded in the second quarter of 2011.

Net income

For the foregoing reasons, our net income increased by $0.6 million, or 5.9%, from $10.2 million for the three months ended October 1, 2011 to $10.8 million for the three months ended September 29, 2012.

Our net income decreased by $8.3 million, or 22.9%, from $36.3 million for the nine months ended October 1, 2011 to $28.0 million for the nine months ended September 29, 2012. Excluding the aforementioned litigation settlement of $4.1 million after tax, or $0.17 EPS, net income decreased by $12.4 million, or 30.7%, from $40.4 million for the nine months ended October 1, 2011 to $28.0 million for the nine months ended September 29, 2012.

Liquidity and Capital Resources

Operating activities. Cash flows provided by operating activities were $11.2 million for the nine months ended September 29, 2012 compared to cash flows used in operating activities of $15.5 million for the nine months ended October 1, 2011. This change was primarily driven by lower uses in cash resulting from reduced working capital needs partially offset by a decrease in net income. The decrease in inventory and accounts payable when compared to the prior year change was the result of supply chain management and controlling the inventory flow from our suppliers. The decrease in accounts receivable when compared to the prior year change is a result of the timing of sales and cash collections.

Investing activities. Cash flows used in investing activities were $4.7 million for the nine months ended September 29, 2012 compared to $4.8 million for the nine months ended October 1, 2011. Cash flows used in investing activities for the nine months ended September 29, 2012 and October 1, 2011 primarily related to information technology upgrades, including the implementation of an enterprise resource planning system which started in 2009 and is being phased in and the implementation of retail systems which were placed into service during the current quarter.

Financing activities. Cash flows used in financing activities were $1.5 million for the nine months ended September 29, 2012 compared to cash flows used in financing activities of $1.7 million for the nine months ended October 1, 2011. The decrease in cash flows used in financing activities was primarily due to the $2.0 million repurchase of our common stock under our stock repurchase program during the first nine months of 2011 that did not repeat during the first nine of 2012 partially offset by lower proceeds from the exercise of equity awards by our employees.

Our stock repurchase program allows us to repurchase our shares from time to time pursuant to existing rules and regulations and other parameters approved by the board of directors. At September 29, 2012, we had $15.6 million remaining available under our stock repurchase program. During the first nine months of 2011, we repurchased $2.0 million of common stock at an average price per share of $26.72.

On March 28, 2012, we entered into the sixth amendment and modification agreement to our credit agreement pursuant to which, among other things, we extended the maturity of our revolving loan by two years to June 15, 2014.

At September 29, 2012 we had $68.2 million outstanding under our term loan, and $0 outstanding under our revolving loan with approximately $49.3 million available for borrowings, after giving effect to $0.7 million of outstanding letters of credit. Principal payments on the term loan are payable in quarterly installments of $0.3 million with all remaining amounts due in 2014. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. We were in compliance with all debt covenants at September 29, 2012.

Below is a summary of our actual performance under these financial covenants:

	September 29, 2012 Covenant	December 31, 2011 Covenant

Actual fixed charge coverage ratio (a)	2.29 : 1.00	2.32 : 1.00
Minimum fixed charge coverage ratio required	1.25 : 1.00	1.25 : 1.00

Actual fixed charge coverage ratio (b)	N/A	1.51 : 1.00
Minimum fixed charge coverage ratio required	N/A	0.85 : 1.00

Actual leverage ratio (c)	(0.07) : 1.00	0.03 : 1.00
Maximum leverage ratio permitted	3.25 : 1.00	4.00 : 1.00

Actual leverage ratio (d)	1.31 : 1.00	N/A
Maximum leverage ratio permitted	3.25 : 1.00	N/A

Actual consolidated capital expenditures	$4,653	$8,585
Maximum consolidated capital expenditures permitted	$11,415	$13,116

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

The following table summarizes our significant contractual obligations and commercial commitments at September 29, 2012 and the future periods in which such obligations are expected to be settled in cash. In addition, the table below reflects the timing of principal and interest payments on outstanding borrowings.

	Balance of
	fiscal	In fiscal	In fiscal	In fiscal	In fiscal
(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt	$0.3	$1.1	$66.8	$—	$—	$—	$68.2
Interest on long-term debt (1)	0.2	0.8	0.4	—	—	—	1.4
Obligations under capital lease (2)	0.1	0.2	—	—	—	—	0.3
Operating leases (3)	2.4	6.6	5.1	3.7	2.7	7.8	28.3
Total financial obligations	3.0	8.7	72.3	3.7	2.7	7.8	98.2
Other contractual obligations (4)	1.4	5.8	8.2	7.0	5.3	33.3	61.0
Purchase obligations (5)	127.7	71.1	—	—	—	—	198.8
Total financial obligations and commitments	$132.1	$85.6	$80.5	$10.7	$8.0	$41.1	$358.0

(1) The interest rate assumed was the rate in effect at September 29, 2012.

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

At September 29, 2012, our total liabilities for unrecognized tax benefits and related interest and penalties amounted to $3.1 million (before federal and, if applicable, state effect). At September 29, 2012, we also had pension and post-retirement benefit obligations included in other non-current liabilities of $7.7 million and $0.6 million, respectively. These liabilities for unrecognized tax benefits and pension and postretirement benefit obligations have not been included in the schedule of cash contractual obligations above because we cannot make a reasonably reliable estimate of the amount and period of related future payments of these liabilities.

Off-Balance Sheet Arrangements. Our most significant off-balance sheet financing arrangements as of September 29, 2012 are non-cancelable operating lease agreements, primarily for our company-operated outlet stores, our company headquarters and our leased distribution centers located in Shannon, Ireland and Fayetteville, North Carolina. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

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

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance related to testing indefinite-lived intangible assets for impairment. The guidance permits an entity to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not indefinite-lived intangible assets are impaired. The guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on our financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk. We do not believe that we have significant foreign currency transactional exposures. For the three and nine-month periods ended September 29, 2012, $9.6 million and $27.5 million, respectively, of our total net sales were in currencies other than the U.S. dollar. During the three and nine-month periods ended September 29, 2012, our net sales were unfavorably impacted by $0.7 million and $1.9 million, respectively, due to fluctuations in foreign currency exchange rates. Most of our purchases are denominated in U.S. dollars. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

Interest Rate Risk. From time to time, we manage our interest rate risk through the use of interest rate swaps. At September 29, 2012, our debt portfolio was composed of variable-rate debt, with no portion hedged. With respect to our variable-rate debt, a 1% change in interest rates would be immaterial.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of September 29, 2012 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 29, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risks that could have a negative impact on our business, results of operations and financial condition include: our growth cannot be assured and any growth may be unprofitable; potential fluctuations in our results of operations or rate of growth; our dependence on a limited number of customers; we have larger competitors with greater resources; retail trends in the intimate apparel industry, including consolidation and continued growth in the development of private brands, resulting in downward pressure on prices, reduced floor space and other harmful changes; failure to anticipate, identify or promptly react to changing trends, styles, or consumer preferences; any problems at our or our third party distribution centers; our credit agreement could limit our ability to obtain additional financing and restrict our growth opportunities; external events may disrupt our supply chain, result in increased cost of goods or an inability to deliver our products; events which result in difficulty in procuring or producing products on a cost-effective basis; disputes with third parties for infringement or misappropriation of their proprietary rights; increases in the prices of raw materials; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; foreign currency exposure; the sufficiency of cash to fund operations and capital expenditures; and the influence of adverse changes in general economic conditions. This list is intended to identify only certain of the principal factors that could have a material and adverse impact on our business, results of operations and financial condition.  A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K, filed with the Securities and Exchange Commission on March 9, 2012.

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

101*

Interactive data files: (i) Condensed Consolidated Balance Sheets at September 29, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 29, 2012 and October 1,

2011, (iii) Condensed Consolidated Statement of Comprehensive Income for the Three and Nine Months Ended September 29, 2012 and October 1, 2011, (iv) Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 29, 2012 and October 1, 2011 and (v) Notes to the Condensed Consolidated Financial Statements.

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

MAIDENFORM BRANDS, INC.
(Registrant)

Date: November 7, 2012	By:	/s/ Christopher W. Vieth
Name: Christopher W. Vieth
Title: Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Interactive data files: (i) Condensed Consolidated Balance Sheets at September 29, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 29, 2012 and October 1, 2011, (iii) Condensed Consolidated Statement of Comprehensive Income for the Three and Nine Months Ended September 29, 2012 and October 1, 2011, (iv) Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 29, 2012 and October 1, 2011 and (iv) Notes to the Condensed Consolidated Financial Statements.

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