Form 10-K
period 2012-12-29
Maidenform Brands, Inc.
filed 2013-03-08
CIK 1323531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 29, 2012
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☒

        As of February 22, 2013, there were 23,207,850 shares of the registrant's common stock, par value $0.01 per share, outstanding.

        The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 29, 2012 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $410.1 million computed by reference to the closing price on the New York Stock Exchange on that date. All executive officers, directors and holders of 10% or more of the outstanding common stock of the registrant on that date have been deemed, solely for the purposes of the foregoing calculation, to be "affiliates" of the registrant. The registrant had 23,575,301 shares of common stock, 2,988,248 of which were held by affiliates, outstanding on that date.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

MAIDENFORM BRANDS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED December 29, 2012

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

2012 Form 10-K    I    i

Part I

ITEM 1. BUSINESS

Throughout this Annual Report on Form 10-K, we refer to various trademarks, service marks and trade names that we use in our business. Maidenform®, Bodymates®, Control It!®, Custom Lift®, Fat Free Dressing®, Flexees®, Inspirations®, Lilyette®, Self Expressions® and Sweet Nothings® are some of our registered trademarks. We also have a number of other registered service marks, trademarks, service mark applications and trademark applications related to our products that we refer to throughout this Annual Report on Form 10-K. This Annual Report on Form 10-K also contains trademarks and service marks of other organizations and entities which are the property of their respective holders.

Overview

Our company, Maidenform Brands, Inc., is a global intimate apparel company with a portfolio of established, well-known brands, top-selling products and an iconic heritage. We design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell our products through multiple distribution channels, including department stores and national chain stores (including third-party distributors and independent stores), mass merchants (including warehouse clubs), other (including specialty retailers, off-price retailers and licensees), our company-operated outlet stores and our websites. During 2012, approximately 41% of our net sales were to department stores and national chain stores, 32% were to mass merchants, 17% were to other retail channels and 10% were through our company-operated outlet stores and our websites. During our 91-year history, we have established well-known brands, top-selling products and an iconic heritage.

Throughout the last five years, we have increased our net sales by introducing innovative new products, and expanding our multi-brand, multi-channel distribution model. As a result of these efforts, our net sales have grown from $413.5 million in 2008 to $600.3 million in 2012, representing a compound annual growth rate of 9.8%.

In 2012, we began to take a number of steps to improve and manage our business in a challenging economic and retail environment. Although these initiatives are ongoing, we must take further actions to defend and grow our business. Consequently, in 2013 and 2014, we will be making significant investments in the Maidenform brand to engage with our consumers, increase awareness of the brand and remain competitive. We expect these investments to drive growth beginning in 2014.

While we focus on these actions, we will continue to introduce new and innovative products. In 2013, we will expand upon our well received Comfort Devotion collection by offering an expanded shapewear assortment in the third quarter of 2013. In addition, we will be introducing a full figure collection at department and chain stores in the fourth quarter of 2013, which will incorporate many of the signature elements of the Comfort Devotion collection. We have not previously competed in a meaningful way in the full figure market, which represents approximately 40% of the total intimate apparel market.

Products and Brands

We sell a broad range of intimate apparel products including bras, panties and shapewear under the following brands:

Maidenform

We sell a collection of bras, panties and shapewear under the Maidenform brand primarily at department stores, national chain stores and our company-operated outlet stores and websites. Maidenform bras are best described as "everyday comfort" bras with excellent fit, feminine styling and consumer-friendly technology, offering women the perfect combination of style and function. Our most recent collection, Comfort Devotion, provides women luxurious comfort, incorporating comfort at every touch point at an affordable price. The target consumer for Maidenform branded products are women with an active lifestyle, a sense of style, and an appreciation of how a comfortable, fit-flexible bra can improve the way they look in clothes.

Flexees

Flexees is a collection of shapewear products sold primarily at department stores, national chain stores and our company-operated outlet stores and our websites. Shapewear products create a more slimmed and toned appearance. Examples of shapewear include thigh slimmers, waist nipper briefs, waist nippers, body briefers, control slips and control camisoles. Most

2012 Form 10-K    I    1

Flexees products serve as an under layer for all types of clothing, offering women comfort and flexibility while slimming and shaping. Flexees products are designed with shape defining properties to provide a range of control from firm to lighter control.

Lilyette

Lilyette is a collection of bras for the full-figured woman sold primarily in department stores, national chains and our company-operated outlet stores and our websites. Lilyette bras are targeted at full-figured women and are typically offered in cup sizes of C and larger.

Other Brands

  •
  Bodymates: A collection of bras and panties sold at Costco stores.

  •
  Control It!: A collection of seamless shapewear sold in department stores and national chain stores.

  •
  Inspirations: A collection of bras and shapewear sold at Kmart stores and Meijer stores.

  •
  Self Expressions: A collection of bras, panties and shapewear sold at Target stores in the United States, select mass retailers in Europe and Mexico, and select department stores in South America.

  •
  Sweet Nothings: A collection of bras, panties and shapewear sold at Wal-Mart stores in the United States, Canada, Puerto Rico and certain international locations, including Chile and Mexico.

  •
  Private label: We use our design and sourcing expertise to produce private label bras and shapewear for certain customers that may not carry our branded products.

Distribution Channels

Our diversified brand and product portfolio allows us to target a variety of channels and price points without causing channel conflict. We operate in two segments, wholesale and retail. Our wholesale segment includes domestic wholesale distribution, international distribution and licensing. Our retail segment includes our company-operated outlet stores and our websites. In 2012, we derived approximately 90% of our net sales from our wholesale segment and approximately 10% of our net sales from our retail segment. See Note 16, "Segment Information," to the audited consolidated financial statements for financial information related to these segments, as well as financial information by geographic area.

Our mix of products sold worldwide is summarized below:

	2012	2011	2010
Bras	57%	55%	61%
Shapewear	35	38	33
Panties	8	7	6

	100%	100%	100%

Wholesale Distribution

We enjoy longstanding relationships with industry-leading customers in our wholesale channel. Our major wholesale customers include Costco, JCPenney, Kohl's, Macy's, Marmaxx, Target and Wal-Mart. In 2012, net sales from our ten largest customers totaled $413.2 million, or 68.8% of total net sales, and 76.7% of our total wholesale net sales. Wal-Mart and Kohl's each accounted for more than 10% of our net sales in 2012, 2011 and 2010.

Department stores and national chain stores.    Department stores and national chain stores (including third-party distributors and independent stores) are where we generally sell the Maidenform, Control It!, Flexees and Lilyette brands. We plan to significantly increase our branding and marketing investments which we believe will increase our net sales with department stores and national chain store customers. While we have grown our sales in the past several years with department stores and national chain stores, we expect the rate of our future net sales growth to be moderate. We have customers located outside the United States that purchase our Maidenform, Control It!, Flexees and Lilyette brands. The majority of these net sales are included in the department stores and national chain stores channel. In addition to our owned brands, we also supply private brands to certain retailers. We also sell the Donna Karan and DKNY brands in this channel,

2    I    Maidenform Brands, Inc.

domestically and internationally, as a result of our license agreement. This agreement grants us the rights to design, source and market a full collection of Donna Karan and DKNY women's intimate apparel products.

Mass merchants.    The mass merchant channel includes both mass merchants and warehouse clubs. We expect that the increased investments in the Maidenform brand will result in increased awareness of our Maidenform endorsed mass brands; Bodymates, Inspirations, Self Expressions and Sweet Nothings brands. While we have grown our sales in the past several years with this channel, we expect the rate of our future net sales growth to be moderate, both domestically and internationally. The volume and mix of net sales of our brands in the mass merchant channel can vary from period to period based upon strategic changes that our customers may implement from time to time. Net sales to customers in the mass merchant channel that are located outside the United States are included in this channel.

Other.    Net sales from this channel include sales to specialty retailers, off-price retailers and royalty income from licensees. We supply private brands to specialty retailers as opportunities present themselves and we continually evaluate this channel for new opportunities. The volume and mix of net sales in this channel can vary significantly from period to period. We expect net sales to decline in this channel in the near future. Net sales to customers in this channel that are located outside the United States are included in this channel.

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

Retail Distribution

Company-operated outlet stores.    We currently operate 77 outlet stores through which we primarily sell our branded products. In addition, we sell products such as sleepwear, bra accessories and girls bras under the Maidenform label which we purchase from our licensees and other third-party vendors. We regularly review our real-estate portfolio in order to optimize our store base. Our company-operated outlet stores reduce our dependence on off-price retailers, and increase brand awareness through direct-to-consumer sales of our products. Our retail stores also provide us with a unique opportunity to test consumer response to new products in an environment entirely within our control. The following table highlights the number of outlet stores opened and closed since the beginning of 2010:

	2012	2011	2010
Beginning fiscal year	74	73	73
Opened	4	5	2
Closed	(1)	(4)	(2)

Ending fiscal year	77	74	73

Our websites.    We sell our products through our websites, www.maidenform.com and www.maidenform.co.uk. Our websites are designed to heighten brand awareness and serve as a channel for our products to be sold directly to consumers. Although we currently do not generate a significant amount of net sales as a percentage of total company net sales through these sites, we expect net sales to continue to grow.

Merchandising and Design

We continue to focus on innovation across all product lines. Our new product designs are typically conceived by our merchandising teams, which are generally organized by channel (e.g., department stores and national chains or mass merchants) and brands.

2012 Form 10-K    I    3

Our design and merchandising teams collaborate to develop broad new product concepts that reflect women's changing tastes, new fabric improvements and manufacturing innovations. In addition, the merchandising team for each channel works independently to interpret the broad new product concepts into the price points specific to the channel. We also have research and development personnel who assist in this stage of development by developing new technologies and meeting with our manufacturers and other component suppliers to review their new technologies. Once a new product concept is created, our designers develop the detailing and work with our sourcing partners to generate a prototype. Our product and cost engineers work with these new products and sourcing partners to ensure product fit and quality that consistently meets our stringent specifications prior to being manufactured, as well as to ensure products are made in a cost-efficient manner.

Our design personnel and research and development team operate as a shared resource available to all merchandising teams.

Sales

Our wholesale customers are served by sales representatives who are generally assigned to specific customers. Existing and potential customers view our latest product lines and place orders throughout the year and during marketing periods that take place four times a year. Throughout the year, the majority of our products are continuously ordered on a replenishment basis, typically at weekly intervals. In addition, most of our customers order new styles, products or colors in advance in order to ensure sufficient quantities.

Marketing

Our marketing team operates as a shared resource across channels to maximize productivity and creativity. We focus our advertising primarily on point-of-sale product displays, visuals and individual in-store promotions. We also spend a significant portion of our advertising budget on cooperative advertising, which is our contribution to retailer-produced advertising. In all of our advertising, we strive to present a consistent image of the Maidenform brand. We believe that the development of the Maidenform brand has positive effects on our other brands, including, but not limited to, Bodymates, Control It!, Flexees, Inspirations, Lilyette, Self Expressions and Sweet Nothings.

We are developing a multi-year brand strategy with outside expertise, which is intended to protect and invigorate the Maidenform brand as well as drive increased sales and market share gains beginning in 2014. As a result, we will be significantly increasing our marketing and brand investments over the next several years.

In addition, our license agreement for the Donna Karan and DKNY brands requires us to spend specified amounts on advertising and promotion for these licensed products.

Competition

The intimate apparel industry is highly competitive. We believe, however, that our combination of brand strength, size, design capability and operational expertise position us well against our competitors. Competition is generally based upon product quality, brand name recognition, price, selection, customer service and purchasing convenience. Our primary competitors include Cupid Foundations, Inc., Fruit of the Loom, Inc., Hanesbrands Inc., Jockey International, Inc., Spanx, Triumph International, the Victoria's Secret division of Limited Brands, Inc., Wacoal Corp. and The Warnaco Group, Inc. We also compete against Aerie by American Eagle, Gap Inc., the Lane Bryant division of Ascena Retail Group, Inc. and the Soma division of Chico's, Inc. Additionally, department stores and national chain stores, specialty retailers and other retailers, including our customers, have significant private label product offerings that compete with us. Because of the highly fragmented nature of the industry, we also compete with many small manufacturers and retailers. Some of our competitors are much larger than us and have greater resources than we do.

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

4    I    Maidenform Brands, Inc.

All of our products are produced by third-party manufacturers. Sourcing from third-party manufacturers allows us to maximize production flexibility while avoiding significant capital expenditures, work-in-process inventory buildups and the costs of managing a large production work force. We have significant experience in sourcing products from the Asia-Pacific region, with expertise that includes the ability to evaluate vendors, familiarity with foreign supply sources, and experience with sourcing logistics particular to the Asia-Pacific region. We regularly inspect products manufactured by our suppliers to ensure that they meet our quality and production standards.

We monitor all of our contracted third-party manufacturers' production facilities to ensure their continued human rights and labor compliance and adherence to all applicable laws and our own business partner manufacturing guidelines. All suppliers are required by us to execute an acknowledgment confirming their obligation to comply with our guidelines.

In addition, we engage third-party labor compliance auditing companies to monitor our contractors' facilities. These auditing companies periodically audit all our foreign and domestic contractors' payroll records, age certificates, compliance with local labor laws, security procedures and compliance with our business partner manufacturing guidelines. These auditing companies also conduct unannounced visits, surveillance and random interviews with contractors, employees and supervisors.

Our sourcing network consists of approximately 32 vendors located in approximately 7 countries. We believe that our sourcing arrangements are sufficient to meet our current operating requirements and provide capacity for growth.

Distribution

We distribute our products to our wholesale customers and retail stores from various distribution facilities and distribution contractors located in the United States, Ireland, Mexico and Canada. We own one, lease three and use third-party services for five of our distribution facilities. See Item 2, "Properties".

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

Trademarks, Copyrights, Licensing Agreements and Patents

We own a portfolio of highly recognized trademarks and trade names, including Maidenform, Bodymates, Control It!, Flexees, Inspirations, Lilyette, Self Expressions and Sweet Nothings. We also own copyrights. These intellectual property rights are important to our marketing efforts. Our owned brands are protected by registration or otherwise in the United States and most other markets where our brands are sold. These intellectual property rights are enforced and protected from time to time by litigation.

Each trademark registration in the United States has a duration of ten years and is subject to an indefinite number of renewals for a like period upon appropriate application. The duration of proprietary rights in trademarks, service marks and trade names in the United States, whether registered or not, is predicated on our continued use. Trademarks registered outside of the United States have a duration of between seven and fourteen years depending upon the jurisdiction and are also generally subject to an indefinite number of renewals for a like period upon appropriate application. We are using all of our material marks. Maidenform, Bodymates, Control It!, Flexees, Inspirations, Lilyette, Self Expressions and Sweet Nothings are some of the trademarks that we have registered with the U.S. Patent and Trademark Office and analogous agencies in a number of other markets where our brands are sold. We have renewed the registrations (or applied for variant forms of the registration, where appropriate, to ensure continued protection) of our material registered trademarks. We plan to continue to use all of our material brand names and marks and to renew the registrations of all of our material registered trademarks as long as we continue to use them. We have granted licenses to other parties to manufacture and sell specified products under our trademarks in specified distribution channels and geographic areas. Some of these license agreements contain minimum

2012 Form 10-K    I    5

annual licensing and advertising commitments. Some are for a short term and may not contain specific renewal options. Other than Donna Karan and DKNY, we do not license from third parties any trademarks that are material to our business.

We also rely in part on patents to protect our intellectual property. As of February 20, 2013, we have seven issued patents in the United States and three issued patents outside of the United States. These issued patents are scheduled to expire between 2024 and 2029. Additionally, we have four patent applications pending in the United States. Outside the United States, we have nine patent applications pending. We cannot assure you that our pending patent applications, or any future applications, will be approved. Further, we cannot assure you that any issued patents will provide us with significant intellectual property protection or competitive advantages, that they will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

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

Employees

As of December 29, 2012, we had approximately 1,250 employees. We consider our relationships with our employees to be satisfactory and have not experienced any significant interruptions of operations due to labor disagreements. Our union employees are represented by Worker's United and Local 153 of OPEIU. One of our union contracts with Worker's United, which covers approximately 240 employees at our Fayetteville, North Carolina location, expired in 2012. A new three-year contract with Worker's United was negotiated and was effective October 2012. Our union contracts with OPEIU, which covers approximately 10 clerical employees and Worker's United, which covers approximately 30 sewers, at our corporate headquarters in Iselin, New Jersey, expired in 2012 and new agreements are being negotiated.

Available Information

Our investor relations website can be accessed at www.maidenformbrands.com. There, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, proxy statements, directors and officer reports on Form 3, Form 4 and Form 5, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). The information found on, or that can be accessed through, our website is not part of this or any other report we file with or furnish to the SEC. Further, a copy of this Annual Report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. We also make available on our website the Maidenform Brands, Inc. Global Code of Conduct, our Corporate Governance Guidelines, and the charters for the Audit, Compensation and Nominating and Governance Committees of the board of directors. You may also obtain copies of these reports and documents, free of charge, by writing to Maidenform Brands, Inc., 485F US Highway a1 South, Iselin, New Jersey 08830.

6    I    Maidenform Brands, Inc.

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

We depend on a limited number of customers for a significant portion of our sales. Net sales from our ten largest customers totaled 68.8%, 70.9% and 71.1% of our total net sales during 2012, 2011 and 2010, respectively. We expect that these customers will continue to represent a significant portion of our net sales in the future. Two customers, Wal-Mart and Kohl's, each accounted for more than 10% of our net sales in 2012, 2011 and 2010. We do not have long-term contracts with any of our customers, as sales to retailers are generally made on an order-by-order basis. Instead, we rely on long-standing relationships and on our position in the marketplace. As a result, we face the risk that one or more of our major customers may significantly decrease its or their business with us or terminate its or their relationship with us. Any such decrease or termination of our major customers' business could result in a material decrease in our sales and operating results.

If we cannot fill customers' orders on time, orders may be cancelled and relationships with customers may suffer, which could have an adverse effect on us. Furthermore, if any of our customers experiences a significant downturn in its business or fails to remain committed to our products or brands, the customer may reduce or discontinue purchases from us. The loss of a major customer or a reduction in the amount of our products purchased by one or more of our major customers could have a material adverse effect on our business, results of operations or financial condition.

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

The intimate apparel industry is highly competitive and in the last few years there has been increased competition, particularly in shapewear. Competition is generally based upon product quality, brand name recognition, price, selection,

2012 Form 10-K    I    7

service and purchasing convenience. Both branded and private brand manufacturers compete in the intimate apparel industry. Our primary competitors include Cupid Foundations, Inc., Fruit of the Loom, Inc., Hanesbrands Inc., Jockey International, Inc., Spanx, Triumph International, the Victoria's Secret division of Limited Brands, Inc., Wacoal Corp. and The Warnaco Group, Inc. We also compete against Aerie by American Eagle, Gap Inc., the Lane Bryant division of Ascena Retail Group, Inc. and the Soma division of Chico's, Inc. Because of the highly fragmented nature of the balance of the industry, both domestically and internationally, we also compete with many small manufacturers and retailers. Additionally, department stores, specialty retailers and other retailers, including our customers, have significant private brand product offerings that compete with us, and these retailers may choose to source these private brand product offerings directly from third-party manufacturers.

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

Policy changes by our customers, such as reductions in inventory levels, limitations on access to display space, increased centralization of buying decisions, and development of private brands and other changes by our customers, could result in lower net sales and lower gross margins for us. These policy changes could result in price and other competition that could damage our business. Additionally, as our customers grow larger, they may increasingly require us to provide them with our products on an exclusive basis, which would cause an increase in the number of SKUs we must carry, and, consequently, our inventory levels and working capital requirements could increase. The potential impact of these types of policy changes by our customers has been amplified by previous consolidation of retailers, as each retailer now represents a greater portion of our net sales.

The intimate apparel industry is subject to pricing pressures that may cause us to lower the prices we charge for our products.

Average prices in the intimate apparel industry have generally declined in the past couple of years, primarily as a result of the growth of the mass merchant channel of distribution, increased competition and a promotional retail environment.

8    I    Maidenform Brands, Inc.

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

Other parties have asserted in the past, and may assert in the future, claims with respect to trademark, patent, copyright or other intellectual property rights that are important to our business. Other parties might seek to block the use of, or seek monetary damages or other remedies for the prior use of, our trademarks or other intellectual property or the sale of our products as a violation of their trademark, patent or other proprietary rights. On November 9, 2012, Klauber Brothers, Inc. brought an action against us in the United States District Court, Southern District of New York, asserting claims for copyright infringement under the U.S. Copyright Act of 1976 related to the lace fabric designs incorporated into two of our products. We are being indemnified by the supplier of one of the products. Klauber has also filed similar actions against two of our customers, for which we are indemnifying them. We believe that the ultimate outcome of this pending lawsuit and claim will not have a material adverse effect on our consolidated financial position, results of operations or cash flows taken as a whole. Due to the inherent uncertainty of litigation, however, there can be no assurance of the ultimate outcome of this or future litigations, proceedings, investigations, or claims or their effect.

2012 Form 10-K    I    9

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

Third parties might assert infringement claims against us in the future with respect to any of our products. Any such assertion might require us to enter into royalty arrangements or litigation that could be costly to us. Any of these events could have a material adverse effect on our business, results of operations, financial condition or cash flows.

External events may cause disruptions to our supply chain, result in increased cost of sales or lead to an inability to deliver our products to our customers.

Currently, we source all of our production through a network of various offshore vendors predominately in Bangladesh, China, Indonesia and Thailand. There are a myriad of potential events that could disrupt our foreign supply chain, including the following:

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

10    I    Maidenform Brands, Inc.

freight charges to compensate for late deliveries. Our future performance may be subject to the occurrence of such events, which are beyond our control, and which could have a material adverse effect on our financial condition and results of operations.

The loss of one or more of our suppliers of finished goods or raw materials may interrupt our supplies.

We purchase intimate apparel designed by us from a limited number of third-party manufacturers. In addition, approximately 97% of our total sourcing is concentrated in four foreign countries (Bangladesh, China, Indonesia and Thailand). We do not have any material or long-term contracts with any of our suppliers. Furthermore, our finished goods suppliers also purchase the fabrics and accessories used in our products from a limited number of suppliers. The loss of one or more of these vendors could interrupt our supply chain and impact our ability to deliver products to our customers, which would have a material adverse effect on our net sales and profitability.

Increases in the price of raw materials used to manufacture our products could materially increase our costs and decrease our profitability.

The principal fabrics used in our business are made from synthetic and cotton-synthetic blends. The prices of these fabrics depend on the market price for the raw materials used to produce them, primarily the chemical components of synthetic fabrics. For instance, volatility in cotton prices can cause the price of synthetic and cotton-synthetic blends to also rise. There can be no assurance that prices for these and other raw materials will not increase in the near future. These raw materials are subject to price volatility caused by weather, supply conditions, power outages, government regulations, economic climate and other unpredictable factors. Fluctuations in crude oil or petroleum prices may also influence the prices of related items such as chemicals, dyestuffs, man-made fiber and foam. Any raw material price increase would increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. In addition, if one or more of our competitors is able to reduce its production costs by taking advantage of any reductions in raw material prices or favorable sourcing agreements, we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have a material and adverse effect on our business, results of operations and financial condition.

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

2012 Form 10-K    I    11

Decreases in the value of the U.S. dollar could materially increase our cost of sales.

We have shifted all of our production to third-party manufacturers, primarily in Bangladesh, China, Indonesia and Thailand. While we pay these third-party manufacturers in U.S. dollars, their costs are typically based upon the local currency of the country in which they operate. Any decrease in the value of the U.S. dollar against these foreign currencies could result in a corresponding increase in our future cost of sales and decrease in our profitability, which could have a material adverse effect on our financial condition and operating results.

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

  •
  potentially adverse tax consequences; and

  •
  difficulty in servicing our customers from our distribution center and distribution contractors located in Ireland, Mexico and Canada.

Our inability to manage these risks effectively could adversely affect our business and limit our ability to expand our international operations, which could have a material adverse effect on our business, financial condition and results of operations.

Any problems at our distribution centers and distribution contractors could materially affect our ability to distribute our products.

Our distribution centers in Fayetteville, North Carolina and Shannon, Ireland, and our third-party distribution contractors serve our domestic and foreign customers. We do not have a backup facility or any alternate distribution arrangements in place. In the event that we experience problems transitioning from one distribution center or third-party distribution contractor to another, at our distribution centers or third-party distribution contractors that impede the timeliness or fulfillment quality of the products being distributed, or that any of our distribution centers or third-party distribution contractors is partially or completely destroyed, becomes inaccessible, or is otherwise not fully usable, it would have a material adverse effect on our ability to distribute our products, which in turn would have a material adverse effect on our net sales, profitability, financial condition and operating performance.

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

12    I    Maidenform Brands, Inc.

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

Our credit facility contains financial and other restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interests, such as selling assets, strategic acquisitions, paying dividends, stock repurchases and borrowing additional funds. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt and leave us unable to meet some or all of our obligations. See Note 5, "Debt" to the accompanying audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

If we are unable to renew or replace our store leases or enter into leases for new stores on favorable terms, or if we violate any of the terms of our current leases, our growth and profitability could be harmed.

We lease all of our outlet store locations. The majority of our store leases contain provisions for base rent plus an additional amount based on a percentage of sales in excess of an agreed upon minimum annual sales level. A number of our leases include a termination provision which applies if we do not meet certain sales levels during a specified period, typically in the fifth year of the lease. In addition, our leases all expire within the next ten years with a shorter average remaining life and generally do not contain options to renew. Furthermore, some of these leases contain various restrictions relating to the change of control of our company. Our leases also subject us to risks relating to compliance with changing outlet center rules and the exercise of discretion by our landlords on various matters within the outlet centers. If we are unable to renew or replace our store leases or enter into leases for new stores on favorable terms, or if we violate any of the terms of our current leases, our growth and profitability could be harmed.

2012 Form 10-K    I    13

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

Our continued success depends, in part, upon our ability to continue to further improve sales, as well as both gross margins and operating margins, at our company-operated outlet stores. A variety of factors affect comparable store sales, including competition, economic conditions, the timing of release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. These factors may cause our comparable store sales results to differ materially from prior periods and from expectations.

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

14    I    Maidenform Brands, Inc.

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

We are a party to contracts with three separate unions. Our contracts with Local 153 of OPEIU and Worker's United each expired in 2012. A new three-year contract with Worker's United was negotiated and was effective October 2012. New agreements with Local 153 of OPEIU covering approximately 10 clerical employees and Worker's United covering approximately 30 sewers are being negotiated. If we are unable to renew these contracts on satisfactory terms, our labor costs could increase, which would affect our profit margins and could have a material adverse effect on our ability to operate our business and on our results of operations. For example, many of the employees at our Fayetteville distribution center are represented by Worker's United. Strikes, work stoppages or other forms of labor unrest at this distribution center could impair our ability to supply products to our customers, which would reduce our revenues and could expose us to customer claims.

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

2012 Form 10-K    I    15

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

Furthermore, the consideration paid in connection with an investment or acquisition will affect our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash and our available borrowing capacity to consummate any acquisition. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options or other rights, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs or restructuring charges. They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

At December 29, 2012, we had approximately $15.7 million of federal and state net operating loss carryforwards available for future utilization during the years 2013 through 2023. To the extent any sales of common stock by us or certain of our stockholders results in an "ownership change" within the meaning of Section 382 of the Internal Revenue Code ("Section 382"), we may not be able to realize certain of these net operating loss carryforwards existing at the date of such ownership change or the timing of when we can use these net operating loss carryforwards may be modified. For more information regarding these potential income tax benefits and our net operating loss carryforwards, see the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

16    I    Maidenform Brands, Inc.

officers or key personnel could result in our inability to manage our operations effectively and/or pursue our business strategy.

Because competition for our employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our planned growth.

Our ability to provide high quality products, as well as our ability to execute our business plan generally, depends in large part upon our ability to attract and retain highly qualified personnel. Competition for such personnel is intense. We have in the past experienced, and we expect to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. The location of our corporate headquarters outside of New York City has made it increasingly difficult to recruit personnel in certain fields, such as marketing and design. We might not be successful in our efforts to recruit and retain the required personnel. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be impacted.

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

2012 Form 10-K    I    17

securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our business.

The concentrated ownership of our capital stock by insiders may limit your ability to influence corporate matters.

As of February 22, 2013, our executive officers, directors and current 5% or greater stockholders (based upon the most recent filings with the SEC with respect to each such stockholder) together beneficially own approximately 51.0% of our common stock outstanding. As a result, these stockholders, should they act together, may be able to influence or control matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. These stockholders may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

18    I    Maidenform Brands, Inc.

ITEM 2. PROPERTIES

Location	Approximate Square Footage	Principal Use	Lease Expiration Date
United States
Iselin, New Jersey	81,300	Corporate headquarters	May 2020
New York, New York	11,250	Sales office/showroom	June 2016
Fayetteville, North Carolina	262,000	Distribution/warehousing	Owned
Fayetteville, North Carolina	148,000	Distribution/warehousing	December 2013
Fayetteville, North Carolina	59,000	Distribution/warehousing	December 2015
Bentonville, Arkansas	1,500	Sales office	January 2015
International
Shannon, Ireland	44,800	Distribution/warehousing	December 2024
Hong Kong City, China	11,500	Sourcing office/quality	March 2015
Jakarta, Indonesia	1,100	Sourcing office/quality	October 2015
Dhaka City, Bangladesh	2,400	Sourcing office/quality	December 2014
Mexico City, Mexico	1,750	Sales office	December 2013

We currently operate 77 outlet stores in 24 states and Puerto Rico. All of these store locations are leased with an average remaining lease period of 2.6 years and lease expiration dates ranging from 2013 to 2023. Our company-operated outlet stores have an average footprint size of approximately 2,400 square feet.

We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional space will be available in the future on commercially reasonable terms. Some of our distribution/warehousing facilities are also used for administrative functions.

ITEM 3. LEGAL PROCEEDINGS

On November 9, 2012, Klauber Brothers, Inc. brought an action against us in the United States District Court, Southern District of New York, asserting claims for copyright infringement under the U.S. Copyright Act of 1976 related to the lace fabric designs incorporated into two of our products. We are being indemnified by the supplier of one of these products. Klauber has also filed similar actions against two of our customers, for which we are indemnifying them. We believe that the ultimate outcome of this pending lawsuit and claim will not have a material adverse effect on our consolidated financial position or results of operations taken as a whole. Due to the inherent uncertainty of litigation, however, there can be no assurance of the ultimate outcome of this or future litigations, proceedings, investigations, or claims or their effect. We are subject to various claims and legal actions arising from time to time in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

2012 Form 10-K    I    19

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range and Number of Holders

Our common stock is traded on the New York Stock Exchange under the symbol MFB. The last reported sales price per share of our common stock on February 22, 2013 was $19.70, and on that date there were 93 holders of record of our common stock.

The following table sets forth for the period indicated the high and low sales price per share of our common stock as reported by the New York Stock Exchange.

	2012
	High	Low
First quarter	$23.08	$17.97
Second quarter	23.77	18.50
Third quarter	22.79	19.76
Fourth quarter	20.48	17.00

	2011
	High	Low
First quarter	$29.04	$24.58
Second quarter	31.66	25.81
Third quarter	29.90	21.89
Fourth quarter	25.50	17.30

Issuer Purchases of Equity Securities

In February 2010, the board of directors authorized a $37.5 million increase in our stock repurchase authorization, raising the total repurchase capacity to $50.0 million. Our stock repurchase program allows us to repurchase our shares from time to time pursuant to existing rules and regulations and other parameters approved by the board of directors. During 2012, we repurchased $6.5 million of common stock at an average price per share of $17.93. During 2011, we repurchased $2.0 million of common stock at an average price per share of $26.72. During 2010, we repurchased $32.4 million of common stock at an average price per share of $20.30. We had $9.1 million remaining available under our stock repurchase program at December 29, 2012.

20    I    Maidenform Brands, Inc.

The following table describes our stock repurchases during the fourth quarter of 2012 (in millions, except share and per share amounts):

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value of shares that may yet be repurchased under the program
September 30, 2012 – November 3, 2012	—	$—	—	$15.6
November 4, 2012 – December 1, 2012	241,525	17.62	238,413	11.4
December 2, 2012 – December 29, 2012	125,958	18.54	125,958	9.1

Total	367,483	$17.94	364,371

(1)
During the period November 4, 2012 through December 1, 2012, our employees surrendered 3,112 shares at an average price paid per share of $18.31, to satisfy required tax withholding upon the vesting of restricted stock awards.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans is hereby incorporated by reference to the table in Item 12 of this Annual Report on Form 10-K.

2012 Form 10-K    I    21

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

The following table sets forth selected financial data as of and for the five fiscal years ended December 29, 2012:

	For the Years Ended(1)
	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010	January 3, 2009
	(in thousands, except share and per share amounts)
OPERATING DATA:
Wholesale	$538,510	$545,834	$500,353	$410,493	$355,032
Retail	61,767	60,493	56,356	55,762	58,510

Net sales	600,277	606,327	556,709	466,255	413,542
Cost of sales	414,796	414,900	356,364	305,272	257,848

Gross profit(2)	185,481	191,427	200,345	160,983	155,694
Selling, general and administrative expenses(3)	133,193	132,202	123,982	107,810	109,781
Litigation settlement(4)	—	6,750	—	—	—

Operating income	52,288	52,475	76,363	53,173	45,913
Interest expense, net	1,086	969	1,054	2,196	4,521

Income before income taxes	51,202	51,506	75,309	50,977	41,392
Income tax expense(5)(6)	17,743	18,314	30,029	13,984	16,672

Net income	$33,459	$33,192	$45,280	$36,993	$24,720

EARNINGS PER SHARE DATA(7):
Basic earnings per common share	$1.45	$1.45	$1.99	$1.62	$1.10

Diluted earnings per common share	$1.43	$1.42	$1.94	$1.56	$1.05

Basic weighted average number of shares outstanding	23,012,012	22,855,196	22,737,207	22,781,363	22,402,342

Diluted weighted average number of shares outstanding	23,388,482	23,332,405	23,383,311	23,705,836	23,433,107

	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010	January 3, 2009
	(in thousands)
BALANCE SHEET DATA (end of period):
Cash and cash equivalents	$83,747	$68,041	$73,221	$89,159	$43,463
Total assets	435,951	395,235	353,583	358,742	298,244
Total indebtedness, including current maturities	68,225	69,050	70,150	87,250	88,350
Total stockholders' equity	254,284	223,188	190,662	166,831	119,658

(Footnotes appear on the next page)

22    I    Maidenform Brands, Inc.

NOTES TO SELECTED FINANCIAL DATA

(1)
Fiscal years 2012, 2011, 2010 and 2009 had 52 weeks compared to 53 weeks in fiscal year 2008. Fiscal 2008 only had four more shipping days than 2012, 2011, 2010 and 2009 that were immaterial to our wholesale segment results. Our retail segment included one more week in fiscal 2008 compared to fiscal years 2012, 2011, 2010 and 2009 but the effect of this extra week on our retail operations was not material. Therefore, the financial results for these fiscal years are comparable.

(2)
Includes charges of $0.9 million for markdowns associated with exiting the Maidenform's Charmed brand, reflected in gross profit in 2012. Includes charges of $3.8 million for a discontinuation of a product line, reflected in gross profit in 2011.

(3)
Includes a charge for severance expense of $1.5 million related to corporate workforce and store personnel reductions and $1.2 million related to a corporate workforce reduction, reflected in selling, general and administrative expenses in 2012 and 2011, respectively.

(4)
We entered into a litigation settlement in August 2011. In connection with the settlement, we paid $6.8 million.

(5)
Income tax expense for 2012 includes a benefit of $1.9 million resulting from a non-recurring state income tax benefit. Income tax expense for 2009 includes a benefit of $6.1 million resulting from the resolution of an Internal Revenue Service ("IRS") audit for the 2005 fiscal year, which was concluded during 2009.

(6)
Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its net operating losses ("NOLs") if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Any unused annual limitation may be carried over to later years. Our NOLs are subject to Section 382 limitations. At December 29, 2012, we had approximately $15.7 million of federal and state NOLs available for future utilization during the years of 2013 through 2023. Our combined limitation for our NOLs was approximately $3.1 million, $4.7 million, $5.5 million, $5.5 million and $11.5 million during the years 2012, 2011, 2010, 2009 and 2008, respectively, and we utilized all of them.

(7)
For the calculation of earnings per share, see notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

2012 Form 10-K    I    23

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

Management Overview

We are a global intimate apparel company with a portfolio of established, well-known brands, top-selling products and an iconic heritage. We design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell our products through multiple distribution channels, including department stores and national chain stores (including third-party distributors and independent stores), mass merchants (including warehouse clubs), other (including specialty retailers, off-price retailers and licensees), our company-operated outlet stores and our websites.

We sell our products under some of the most recognized brands in the intimate apparel industry. Our Maidenform, Control It!, Flexees and Lilyette brands are sold in department stores and national chain stores. Our Bodymates, Inspirations, Self Expressions and Sweet Nothings brands are distributed through mass merchants. These mass merchant brands leverage our product technology, but are separate brands with distinctly different logos. In addition to our owned brands, we also supply private brands to certain retailers. We also sell the Donna Karan and DKNY licensed brands, domestically and internationally, as a result of our license agreement. This agreement grants us the rights to design, source and market a full collection of Donna Karan and DKNY women's intimate apparel products.

Trends in Our Business

We operate in two segments, wholesale and retail. Our wholesale segment includes both our domestic and international wholesale markets. Our retail segment includes our company-operated outlet stores and our websites.

We have identified near-term opportunities for growth and operational improvements, as well as challenges, including general macro-economic conditions and increased global competition, particularly in shapewear, that may affect our customers and our business. In particular, management believes that there are many factors influencing the intimate apparel industry, including but not limited to: consistent demand for foundation garments, consumer demand for innovative and leading brands, sourcing and supply chain efficiencies, continued growth of the mass merchant channel, increases in the cost of the raw materials used in intimate apparel products and uncertainty surrounding import restrictions.

Although we believe we are well positioned to address some of these trends, we believe the competitive and retail environment and our unaided brand awareness require us to invest in the Maidenform brand. We will therefore be making significant investments in marketing and branding in 2013 and 2014 to grow our business beginning in 2014.

During 2013, we will focus on reducing styles and SKU's with an emphasis on reducing color and fashion in our product assortment. We believe this initiative will reduce markdowns and improve the quality of our inventory. We are also focused on exiting unproductive businesses and will be exiting the Maidenform's Charmed business and others that are unprofitable.

While we focus on these actions, we will continue to introduce new and innovative products. In 2013, we will expand upon our well received Comfort Devotion collection by offering an expanded shapewear assortment in the third quarter of 2013. In

24    I    Maidenform Brands, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

addition, we will be introducing a full figure collection at department and chain stores in the fourth quarter of 2013, which will incorporate many of the signature elements of the Comfort Devotion collection. We have not previously competed in a meaningful way in the full figure market, which represents approximately 40% of the total intimate apparel market.

Wholesale Segment

Department stores and national chain stores.    The department stores and national chain stores are where we generally sell the Maidenform, Control It!, Flexees and Lilyette brands. We plan to significantly increase our branding and marketing investments which we believe will increase our net sales with department store and national chain store customers. While we have grown our sales in the past several years with department stores and national chain stores, we expect the rate of our future net sales growth to be moderate. We have customers located outside the United States that purchase our Maidenform, Control It!, Flexees and Lilyette brands. The majority of these net sales are included in the department stores and national chain stores channel. In addition to our owned brands, we also supply private brands to certain retailers. We also sell the Donna Karan and DKNY brands in this channel, domestically and internationally, as a result of our license agreement. This agreement grants us the rights to design, source and market a full collection of Donna Karan and DKNY women's intimate apparel products.

Mass merchants.    The mass merchant channel includes both mass merchants and warehouse clubs. We expect that the increased investments in the Maidenform brand will result in increased awareness of our Maidenform endorsed mass brands; Bodymates, Inspirations, Self Expressions and Sweet Nothings brands. While we have grown our sales in the past several years with this channel, we expect the rate of our future net sales growth to be moderate, both domestically and internationally. The volume and mix of net sales of our brands in the mass merchant channel can vary from period to period based upon strategic changes that our customers may implement from time to time. Net sales to customers in the mass channel that are located outside the United States are included in this channel.

Other.    Net sales from this channel include sales to specialty retailers, off-price retailers and royalty income from licensees. We supply private brands to specialty retailers as opportunities present themselves and we continually evaluate this channel for new opportunities. The volume and mix of net sales in the other channel can vary significantly from period to period. We expect net sales to decline in this channel in the near future. Net sales to customers in the other channel that are located outside the United States are included in this channel.

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

2012 Form 10-K    I    25

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

Selling, general and administrative expenses ("SG&A").    Our SG&A includes all of our marketing, product development, selling, distribution and general and administrative expenses for both the wholesale and retail segments (which include our retail outlet store payroll and related benefits). General and administrative expenses include management payroll, benefits, travel, information systems, accounting, distribution, rent, insurance and legal costs. Additionally, depreciation related to the shipping function in our distribution centers and our corporate office assets such as furniture, fixtures, equipment and technology, as well as amortization of intellectual property, are included in SG&A.

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

carried over to later years. Our NOLs are subject to Section 382 limitations. At December 29, 2012, we had approximately $15.7 million of federal and state NOLs available for utilization in the years from 2013 through 2023.

Results of Operations

	For the Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
	(in millions, except per share data)
Wholesale sales	$538.5	$545.8	$500.3
Retail sales	61.8	60.5	56.4

Net sales	600.3	606.3	556.7
Cost of sales	414.8	414.9	356.4

Gross profit	185.5	191.4	200.3
Selling, general and administrative expenses	133.2	132.1	123.9
Litigation settlement	—	6.8	—

Operating income	52.3	52.5	76.4
Interest expense, net	1.1	1.0	1.1

Income before provision for income taxes	51.2	51.5	75.3
Income tax expense	17.7	18.3	30.0

Net income—GAAP	$33.5	$33.2	$45.3

Diluted earnings per share—GAAP	$1.43	$1.42	$1.94
Net income—Non-GAAP	$33.1	$40.4	$45.3
Diluted earnings per share—Non-GAAP	$1.41	$1.73	$1.94

	As a Percentage of Net Sales
	For the Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Wholesale sales	89.7%	90.0%	89.9%
Retail sales	10.3	10.0	10.1

Net sales	100.0	100.0	100.0
Cost of sales	69.1	68.4	64.0

Gross profit	30.9	31.6	36.0
Selling, general and administrative expenses	22.2	21.8	22.3
Litigation settlement	—	1.1	—

Operating income	8.7	8.7	13.7
Interest expense, net	0.2	0.2	0.2

Income before provision for income taxes	8.5	8.5	13.5
Income tax expense	2.9	3.0	5.4

Net income	5.6%	5.5%	8.1%

Net income—Non-GAAP	5.5%	6.6%	8.1%

Our non-GAAP financial measures are adjusted to exclude specified items which represent certain costs, expenses, gains and losses and other items impacting the comparability of our financial results. For a detailed listing of all specified items and further information and reconciliations of non-GAAP financial measures see "Non-GAAP Financial Measures" below.

2012 Form 10-K    I    27

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

Our department stores and national chain stores channel (including third-party distributors and independent stores) primarily consists of sales of our Maidenform, Control It!, Flexees and Lilyette brands on a worldwide basis to customers within this category. Within the mass merchant channel (including warehouse clubs), we sell brands such as Bodymates, Inspirations, Self Expressions and Sweet Nothings that are primarily dedicated to specific customers. These brands are all sold on a worldwide basis to mass merchants and, to a lesser degree, warehouse clubs. Our remaining sales are grouped within a channel designated as other and include private brand products sold to specialty retailers and all brand sales to off-price retail stores. In addition, we include licensing income in our other channel.

	For the Years Ended
	December 29, 2012	December 31, 2011	$ Change	% Change
		(in millions)
Department stores and national chain stores	$247.1	$245.2	$1.9	0.8%
Mass merchants	190.7	196.2	(5.5)	(2.8)
Other	100.7	104.4	(3.7)	(3.5)

Total wholesale	538.5	545.8	(7.3)	(1.3)

Retail	61.8	60.5	1.3	2.1

Total consolidated net sales	$600.3	$606.3	$(6.0)	-1.0%

Fiscal Year Ended December 29, 2012 Compared with Fiscal Year Ended December 31, 2011 (52 Weeks in Each Fiscal Year)

Net sales.    Consolidated net sales decreased $6.0 million, or 1.0%, from $606.3 million in 2011 to $600.3 million in 2012. Wholesale segment net sales decreased by $7.3 million, or 1.3%, from $545.8 million in 2011 to $538.5 million in 2012. Net sales in our retail segment increased by $1.3 million, or 2.1%, from $60.5 million in 2011 to $61.8 million in 2012.

Our department stores and national chain stores channel net sales increased by $1.9 million, or 0.8%, from $245.2 million in 2011 to $247.1 million in 2012. This increase was led by growth in the bra and pant categories, which included the introduction of our Comfort Devotion collection and a private label brand that shipped for the first time during 2012. Partially offsetting this increase was an assortment expansion in 2011 at one of our chain store customers that did not repeat in 2012, a sales decline at a mid-tier department store customer as it transitions to a new pricing and merchandising strategy and sales declines in the shapewear category from increased competition. Our mass merchant channel net sales decreased by $5.5 million, or 2.8%, from $196.2 million in 2011 to $190.7 million in 2012, resulting from varying results with our mass merchant customers. Some of the factors that drove this decrease were decreased doors at retail and program sales that did not repeat in 2012. Partially offsetting this decrease was a strong performance in full figure and shapewear sales at one of our mass customers. Other channel net sales, which includes sales to specialty retailers, off-price retailers and licensing income, decreased by $3.7 million, or 3.5%, from $104.4 million in 2011 to $100.7 million in 2012. This decrease was due to lower sales to a specialty retailer that was partially offset by increased program sales to off-price retailers. Total international net sales, which are included in the wholesale segment, increased $2.5 million, or 4.3%, from $58.4 million in 2011 to $60.9 million in 2012, driven by growth in major markets, such as Canada, the United Kingdom and Mexico. Partially offsetting these increases were sales decreases in other major markets, such as the Benelux countries, Sweden and Germany, including the impact of unfavorable currency exchange rates on sales.

Retail segment net sales increased $1.3 million, or 2.1%, from $60.5 million in 2011 to $61.8 million in 2012. Same store sales, defined as stores that have been open for more than one year, decreased 1.2%. Our internet sales increased $2.3 million, or 34.3%, from $6.7 million in 2011 to $9.0 million in 2012, resulting primarily from promotional events that more than offset the sales declines at our stores.

28    I    Maidenform Brands, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross profit.    Consolidated gross profit decreased by $5.9 million, or 3.1%, from $191.4 million in 2011 to $185.5 million in 2012. As a percentage of net sales, gross profit decreased by 0.7 percentage points from 31.6% in 2011 to 30.9% in 2012.

Gross profit from our wholesale segment decreased by $5.6 million, or 3.6%, from $154.8 million in 2011 to $149.2 million in 2012. As a percentage of net sales, gross profit from our wholesale segment decreased by 0.7 percentage points from 28.4% in 2011 to 27.7% in 2012. Changes in channel and product mix favorably impacted gross margin but were more than offset by unfavorable off-price retailer activity to drive inventory productivity, additional promotional activities and inventory related clearing costs. During the fourth quarter of 2012, we recorded charges of $0.9 million for markdowns associated with exiting the Maidenform's Charmed brand. During the fourth quarter of 2011, we recorded additional costs associated with a discontinuation of a product line of $3.8 million that did not repeat in the current year.

Gross profit from our retail segment decreased by $0.3 million, or 0.8%, from $36.6 million in 2011 to $36.3 million in 2012. As a percentage of net sales, gross profit from our retail segment decreased by 1.8 percentage points from 60.5% in 2011 to 58.7% in 2012.

Selling, general and administrative expenses ("SG&A").    Our consolidated SG&A increased by $1.1 million, or 0.8%, from $132.1 million in 2011 to $133.2 million in 2012. As a percentage of net sales, SG&A increased by 0.4 percentage points from 21.8% in 2011 to 22.2% in 2012.

Wholesale segment SG&A, which includes corporate-related expenses, decreased by $0.9 million, or 0.9%, from $98.2 million in 2011 to $97.3 million in 2012. In fiscal 2012 and 2011, we recorded severance expense of $1.5 million and $1.2 million, respectively, related to corporate workforce reductions and, in 2012, store personnel reductions due to planned store closings of 10 stores in the first quarter of 2013. The remaining increase was primarily due to increased payroll and related benefits of $1.8 million, including medical benefits. Partially offsetting these increases was a reduction in incentive compensation of $2.2 million, professional fees of $1.8 million and the benefit of favorable currency exchange rates of $2.0 million.

Retail segment SG&A increased by $2.0 million, or 5.9%, from $33.9 million in 2011 to $35.9 million in 2012. As a percentage of net sales, retail segment SG&A increased from 56.0% in 2011 to 58.1% in 2012. This increase of $2.0 million is primarily the result of increased variable expenses associated with increased internet sales.

Litigation settlement.    We entered into a litigation settlement agreement in August 2011. In connection with the settlement, we paid $6.8 million.

Operating income.    Our consolidated operating income decreased $0.2 million, or 0.4%, from $52.5 million in 2011 to $52.3 million in 2012. Operating income, as a percentage of net sales, remained unchanged at 8.7% for 2011 and 2012. Excluding the 2012 aforementioned costs associated with markdowns for exiting Maidenform's Charmed brand of $0.9 million and workforce reduction expense of $1.5 million, continued operating income for 2012 was $54.7 million, or 9.1% of net sales. Excluding the 2011 aforementioned litigation settlement of $6.8 million, costs associated with a discontinuation of a product line of $3.8 million and workforce reduction expense of $1.2 million, continued operating income for 2011 was $64.3 million, or 10.6% of net sales.

For the foregoing reasons, operating income for the wholesale segment increased by $2.1 million, or 4.2%, from $49.8 million in 2011 to $51.9 million in 2012. Excluding the items previously mentioned, continued operating income for 2012 was $54.3 million, or 10.1% of net sales. Excluding the items previously mentioned, continued operating income for 2011 was $61.6 million, or 11.2% of net sales. Also, for the reasons discussed above, operating income for the retail segment decreased by $2.3 million, or 85.2%, from $2.7 million in 2011 to $0.4 million in 2012.

Interest expense, net.    Interest expense increased by $0.1 million, or 10%, from $1.0 million in 2011 to $1.1 million in 2012. The average balance of total debt outstanding decreased from $69.7 million in 2011 to $68.6 million in 2012. The average interest rate remained unchanged at 1.2% for 2011 and 2012.

Income taxes.    Income tax expense decreased $0.6 million, or 3.3%, from $18.3 million in 2011 to $17.7 million in 2012. Our effective tax rate decreased from 35.6% in 2011 to 34.7% in 2012. The lower effective rate for 2012 is primarily from a non-recurring state income tax benefit recorded in the fourth quarter of 2012 of $1.9 million. The effective income tax rate for 2011 included discrete items recorded during the year such as the utilization of research and development credits and non-recurring state income tax benefits, including the impact of the New Jersey tax law change enacted in the second quarter of 2011.

2012 Form 10-K    I    29

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net income.    For the foregoing reasons, our net income increased by $0.3 million, or 0.9%, from $33.2 million in 2011 to $33.5 million in 2012. Earnings per share for 2012 and 2011 were $1.43 and $1.42, respectively. Excluding the 2012 aforementioned non-recurring state income tax benefit, markdowns associated with exiting Maidenform's Charmed brand and the workforce reductions of $0.4 million after tax, or $0.2 earnings per share, net income was $33.1 million, or earnings per share of $1.41 for 2012. Excluding the 2011 aforementioned litigation settlement, costs associated with a discontinuation of a product line and the workforce reduction of $7.2 million after tax, or $0.31 earnings per share, net income was $40.4 million, or earnings per share of $1.73 for 2011.

Fiscal Year Ended December 31, 2011 Compared with Fiscal Year Ended January 1, 2011 (52 Weeks in Each Fiscal Year)

Net sales.    Consolidated net sales increased $49.6 million, or 8.9%, from $556.7 million in 2010 to $606.3 million in 2011. Wholesale segment net sales increased by $45.5 million, or 9.1%, from $500.3 million in 2010 to $545.8 million in 2011. Net sales in our retail segment increased by $4.1 million, or 7.3%, from $56.4 million in 2010 to $60.5 million in 2011.

Our department stores and national chain stores channel net sales increased by $11.9 million, or 5.1%, from $233.3 million in 2010 to $245.2 million in 2011. This increase was a result of new product introductions and replenishment orders and continued momentum from products sold under our licensed brands, DKNY and Donna Karan, and our international business. Our mass merchant channel net sales increased by $37.7 million, or 23.8%, from $158.5 million in 2010 to $196.2 million in 2011. This increase was led by expanded assortments and new placements, which resulted in increased replenishment of our shapewear category, and increased replenishment of our bra category. Partially offsetting these sales increases was a decrease in the bra category with a mass customer. Other channel net sales, which includes sales to specialty retailers, off-price retailers and licensing income, decreased by $4.1 million, or 3.8%, from $108.5 million in 2010 to $104.4 million in 2011. This decrease was a result of lower sales to a specialty retailer which more than offset sales increases at off-price retailers. Total international net sales, which are included in the wholesale segment, increased $10.8 million, or 22.7%, from $47.6 million in 2010 to $58.4 million in 2011. This increase was the result of increased sales in most major markets in which we do business, including the United Kingdom, Canada and Mexico, as well as the benefit of favorable currency exchange rates.

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

Selling, general and administrative expenses ("SG&A").    Our consolidated SG&A increased by $8.2 million, or 6.6%, from $123.9 million in 2010 to $132.1 million in 2011. However, as a percentage of net sales, SG&A decreased by 0.5 percentage points from 22.3% in 2010 to 21.8% in 2011.

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

For the foregoing reasons, operating income for the wholesale segment decreased by $24.4 million, or 32.9%, from $74.2 million in 2010 to $49.8 million in 2011. Excluding the items previously mentioned, continued operating income for 2011 was $61.6 million, or 11.2% of net sales. Also, for the reasons discussed above, operating income for the retail segment increased by $0.5 million, or 22.7%, from $2.2 million in 2010 to $2.7 million in 2011.

Interest expense, net.    Interest expense decreased by $0.1 million, or 9.1%, from $1.1 million in 2010 to $1.0 million in 2011 as we benefited from a lower average interest rate and a lower average debt for 2011 when compared to 2010. The average balance of total debt outstanding decreased from $73.8 million in 2010 to $69.7 million in 2011. The average interest rate during 2010 was 2.3% as compared to an average interest rate of 1.2% in 2011.

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

Net income.    For the foregoing reasons, our net income decreased by $12.1 million, or 26.7%, from $45.3 million in 2010 to $33.2 million in 2011. Earnings per share for 2011 and 2010 were $1.42 and $1.94, respectively. Excluding the aforementioned litigation settlement, costs associated with a discontinuation of a product line and the workforce reduction of $7.2 million after tax, or $0.31 earnings per share, net income was $40.4 million, or earnings per share of $1.73 for 2011.

Non-GAAP Financial Measures

Our non-GAAP financial measures are adjusted to exclude certain costs, expenses, gains and losses and other specified items that due to their significant and/or unusual nature are evaluated on an individual basis. Similar charges or gains for some of these items have been recognized in prior periods and it is reasonably possible that they could reoccur in future periods. Non-GAAP information is intended to portray the results of our baseline performance and to enhance an investor's overall understanding of our past financial performance and prospects for the future. For example, non-GAAP earnings and EPS information is an indication of our baseline performance before items that are considered by us to not be reflective of our ongoing results. In addition, this information is among the primary indicators we use as a basis for evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. This information is not intended to be considered in isolation or as a substitute for net earnings or diluted EPS prepared in accordance with GAAP.

2012 Form 10-K    I    31

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Specific items were as follows:

	For the Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
	(in millions)
Markdowns associated with exiting the Maidenform's Charmed brand	$0.9	$—	$—
Discontinuation of a product line	—	3.8	—

Gross profit	0.9	3.8	—
Workforce reduction	1.5	1.2	—

Selling, general and administrative expenses	1.5	1.2	—
Litigation settlement	—	6.8	—

Litigation settlement	—	6.8	—
Increase to income before provision for income taxes	2.4	11.8	—
Income tax on items above	(0.9)	(4.6)	—
Non-recurring state income tax benefit	(1.9)	—	—

(Decrease)/increase to net income	$(0.4)	$7.2	$—

The reconciliations from GAAP to Non-GAAP were as follows:

	For the Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
	(in millions)
Net income—GAAP	$33.5	$33.2	$45.3
Specific items above	(0.4)	7.2	—

Net income—Non-GAAP	$33.1	$40.4	$45.3

	For the Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Reported diluted earnings per share	$1.43	$1.42	$1.94
Adjustments:
Non-recurring state income tax benefit	(0.08)	—	—
Workforce reduction	0.04	0.03	—
Markdowns associated with exiting the Maidenform's Charmed brand	0.02	—	—
Discontinuation of a product line	—	0.10	—
Litigation settlement	—	0.18	—

Non-GAAP diluted earnings per share	$1.41	$1.73	$1.94

Liquidity and Capital Resources

Our cash resources are primarily used to fund working capital, debt service, capital expenditures and, if applicable, our stock repurchase program. Our primary source of liquidity will continue to be cash flows from operations, our existing cash balance and borrowings, if any, under our revolving loan. We believe that our operating cash flows, together with our credit facility and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future.

We had $83.7 million and $68.0 million in cash and cash equivalents as of December 29, 2012 and December 31, 2011, respectively.

32    I    Maidenform Brands, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In 2013, we expect to spend a total of approximately $5.0 million to $7.0 million on capital expenditures, driven by information technology upgrades, including system enhancements specifically related to our corporate and distribution operations.

Our credit facility, entered into in June 2007, consists of a 7-year, $100.0 million amortizing first lien term loan and a 5-year, $50.0 million revolving loan facility. In March 2012, we entered into an amendment and modification agreement to our credit facility pursuant to which among other things, we extended the maturity date of our revolving loan by two years to June 2014. The revolving loan provides for direct borrowings and issuance of stand-by letters of credit on our behalf. We use the letters of credit as collateral for our workers' compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. Borrowings are limited by the borrowing base, which consists of 85.0% of eligible accounts receivable and 50.0% of eligible inventory. The borrowings and other obligations under the credit facility and the guarantees are collateralized by a first priority perfected lien, subject to certain permitted liens, on substantially all of the personal property assets and certain real property of the borrower and guarantors. We used the proceeds from the borrowings, together with available cash on hand, to repay all amounts then due under our then existing credit facility.

At December 29, 2012, we had $68.2 million outstanding under our term loan, and $0 outstanding with approximately $49.3 million available for borrowing under the revolving loan, after giving effect to $0.7 million of outstanding letters of credit. Principal payments on the term loan are payable in quarterly installments of $0.3 million with all remaining amounts due in 2014. At the maturity date, we expect that we will either refinance our term loan or repay our term loan with cash available from operations. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. We made no voluntary prepayments on the term loan during 2012.

At December 29, 2012, borrowings under the term loan bear interest, at our option, at the London Interbank Offered Rate ("LIBOR") plus 1.0%, or at the base rate. Borrowings under the revolving loan bear interest, at our option, at LIBOR plus 0.75%, or at the base rate. The LIBOR margin and the base rate margin will be determined quarterly based on our leverage ratio for the preceding four fiscal quarters.

The financial covenants for this facility include various restrictions with respect to us and our wholly owned subsidiary Maidenform, Inc., including the transfer of assets or the payment of dividends between Maidenform, Inc. and its subsidiaries and us. At December 29, 2012 and December 31, 2011, Maidenform, Inc. had restricted net assets of approximately $245.1 million, or 96.4% of total net assets and $221.1 million, or 99.0% of total net assets, respectively. See Note 19, "Condensed Financial Information of Parent Company," for additional information regarding restricted net assets. We were in compliance with all debt covenants at December 29, 2012 and December 31, 2011.

Below is a summary of our actual performance under these financial covenants (dollars in thousands):

	December 29, 2012 Covenant	December 31, 2011 Covenant
Actual fixed charge coverage ratio(1)	1.94 : 1.00	2.32 : 1.00
Minimum ratio required	1.25 : 1.00	1.25 : 1.00
Actual fixed charge coverage ratio(2)	N/A	1.51 : 1.00
Minimum ratio required	N/A	0.85 : 1.00
Actual leverage ratio(3)	(0.24) : 1.00	0.03 : 1.00
Maximum ratio permitted	3.25 : 1.00	4.00 : 1.00
Actual leverage ratio(4)	1.11 : 1.00	N/A
Maximum ratio permitted	3.25 : 1.00	N/A
Actual consolidated capital expenditures	$7,307	$8,585
Maximum permitted	$11,415	$13,116

(1)
Coverage ratio is computed as the ratio of earnings available for fixed charges to fixed charges. Earnings available for fixed charges consist of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") and

2012 Form 10-K    I    33

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  certain non-cash charges less capital expenditures. Fixed charges consist of consolidated interest expense, scheduled principal payments on our long-term debt, cash taxes paid and permitted restricted junior payments including certain adjustments allowed under our credit facility.

(2)
Coverage ratio is computed as the ratio of earnings available for fixed charges to fixed charges. Fixed charges consist of consolidated interest expense, scheduled principal payments on our long-term debt, cash taxes paid and permitted restricted junior payments excluding certain adjustments allowed under our credit facility.

(3)
Leverage ratio is computed as the ratio of total net debt to consolidated EBITDA and certain non-cash charges. Total net debt is defined as total debt less total cash and cash equivalents.

(4)
Leverage ratio is computed as the ratio of total debt to consolidated EBITDA and certain non-cash charges.

In February 2010, the board authorized a $37.5 million increase in our stock repurchase authorization, raising the total repurchase capacity to $50.0 million. Our stock repurchase program allows us to repurchase our shares from time to time pursuant to existing rules and regulations and other parameters approved by the board of directors. During 2012, we repurchased $6.5 million of common stock at an average price per share of $17.93. During 2011, we repurchased $2.0 million of common stock at an average price per share of $26.72. During 2010, we repurchased $32.4 million of common stock at an average price per share of $20.30. We had $9.1 million remaining available under our stock repurchase program at December 29, 2012.

Operating activities.    Net cash provided by operating activities was $31.7 million, $4.4 million and $31.3 million in 2012, 2011 and 2010, respectively.

The increase in cash provided by operating activities in 2012 compared to 2011 was primarily the result of lower net working capital requirements. Working capital changes for 2012 included cash outflows of $17.6 million related to accounts receivable resulting from sales increases in the fourth quarter of 2012 compared to the same period in 2011 in addition to the timing of cash collections and $5.2 million related to inventory to support new product initiatives such as the Comfort Devotion collection. These outflows were partially offset by cash inflows of $14.6 million related to accounts payable due to the timing of cash payments as we modified our payment terms with significant inventory suppliers.

The decrease in cash provided by operating activities in 2011 compared to 2010 was primarily driven by the decrease in net income and changes in working capital. The increase in accounts receivable during 2011 was due to higher sales, which were somewhat offset by higher cash collections. The increase in inventory and accounts payable was the result of new product introductions and increased inventory levels to service higher sales volume and order fulfillment. The decrease in income tax payable is primarily due to lower taxable income generated in the fourth quarter of 2011 resulting in an overpayment of estimated tax.

Investing activities.    We invested $7.3 million in capital expenditures in 2012 compared to $8.6 million and $6.9 million in 2011 and 2010, respectively. Major investments in 2012, 2011 and 2010 primarily consisted of information technology upgrades, including the implementation of an enterprise resource planning system which started in 2009 and is being phased in, the implementation of retail systems which were placed into service during the second half of 2012 and the re-launch of our e-commerce website in 2010.

Financing activities.    Cash flows used in financing activities were $8.1 million in 2012 compared to cash flows used in financing activities of $2.0 million and $40.3 million in 2011 and 2010, respectively. The increase in cash flows used in financing activities was primarily due to the increased repurchase of our common stock in 2012 compared to 2011. The decrease in cash flows used in financing activities for 2011 compared to 2010 was primarily due to no prepayments on our long-term debt in 2011 and less common stock repurchased in 2011 compared to 2010.

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

The following table summarizes our significant contractual obligations and commercial commitments at December 29, 2012 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional details regarding these obligations are provided in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	In Fiscal
	2013	2014	2015	2016	2017	Thereafter	Total
	(in millions)
Long-term debt	$1.1	$67.1	$—	$—	$—	$—	$68.2
Interest on long-term debt(1)	0.8	0.4	—	—	—	—	1.2
Obligations under capital lease(2)	0.2	—	—	—	—	—	0.2
Operating leases(3)	8.9	7.0	5.6	4.4	3.4	11.7	41.0

Total financial obligations	11.0	74.5	5.6	4.4	3.4	11.7	110.6

Other contractual obligations(4)	5.8	8.2	7.0	5.3	7.8	25.6	59.7
Purchase obligations(5)	134.0	—	—	—	—	—	134.0

Total financial obligations and commitments	$150.8	$82.7	$12.6	$9.7	$11.2	$37.3	$304.3

(1)
The interest rate assumed was the rate in effect at December 29, 2012.

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

As of December 29, 2012, we had zero liabilities for unrecognized tax benefits and related interest and penalties (before federal and, if applicable, state effect). See Note 11, "Income Taxes," to the accompanying audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. We also have pension and postretirement benefit obligations included in other non-current liabilities, as further described in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The liabilities for pension and postretirement benefit obligations have not been included in the schedule of cash contractual obligations above because we cannot make a reasonably reliable estimate of the amount and period of related future payments of these liabilities.

We expect to contribute approximately $0.7 million to our pension and postretirement plans during 2013.

Off-balance sheet arrangements.    Our most significant off-balance sheet financing arrangements as of December 29, 2012 are non-cancelable operating lease agreements, primarily for our company-operated outlet stores, our corporate headquarters and our leased distribution centers located in Shannon, Ireland and Fayetteville, North Carolina. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

2012 Form 10-K    I    35

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

Foreign currency translation:    The functional currency for our consolidated foreign subsidiaries is their local currencies. Assets and liabilities of these subsidiaries are translated at the current exchange rates in effect at the balance sheet dates while net sales and expenses are translated at the average exchange rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Realized and unrealized gains and losses from foreign currency transactions are reflected in our consolidated statements of income within selling, general and administrative expenses.

Accounts receivable:    Accounts receivable consist primarily of amounts due from customers. We provide reserves for accounts receivable that may not be realized as a result of uncollectibility, sales returns, markdowns, and other customer allowances. Reserves are determined based on historical experience, credit quality, age of accounts receivable balances, and economic conditions that may affect a customer's ability to pay. We believe that our reserves provide reasonable assurance that such balances are reflected at net realizable value.

Inventories:    Inventories are stated at the lower of cost or market. The cost of wholesale inventory is based on standard costs, which approximate first-in, first-out (FIFO), while the cost of product acquired from third parties for sale through our retail segment is based on a weighted average cost method. We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional reserves may be required.

Goodwill and intangible assets:    Goodwill and other intangible assets with indefinite useful lives are evaluated by us for impairment on an annual basis, or more frequently if certain events occur or circumstances exist. We evaluated goodwill and intangible assets for impairment during the fourth quarter of 2012 and determined that no impairment exists and for goodwill, no reporting unit was at risk. We had no impairment losses during 2012, 2011 and 2010 and had zero cumulative impairment losses at December 29, 2012 and December 31, 2011.

We allocate our goodwill to our reporting units. In evaluating goodwill for impairment, we compare the fair value of the reporting unit to its carrying amount. If the fair value is less than the carrying amount, an impairment loss will be recorded to the extent that the implied fair value of the goodwill is less than its carrying amount. To determine the fair values, we use both a discounted cash flow approach and a market approach.

In reviewing intangible assets with indefinite useful lives for impairment, we compare the carrying amount of such asset to its fair value. We estimate the fair value using discounted cash flows expected from the use of the asset. When the estimated fair value is less than its carrying amount, an impairment loss will be recognized equal to the difference between the asset's fair value and its carrying amount. In addition, intangible assets with indefinite useful lives are reviewed for impairment whenever events such as product discontinuance or other changes in circumstances indicate that the carrying amount may not be recoverable.

36    I    Maidenform Brands, Inc.

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

Impairment of long-lived assets:    Long-lived assets, primarily property and equipment, and intangible assets with finite lives, are periodically reviewed and evaluated by us when events and circumstances indicate that the carrying amount of these assets may not be recoverable. For long-lived assets, this evaluation is based on the expected future undiscounted operating cash flows of the related assets. Should such evaluation result in us concluding that the carrying amount of long-lived assets are impaired, an appropriate write-down to their fair value will be recorded. We had no impairment losses during 2012 and 2011. Included in 2010 amortization expense is $1.4 million related to the impairment of an intangible asset, which we determined had no future benefit. At December 29, 2012 and December 31, 2011, we had $1.4 million of cumulative impairment losses.

Revenue recognition:    Net sales from the wholesale segment are recognized when the customer takes possession, at which time title and the risks and rewards of ownership pass to the customer and persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable, and payment is reasonably assured. In the case of sales by our retail operations, net sales are recognized at the time the customer takes possession of the merchandise at the point-of-sale in our stores, and for our internet sales, when the products are received by the customer. Reserves for sales returns, markdown allowances, cooperative advertising, discounts and other customer deductions are provided when sales are recorded or when the commitments are made.

Advertising expense:    All advertising-related production costs are charged to expense when the advertisement is first shown in media.

Stock-based compensation:    We have granted equity awards to our employees and non-employee directors in the form of stock options, stock appreciations rights, restricted stock, restricted stock units and performance shares. Stock-based compensation represents the cost related to these stock-based awards. We measure stock-based compensation cost at grant date, based on the estimated fair value of the awards, and recognize the cost as expense on a straight-line basis over the requisite service period (net of estimated forfeitures, where applicable). We determine the value of our option awards (stock options and stock appreciation rights) using a Black-Scholes option pricing model and the value of our restricted stock and restricted stock units using the quoted price of our common stock on the dates of grant. We determine the value of our performance shares using either the quoted price of our common stock on the dates of grant or a Monte Carlo simulation model, depending on the vesting provisions of the respective grants.

Both the Black-Scholes option pricing model and the Monte Carlo simulation model require various highly subjective assumptions. If any of the inputs or assumptions changes significantly, our stock-based compensation expense could be materially different in the future.

Income taxes:    We account for income taxes using the liability method which recognizes the amount of income tax payable or refundable for the current year and recognizes deferred tax liabilities and assets for the future tax consequences of the events that have been recognized in the financial statements or tax returns. For those uncertain tax positions where it is "more likely than not" that a tax benefit will be sustained, a tax benefit has been recorded. For those income tax positions where it is not "more likely than not" that a tax benefit will be sustained, no tax benefit has been recognized. Where applicable, associated interest and penalties are recorded. We routinely evaluate all deferred tax assets to determine the likelihood of their realization and record a valuation allowance if it is "more likely than not" that a deferred tax asset will not be realized. This assessment requires us to consider all available positive and negative evidence to determine whether, based on such evidence, it is "more likely than not" that our net deferred tax assets will be realized in future periods.

Accrued expenses:    Accrued expenses for health insurance, workers' compensation insurance, incentive compensation, professional fees, and other outstanding obligations are based on actual commitments. These estimates are updated periodically as additional information becomes available.

2012 Form 10-K    I    37

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Employee benefit plans:    We sponsor a defined contribution savings plan, a frozen defined benefit pension plan and other defined benefit post-retirement plans. The defined benefit pension plan and post-retirement plans require actuarial valuations to determine plan obligations and related periodic costs. We use independent actuaries to assist with these calculations. Plan valuations require economic assumptions, including expected rates of return on plan assets, discount rates to value plan obligations, employee demographic assumptions including mortality rates, and changes in health care costs. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions. Actual results that differ from the actuarial assumptions are reflected as unrecognized gains and losses. Unrecognized gains and losses that exceed 10% of the greater of the plan's projected benefit obligations or market value of assets are amortized to earnings over the estimated service life of the remaining plan participants.

Significant assumptions used in valuing our net obligation under our pension plan, under which retirement benefits were frozen as of January 1, 2007, are the expected long-term rates of return on plans assets and the discount rate used to determine the plan's projected benefit obligation. At December 29, 2012, we used a discount rate assumption of 4.0% based upon an index fund that closely matches our expected pension benefit payouts and a long-term rate of return assumption of 8.0% based on the investment return of our pension plan assets, which are primarily in equity securities. The long-term rate of return for our pension plan is established via a building block approach with proper consideration of diversification and rebalancing. Historical markets are studied and long-term historical relationships between equity and fixed income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital market assumptions are determined. We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The assets of our pension plan are held in pooled separate accounts and are invested in mutual funds consisting of a diversified blend of equity and fixed income securities. We use this investment approach in order to meet the plan's diversification and asset allocation goals. Furthermore, equity investments are diversified across domestic and foreign stocks, as well as growth, value, and small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies. We expect to contribute approximately $0.6 million to our pension plan in 2013.

Any future obligations under our plan not funded from investment returns on plan assets will be funded from cash flows from operations. The assumptions used in computing our net pension expense and projected benefit obligations have a significant impact on the amounts recorded.

A 0.25% change in the assumptions identified above would have had the following effects on the net periodic benefit expense and projected benefit obligation as of and for the year ended December 29, 2012.

	Increase		Decrease
	Discount Rate	Return on Plan Assets	Discount Rate	Return on Plan Assets
Net periodic benefit cost	$(0.1)	$(0.1)	$0.1	$0.1
Projected benefit obligation	(1.1)	—	1.2	—

See Note 7, "Benefit Plans," to the accompanying audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on rates and assumptions.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report their corresponding effect(s) on net income. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance is not anticipated to have an effect on our consolidated financial position, results of operations, or cash flows.

38    I    Maidenform Brands, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In July 2012, the FASB issued guidance related to testing indefinite-lived intangible assets for impairment. The guidance permits an entity to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not indefinite-lived intangible assets are impaired. The guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on our financial position, results of operations or cash flows.

In September 2011, the FASB issued guidance related to testing goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test prescribed under current accounting requirements. Otherwise, the two-step goodwill impairment test is not required. We adopted the guidance effective January 1, 2012. The adoption of this guidance did not have an impact on our financial position, results of operations or cash flows.

2012 Form 10-K    I    39

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk.    We do not believe that we have significant foreign currency transactional exposures. Our net sales for the years ended 2012, 2011 and 2010 in currencies other than U.S. dollars were approximately $35.4 million, $39.2 million and $34.3 million, respectively. During 2012, our net sales were unfavorably impacted by $1.8 million due to fluctuations in foreign currency exchange rates. During 2011 and 2010, our net sales were favorably impacted by $1.8 million and $0.3 million, respectively, due to fluctuations in foreign currency exchange rates. Most of our purchases are denominated in U.S. dollars. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

Interest rate risk.    From time to time, we manage our interest rate risk through the use of interest rate swaps. Our last swap contract matured in 2009. At December 29, 2012, our debt portfolio was comprised of variable-rate debt, with no portion hedged. We estimate that a 1% change in interest rates would have had a $0.7 million impact on our interest expense for 2012, 2011 and 2010.

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

40    I    Maidenform Brands, Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

2012 Form 10-K    I    41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Maidenform Brands, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Maidenform Brands, Inc. and its subsidiaries at December 29, 2012 and December 31, 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
March 8, 2013

42    I    Maidenform Brands, Inc.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 29, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$83,747	$68,041
Accounts receivable, net	72,538	54,517
Inventories	119,015	113,200
Deferred income taxes	15,081	15,357
Prepaid expenses and other current assets	15,089	14,310

Total current assets	305,470	265,425
Property and equipment, net	31,347	29,497
Goodwill	7,162	7,162
Intangible assets, net	91,789	92,765
Other non-current assets	183	386

Total assets	$435,951	$395,235

Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$1,100	$1,100
Accounts payable	53,050	38,425
Accrued expenses and other current liabilities	21,882	24,967

Total current liabilities	76,032	64,492
Long-term debt	67,125	67,950
Deferred income taxes	26,927	25,108
Other non-current liabilities	11,583	14,497

Total liabilities	181,667	172,047

Commitments and contingencies (Note 6 and 12)
Stockholders' equity
Preferred stock—$0.01 par value; 10,000,000 shares authorized and none issued and outstanding	—	—
Common stock—$0.01 par value; 100,000,000 shares authorized; 24,399,732 shares issued and 22,754,212 outstanding at December 29, 2012 and 24,399,732 shares issued and 22,922,969 outstanding at December 31, 2011	244	244
Additional paid-in capital	80,628	78,362
Retained earnings	213,423	181,227
Accumulated other comprehensive loss	(8,647)	(8,301)
Treasury stock, at cost (1,645,520 shares at December 29, 2012 and 1,476,763 shares at December 31, 2011)	(31,364)	(28,344)

Total stockholders' equity	254,284	223,188

Total liabilities and stockholders' equity	$435,951	$395,235

The accompanying notes are an integral part of these consolidated financial statements.

2012 Form 10-K    I    43

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	For the Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Net sales	$600,277	$606,327	$556,709
Cost of sales	414,796	414,900	356,364

Gross profit	185,481	191,427	200,345
Selling, general and administrative expenses	133,193	132,202	123,982
Litigation settlement	—	6,750	—

Operating income	52,288	52,475	76,363
Interest expense, net	1,086	969	1,054

Income before provision for income taxes	51,202	51,506	75,309
Income tax expense	17,743	18,314	30,029

Net income	$33,459	$33,192	$45,280

Basic earnings per common share	$1.45	$1.45	$1.99

Diluted earnings per common share	$1.43	$1.42	$1.94

Basic weighted average number of shares outstanding	23,012,012	22,855,196	22,737,207

Diluted weighted average number of shares outstanding	23,388,482	23,332,405	23,383,311

The accompanying notes are an integral part of these consolidated financial statements.

44    I    Maidenform Brands, Inc.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Net income	$33,459	$33,192	$45,280
Other comprehensive loss, before tax:
Foreign currency translation adjustments	430	(641)	(326)
Adjustments to benefit plans	(1,083)	(5,618)	(879)

Other comprehensive loss, before tax	(653)	(6,259)	(1,205)
Income tax benefit related to items of other comprehensive loss(1)	(307)	(2,176)	(372)

Other comprehensive loss, net of tax	(346)	(4,083)	(833)

Comprehensive income	$33,113	$29,109	$44,447

(1)
Tax benefit provided relates to benefit plan deferrals.

The accompanying notes are an integral part of these consolidated financial statements.

2012 Form 10-K    I    45

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
			Additional Paid-in Capital	Retained Earnings				Total Stockholders' Equity
	Shares	$				Shares	$
Balance at January 2, 2010	23,981,108	$240	$66,574	$112,419	$(3,385)	(639,664)	$(9,017)	$166,831
Stock-based compensation			3,033					3,033
Purchase of common stock for treasury						(1,593,675)	(32,352)	(32,352)
Equity award activity	418,638	4	6,484	(9,058)		615,333	11,273	8,703
Comprehensive income				45,280	(833)			44,447

Balance at January 1, 2011	24,399,746	244	76,091	148,641	(4,218)	(1,618,006)	(30,096)	190,662
Stock-based compensation			4,048					4,048
Purchase of common stock for treasury	(14)	—				(73,397)	(1,961)	(1,961)
Equity award activity	—	—	(1,777)	(606)		214,640	3,713	1,330
Comprehensive income				33,192	(4,083)			29,109

Balance at December 31, 2011	24,399,732	244	78,362	181,227	(8,301)	(1,476,763)	(28,344)	223,188
Stock-based compensation			4,876					4,876
Purchase of common stock for treasury						(364,371)	(6,534)	(6,534)
Equity award activity	—	—	(2,610)	(1,263)		195,614	3,514	(359)
Comprehensive income				33,459	(346)			33,113

Balance at December 29, 2012	24,399,732	$244	$80,628	$213,423	$(8,647)	(1,645,520)	$(31,364)	$254,284

The accompanying notes are an integral part of these consolidated financial statements.

46    I    Maidenform Brands, Inc.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Cash flows from operating activities
Net income	$33,459	$33,192	$45,280
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,351	4,706	3,654
Amortization of intangible assets	1,101	1,090	1,111
Amortization of deferred financing costs	181	178	202
Stock-based compensation	4,876	4,048	3,033
Deferred income taxes	1,702	1,317	2,604
Excess tax benefits related to stock-based compensation	(896)	(1,075)	(7,719)
Bad debt expense	(56)	47	(437)
Other non-cash items	245	43	1,176
Net changes in operating assets and liabilities
Accounts receivable	(17,633)	(13,754)	1,753
Inventories	(5,210)	(24,753)	(11,769)
Prepaid expenses and other current and non-current assets	2,053	(3,525)	217
Accounts payable	14,595	7,779	(12,751)
Accrued expenses and other current and non-current liabilities	(3,852)	(2,004)	(280)
Income taxes payable	(4,198)	(2,927)	5,242

Net cash provided by operating activities	31,718	4,362	31,316

Cash flows from investing activities
Capital expenditures	(7,307)	(8,585)	(6,884)

Net cash used in investing activities	(7,307)	(8,585)	(6,884)

Cash flows from financing activities
Term loan repayments	(825)	(1,100)	(17,100)
Payments of capital lease obligations	(306)	(283)	(92)
Purchase of common stock for treasury	(6,534)	(1,961)	(32,352)
Financing fees paid	(250)	—	—
Proceeds from stock options exercised	672	1,545	2,460
Excess tax benefits related to stock-based compensation	896	1,075	7,719
Payments of employee withholding taxes related to equity awards	(1,755)	(1,288)	(898)

Net cash used in financing activities	(8,102)	(2,012)	(40,263)
Effects of exchange rate changes on cash and cash equivalents	(603)	1,055	(107)

Net increase (decrease) in cash and cash equivalents	15,706	(5,180)	(15,938)
Cash and cash equivalents
Beginning of year	68,041	73,221	89,159

End of year	$83,747	$68,041	$73,221

Supplementary disclosure of cash flow information
Cash paid during the year
Interest	$914	$973	$988

Income taxes	$19,828	$19,331	$21,965

Supplemental schedule of non-cash investing and financing activities
Treasury stock issued related to equity award activity	$5,269	$5,001	$12,126

Equipment acquired with capital lease obligations	$—	$—	$603

The accompanying notes are an integral part of these consolidated financial statements.

2012 Form 10-K    I    47

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

1. Nature of Operations

Maidenform Brands, Inc. and its subsidiaries (the "Company," "we," "us" or "our") design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell through multiple distribution channels including department stores and national chain stores (including third-party distributors and independent stores), mass merchants (including warehouse clubs), and other (including specialty retailers, off-price retailers and licensees). In addition, we operated 77 retail outlet stores as of December 29, 2012 and 74 retail outlet stores as of December 31, 2011, and sell products on our websites.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Maidenform Brands, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reporting periods. The more significant estimates and assumptions are those used in determining accounts receivable and inventory reserves, benefit plan liabilities, income taxes, accrued expenses and goodwill and intangible impairment analyses. Actual results could ultimately differ from these estimates.

Fiscal Reporting Period

We report our annual results of operations based on a fiscal period comprised of 52 or 53 weeks. Our fiscal years 2012, 2011 and 2010 had 52 weeks. Our fiscal years 2012, 2011 and 2010 ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively. Unless otherwise stated, references to years in the financial statements refer to fiscal years.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these instruments. The carrying amount of long-term debt at December 29, 2012 and December 31, 2011 approximates fair value as a result of the variable interest rates being accrued and paid on our debt.

Foreign Currency Translation

The functional currency for our consolidated foreign subsidiaries is their local currencies. Assets and liabilities of these subsidiaries are translated at the current exchange rates in effect at the balance sheet dates while net sales and expenses are translated at the average exchange rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Realized and unrealized gains and losses from foreign currency transactions are reflected in our consolidated statements of income. Gains and losses on foreign currency transactions amounted to gains of $837 for 2012, losses of $1,212 for 2011 and gains of $238 for 2010, and are included in selling, general and administrative expenses.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents.

48    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable

Accounts receivable consists primarily of amounts due from customers. We provide reserves for accounts receivable that may not be realized as a result of uncollectibility, sales returns, markdowns, and other customer allowances. Reserves are determined based on actual commitments, historical experience, credit quality, age of accounts receivable balances, and existing economic conditions. Reserves provided for accounts receivable aggregated $21,131 and $20,157 at December 29, 2012 and December 31, 2011, respectively. Included in the reserves provided for accounts receivable are reserves for doubtful accounts of $586 in 2012 and 2011, respectively. We believe these reserves provide reasonable assurance that such balances are reflected at net realizable value.

Inventories

Inventories are stated at the lower of cost or market. The cost of wholesale inventory is based on standard costs, which approximate first-in, first-out (FIFO), while the cost of product acquired from third parties for sale through our retail segment is based on a weighted average cost method. Inventories at December 29, 2012 and December 31, 2011 consist of finished goods inventory.

Property and Equipment, net

Property and equipment, net, is stated at cost less accumulated depreciation. Equipment under capital leases and related obligations are recorded at an amount equal to the present value of future minimum lease payments computed on the basis of our incremental borrowing rate or, when known, the interest rate implicit in the lease. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful lives of the respective assets or the term of the applicable lease and capital leases are depreciated over the term of the applicable lease or the estimated useful life of the assets, whichever is applicable.

Useful lives for property and equipment are established for each common asset class and are based on our historical experience:

Buildings and building improvements	10-40 years
Machinery and equipment	3-12 years
Furniture, fixtures and technology	5-12 years
Leasehold improvements	Lesser of initial lease term or estimated useful life

We have capitalized certain costs incurred in connection with the development of internal-use software, including the implementation of an enterprise resource planning system. The software costs include significant purchases of software and internal and external costs incurred during the application development stages. We also capitalize interest on internal software development projects.

Repairs and maintenance are expensed as incurred. When fixed assets are sold or otherwise disposed, the original costs of the assets and the related accumulated depreciation and any resulting profit or loss is credited or charged to earnings.

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

Goodwill and Intangible Assets

Goodwill and other intangible assets with indefinite useful lives are evaluated by us for impairment on an annual basis, or more frequently if certain events occur or circumstances exist. We evaluated our goodwill and intangible assets for

2012 Form 10-K    I    49

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

impairment during the fourth quarter of 2012 and determined that no impairment exists and for goodwill, no reporting unit was at risk. We had no impairment losses during 2012, 2011 and 2010, and had zero cumulative impairment losses at December 29, 2012 and December 31, 2011.

We allocate our goodwill to our reporting units. In evaluating goodwill for impairment, we compare the fair value of the reporting unit to its carrying amount. If the fair value is less than the carrying amount, an impairment loss will be recorded to the extent that the implied fair value of the goodwill is less than its carrying amount. To determine the fair values, we use both a discounted cash flow approach and a market approach.

In reviewing intangible assets with indefinite useful lives for impairment, we compare the carrying amount of such asset to its fair value. We estimate the fair value using discounted cash flows expected from the use of the asset. When the estimated fair value is less than its carrying amount, an impairment loss will be recognized equal to the difference between the asset's fair value and its carrying amount. In addition, intangible assets with indefinite useful lives are reviewed for impairment whenever events such as product discontinuance or other changes in circumstances indicate that the carrying amount may not be recoverable.

The performance of the goodwill and intangible asset impairment tests are subject to significant judgment in determining the estimation of future cash flows, discount rates, and other assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value and impairment of goodwill and intangible assets.

Impairment of Long-lived Assets

Long-lived assets, primarily property and equipment, and intangible assets with finite lives, are periodically reviewed and evaluated by us when events and circumstances indicate that the carrying amount of these assets may not be recoverable. This evaluation is based on the expected future undiscounted operating cash flows of the related assets. Should such evaluation result in us concluding that the carrying amount of long-lived assets has been impaired, an appropriate write-down to their fair value would be recorded. We had no impairment losses during 2012 and 2011. During 2010, we recorded a non-cash impairment charge of $1,432 to reduce the net carrying value of certain finite lived intangible assets, which we determined had no future benefit. At December 29, 2012 and December 31, 2011, we had $1,432 of cumulative impairment losses.

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

50    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Benefit Plans

The net periodic benefit costs associated with our defined benefit pension plan is determined using assumptions regarding the benefit obligation and the market-related value of plan assets as of the beginning of each year. We have elected to use a market-related value of plan assets to calculate the expected return on assets in net periodic benefit costs. The market related value of plan assets is equal to the fair value.

Revenue Recognition

Net sales from our wholesale operations are recognized when the customer takes possession, at which time title and the risks and rewards of ownership pass to the customer and persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable, and payment is reasonably assured. Reserves for sales returns, markdown allowances, cooperative advertising, discounts and other customer deductions are provided when net sales are recorded or when the commitments are made. In the case of sales by our retail operations, net sales are recognized at the time the customer takes possession of the merchandise at the point-of-sale in our stores, and for our internet sales, when the products are received by the customer.

Royalties and License Fees

We license certain of our trademarks including Maidenform, Sweet Nothings, Self Expressions and others to qualified companies for use on intimate apparel, sleepwear, swimwear and other products. These royalties are recorded as earned, based upon the sale of licensed products by our licensees. Royalty income included in net sales amounted to $2,449, $2,968 and $3,219 for 2012, 2011 and 2010, respectively.

Shipping and Handling Expense

Shipping and handling expenses incurred in connection with our distribution centers include shipping supplies, related labor costs, third-party shipping costs, and certain distribution overheads. Such costs are generally absorbed by us and are included in selling, general and administrative expenses. These costs amounted to $22,648, $20,536 and $16,022 for 2012, 2011 and 2010, respectively.

With respect to the freight component of our shipping and handling costs, most customers arrange for the shipping of our product and pay the related freight costs directly to third-party freight carriers. However, in limited circumstances, we arrange and pay the freight for these customers and bill them for this service and these amounts are immaterial.

Advertising Expense

All advertising-related production costs are charged to expense when the advertisement is first shown in media. Production costs included in prepaid expenses and other current assets were $1,166 and $918 at December 29, 2012 and December 31, 2011, respectively. Advertising expense included in selling, general and administrative expenses was $11,337, $10,564 and $9,944 for 2012, 2011 and 2010, respectively.

Stock-based Compensation

We measure stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognize the cost as expense on a straight-line basis over the requisite service period (net of estimated forfeitures, where applicable). We determine the value of our option awards (stock options and stock appreciation rights) using a Black-Scholes option pricing model and the value of our restricted stock and restricted stock units using the quoted price of our common stock on the dates of grant. We determine the value of our performance shares using either the quoted price of our common stock on the dates of grant or a Monte Carlo simulation model, depending on the vesting provisions of the respective grants.

See Note 9, "Stock-based Compensation," for additional information regarding our stock-based compensation plans.

2012 Form 10-K    I    51

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

For those uncertain tax positions where it is "more likely than not" that a tax benefit will be sustained, a tax benefit has been recorded. For those income tax positions where it is not "more likely than not" that a tax benefit will be sustained, no tax benefit has been recognized. Where applicable, associated interest and penalties are recorded. We routinely evaluate all deferred tax assets to determine the likelihood of their realization and record a valuation allowance if it is "more likely than not" that a deferred tax asset will not be realized. This assessment requires us to consider all available positive and negative evidence to determine whether, based on such evidence, it is "more likely than not" that our net deferred tax assets will be realized in future periods. See Note 11, "Income Taxes," for additional information regarding income taxes.

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

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report their corresponding effect(s) on net income. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance is not anticipated to have an effect on our consolidated financial position, results of operations, or cash flows.

In July 2012, the FASB issued guidance related to testing indefinite-lived intangible assets for impairment. The guidance permits an entity to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not indefinite-lived intangible assets are impaired. The guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on our financial position, results of operations or cash flows.

In September 2011, the FASB issued guidance related to testing goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test prescribed under current accounting requirements. Otherwise, the two-step goodwill impairment test is not required. We adopted the guidance effective January 1, 2012. The adoption of this guidance did not have an impact on our financial position, results of operations or cash flows.

52    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Property and Equipment

Property and equipment at December 29, 2012 and December 31, 2011 consist of the following:

	December 29, 2012	December 31, 2011
Land	$550	$550
Buildings and building improvements	6,853	6,853
Machinery and equipment	4,866	4,792
Furniture, fixtures and technology	31,197	24,869
Construction-in-progress	3,412	4,698
Leasehold improvements	11,014	10,658

	57,892	52,420
Less—accumulated depreciation and amortization	(26,545)	(22,923)

	$31,347	$29,497

Construction-in-progress at December 29, 2012 and December 31, 2011, mainly consist of costs related to information technology upgrades, primarily the implementation of an enterprise resource planning system which is being phased in, and the implementation of retail systems which were placed into service during the second half of 2012.

Depreciation and amortization expense included in selling, general and administrative expenses and cost of sales is $5,351, $4,706 and $3,654 for 2012, 2011 and 2010, respectively.

As of December 29, 2012 and December 31, 2011, included in property and equipment are assets under capital leases which were comprised of office equipment and are set forth in the following table:

	December 29, 2012	December 31, 2011
Furniture, fixtures and technology	$1,073	$1,073
Less—accumulated depreciation and amortization	(771)	(705)

	$302	$368

4. Goodwill and Other Intangible Assets

Our goodwill and certain trademarks have been deemed to have indefinite lives and are not amortizable. Our licensing agreements and certain trademarks that do not have indefinite lives are being amortized on a straight-line basis over 15 to 25 years.

Components of our intangible assets by segment at December 29, 2012 consist of the following:

	Wholesale		Retail		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Trademarks	$16,849	$7,770	$1,074	$604	$17,923	$8,374
Royalty licenses	8,318	2,868	—	—	8,318	2,868
Patent	325	11	—	—	325	11

	$25,492	$10,649	$1,074	$604	$26,566	$11,253

Non-amortizing intangible assets
Trademarks	$64,600		$11,876		$76,476

2012 Form 10-K    I    53

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of our intangible assets by segment at December 31, 2011 consist of the following:

	Wholesale		Retail		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Trademarks	$16,849	$7,078	$1,074	$533	$17,923	$7,611
Royalty licenses	8,318	2,541	—	—	8,318	2,541
Patent	200	—	—	—	200	—

	$25,367	$9,619	$1,074	$533	$26,441	$10,152

Non-amortizing intangible assets
Trademarks	$64,600		$11,876		$76,476

Our non-amortizing intangible assets consist of trademarks for Maidenform and Flexees, as it is expected that these trademarks will contribute to cash flows indefinitely. These trademarks have been in existence for many years and there is no foreseeable limit on the period of time over which they are expected to contribute cash flows. Aggregate amortization expense related to intangible assets was $1,101, $1,090 and $2,543 for 2012, 2011 and 2010, respectively. Included in our 2010 amortization expense is $1,432 related to the impairment of an intangible asset, which we determined had no future benefit.

Estimated amortization expense for the next five years beginning with 2013 is as follows:

2013	$1,108
2014	1,108
2015	1,108
2016	1,108
2017	1,108

Components of our goodwill by segment at December 29, 2012 and December 31, 2011 consist of the following:

	Wholesale	Retail	Total
Goodwill	$6,754	$408	$7,162

5. Debt

	December 29, 2012	December 31, 2011
Long-term debt
Term loan facility	$68,225	$69,050
Current maturities of long-term debt	1,100	1,100

Non-current portion of long-term debt	$67,125	$67,950

In June 2007, we entered into a credit facility, consisting of a 7-year, $100,000 amortizing first lien term loan and a 5-year, $50,000 revolving loan facility. In March 2012, we entered into an amendment and modification agreement to our credit facility pursuant to which among other things, we extended the maturity date of our revolving loan by two years to June 2014.

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

54    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional fees are payable under the credit facility including (i) a fee on outstanding letters of credit equal to the margin over the London Interbank Offered Rate ("LIBOR") applicable to the revolving loan, (ii) a letter of credit fronting fee equal to 0.25% per annum on the daily amount available to be drawn under outstanding letters of credit and (iii) an unused line fee on the maximum principal amount undrawn under the revolving loan ranging from 0.15% to 0.35% determined quarterly based on our leverage ratio of the preceding four fiscal quarters.

The credit facility contains affirmative and restrictive covenants, including: (a) maintenance of a minimum fixed charge coverage ratio, (b) maintenance of a maximum leverage ratio, (c) limitations on consolidated capital expenditures, (d) limitations on the incurrence of indebtedness and liens, (e) limitations on investments/acquisitions and (f) restrictions on payments between us and our subsidiaries. Our subsidiaries are restricted from, directly or indirectly, declaring, ordering, paying, making or setting apart any sum for any payment. Our subsidiaries may, however, make payments to us to the extent necessary to permit us to (a) pay taxes and fees required to maintain our existence, (b) pay general administrative costs and expenses, (c) repurchase shares of our capital stock from the employees of our subsidiaries, and (d) repurchase our capital stock. In addition, subject to specified exceptions and limitations and reinvesting options, partial prepayments of outstanding loans may be required with the proceeds of asset sales, sales of equity and debt securities, and with certain insurance and condemnation proceeds. We were in compliance with all of the above covenants at December 29, 2012 and December 31, 2011.

At December 29, 2012, we had $68,225 outstanding under our term loan, and $0 outstanding with approximately $49,325 available for borrowings under the revolving loan, after giving effect to $675 of outstanding letters of credit. Principal payments on the term loan are payable in quarterly installments of $275 with all remaining amounts due in 2014. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such payments applied to scheduled principal payments in inverse order of their maturity. We made no voluntary prepayments on the term loan during 2012 and 2011. At December 31, 2011, we had $69,050 outstanding under our term loan, and $0 outstanding with approximately $49,325 available for borrowings under the revolving loan, after giving effect to $675 of outstanding letters of credit.

At December 29, 2012 and December 31, 2011, borrowings under the term loan bear interest, at our option, at LIBOR plus 1.0%, or at the base rate. Borrowings under the revolving loan bear interest, at our option, at LIBOR plus 0.75%, or at the base rate. The LIBOR margin and the base rate margin will be determined quarterly based on our leverage ratio of the preceding four fiscal quarters.

Our highest level of debt outstanding for 2012 and 2011 were $69,050 and $70,150, respectively, at an average interest rate of approximately 1.2% in both years. For 2012, 2011 and 2010, amortization of financing costs included in interest expense was $181, $178 and $202, respectively.

Payments due on our long-term debt during each of the five years subsequent to December 29, 2012, are as follows:

2013	$1,100
2014	67,125

6. Leases

We lease our warehouses, retail outlet stores, a showroom, office facilities and equipment under non-cancelable leases which expire on various dates through 2024. In addition to minimum rentals, certain operating leases provide for annual rent increases for real estate taxes, maintenance and inflation. Several of our operating leases contain renewal options and contingent rental payments based on individual store sales.

2012 Form 10-K    I    55

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum annual lease obligations under non-cancelable leases at December 29, 2012 are as follows:

	Operating Leases	Capital Lease Obligations	Total
2013	$8,939	$221	$9,160
2014	6,994	17	7,011
2015	5,559	—	5,559
2016	4,387	—	4,387
2017	3,360	—	3,360
2018 and thereafter	11,718	—	11,718

Total minimum lease payments	$40,957	238	$41,195

Less amount representing interest		1

Present value of minimum lease payments		237
Current maturities of minimum lease payments		220

Non-current portion of minimum lease payments		$17

Total rent expense included in selling, general and administrative expenses under operating leases, exclusive of property taxes and other property related expenses charged to earnings, was $10,248, $9,816 and $8,917 for 2012, 2011 and 2010, respectively.

7. Benefit Plans

Pension Plan

We sponsor a defined benefit pension plan, the Maidenform, Inc. Retirement Plan (the "Retirement Plan"), covering substantially all eligible employees not covered by the union plans described below. Effective January 1, 2007, the Retirement Plan was frozen for current participants and closed to new entrants. If we choose to terminate the Retirement Plan, we will recognize a one-time settlement loss or gain depending on the funded status at the time of termination. There is no requirement to terminate the Retirement Plan.

Obligations and Funded Status

	December 29, 2012	December 31, 2011
Changes in benefit obligation
Benefit obligation, beginning of year	$26,485	$21,831
Interest cost	1,169	1,183
Assumption changes	2,119	4,147
Actuarial (gain) loss	(110)	89
Benefits paid	(850)	(765)

Benefit obligation, end of year	$28,813	$26,485

Change in plan assets
Fair value of plan assets, beginning of year	$18,028	$17,823
Return on plan assets	1,956	43
Employer contributions	678	1,001
Plan expenses	(112)	(74)
Benefits paid	(850)	(765)

Fair value of plan assets, end of year	$19,700	$18,028

Funded status and net amount recognized
Plan assets less than benefit obligation	$(9,113)	$(8,457)

Net amounts recognized in other non-current liabilities	$(9,113)	$(8,457)

56    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts recognized in other comprehensive loss consist of a pretax net loss of $1,037 and $5,558 at December 29, 2012 and December 31, 2011, respectively. Amounts recognized in accumulated other comprehensive loss at December 29, 2012 and December 31, 2011 consists of a pretax net loss of $12,464 and $11,427, respectively. The estimated net loss that is expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2013 is $632.

	For the Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Components of net periodic benefit cost (income)
Interest cost	$1,169	$1,183	$1,172
Expected return on plan assets	(1,444)	(1,523)	(1,381)
Amortization of net loss	572	232	190

Net periodic benefit cost (income)	$297	$(108)	$(19)

Assumptions

Weighted average assumptions used to determine benefit obligations:

	2012	2011
Discount rate	4.00%	4.50%

We use the Citigroup Pension Liability Index rate to determine the discount rate as it closely matches our expected pension benefit payouts.

Weighted average assumptions used to determine net periodic benefit cost:

	2012	2011	2010
Discount rate	4.5%	5.5%	6.0%
Expected return on plan assets	8.0%	8.5%	8.5%

The long-term rate of return for our Retirement Plan is established via a building block approach with proper consideration of diversification and rebalancing. Historical markets are studied and long-term historical relationships between equity and fixed-income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital market assumptions are determined.

Plan Assets

We employ a total return on investment approach whereby a mix of equities and fixed-income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The assets of the Retirement Plan are held in pooled-separate accounts and are invested in mutual funds consisting of a diversified blend of equity and fixed income securities. We use this investment approach in order to meet the Retirement Plan's diversification and asset allocation goals. Furthermore, equity investments are diversified across domestic and foreign stocks, as well as growth, value, and small and large capitalizations. Investments risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.

Weighted average asset allocations for the Retirement Plan at December 29, 2012 and December 31, 2011 and the targeted asset allocation for 2013 by asset category are as follows:

	2013 Targeted	2012	2011
Equity securities	60%	63%	59%
Fixed income securities	40	37	41

	100%	100%	100%

2012 Form 10-K    I    57

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurements at December 29, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Separate investments accounts
International Value (Thornburg)	$—	$1,072	$—	$1,072
Adv Capital Growth (WlsFrgo)	—	1,975	—	1,975
Sel Sm Cp Gr (W&R/Wllngtn/Tmbrln)	—	999	—	999
Premier Core Bond (Babson)	—	1,964	—	1,964
Prem Short-Duration Bond (Babson)	—	4,853	—	4,853
Select Fundamental Val (Wellington)	—	1,031	—	1,031
Sel Blue Chip Gr II (T. Rowe Price)	—	1,009	—	1,009
Select Focused Value (Harris)	—	1,072	—	1,072
Sel SmCoVal (Fed Clov/TRP/ERNST)	—	1,043	—	1,043
Premier Disciplined Val (Babson)	—	2,072	—	2,072
Adv Spec Mid Cap Val (Wells Fargo)	—	1,078	—	1,078
Mid Cap Value (Perkins)	—	1,016	—	1,016
Premier Money Market (Babson)	—	516	—	516

	$—	$19,700	$—	$19,700

	Fair Value Measurements at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Separate investments accounts
International Value (Thornburg)	$—	$806	$—	$806
Adv Capital Growth (WlsFrgo)	—	1,731	—	1,731
Select Sm Cap Gr (W&R/Wellington)	—	825	—	825
Premier Core Bond (Babson)	—	2,060	—	2,060
Prem Short-Duration Bond (Babson)	—	4,969	—	4,969
Select Fundamental Val (Wellington)	—	898	—	898
Sel Blue Chip Gr II (T. Rowe Price)	—	929	—	929
Select Focused Value (Harris)	—	908	—	908
Sel SmCoVal (Fed Clov/TRP/ERNST)	—	872	—	872
Premier Enh Index Value (Babson)	—	1,828	—	1,828
Adv Spec Mid Cap Val (Wells Fargo)	—	893	—	893
Mid Cap Value (Perkins)	—	889	—	889
Premier Money Market (Babson)	—	420	—	420

	$—	$18,028	$—	$18,028

Cash Flows

Contributions

We expect to contribute approximately $605 to the Retirement Plan in 2013, relating to the 2012 plan year, based upon the current funded status and expected asset return assumptions.

58    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated future benefit payments

Benefit payments are expected to be paid as follows:

2013	$912
2014	982
2015	1,008
2016	1,069
2017	1,114
2018-2022	6,462

Other Benefit Plans

We also sponsor a defined contribution savings plan. Our Maidenform, Inc. Savings Plan, as amended (the "401(k) Plan"), operates pursuant to Section 401(k) of the Internal Revenue Code and covers substantially all eligible employees not covered by the multiemployer union pension plan described below. We will make a qualified matching contribution in an amount equal to 50% of the participant's contribution not to exceed 4% of the participant's pre-tax compensation. During 2012, 2011 and 2010, we contributed $499, $447 and $473, respectively.

We also sponsor other post-retirement plans and our contributions to these plans amounted to $67, $94 and $94 for 2012, 2011 and 2010, respectively.

We also make contributions to multiemployer plans that provide defined pension benefits and health and welfare benefits to our unionized employees represented by Worker's United. The risks of participating in multiemployer plans are different from single-employer plans as assets contributed to the multiemployer plans by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers and if we choose to stop participating in some of our multiemployer plans we may be required to pay those plans an amount based on the underfunded status of the plan. We do not deem our participation in these multiemployer plans to be significant to us, both individually and in the aggregate. The contributions for the multiemployer defined benefit pension plans amounted to $402, $388 and $325 for 2012, 2011 and 2010, respectively. The contributions for the health and welfare plans, including a prescription drug program, amounted to $2,038, $1,820 and $1,506 for 2012, 2011 and 2010, respectively.

8. Stockholders' Equity

In February 2010, the board of directors authorized a $37,526 increase in our stock repurchase authorization, raising the total repurchase capacity to $50,000. Our credit facility was amended to permit the increased stock repurchase, subject to certain restrictions and limitations set forth in the amendment to our credit facility. Our stock repurchase program allows us to repurchase our shares from time to time pursuant to existing rules and regulations and other parameters approved by the board of directors.

During 2012, we repurchased $6,534 of common stock at an average price per share of $17.93. During 2011, we repurchased $1,961 of common stock at an average price per share of $26.72. During 2010, we repurchased $32,352 of common stock at an average price per share of $20.30.

We had $9,153 remaining available under our stock repurchase program at December 29, 2012.

9. Stock-based Compensation

Under our Maidenform Brands, Inc. 2009 Omnibus Incentive Plan, as amended (the "Plan"), we may grant to employees, consultants and non-employee directors stock options, stock appreciation rights, restricted stock, performance shares, other stock based awards and performance-based cash awards. The Plan provides for a variety of vesting dates with the majority of the awards vesting ratably over the first four years of the grants and expiring seven years after the date of grant. At December 29, 2012, a total of 4,118,298 shares were available for future grants under the Plan.

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

2012 Form 10-K    I    59

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options

We grant stock options and stock appreciation rights (collectively, "Options") to our executives and other senior management. The following table presents the weighted average fair values and assumptions used in valuing Options granted during 2012, 2011 and 2010:

	For the Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Weighted average fair value	$9.27	$9.44	$7.11
Assumptions used:
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.59% – 0.84%	0.69% – 2.16%	2.47% – 2.49%
Expected life (years)	5	4 & 5	5
Volatility	50.09%	48.33% – 50.60%	46.21%
Weighted average market price on date of grant	$21.23	$22.20	$16.45

The aggregate fair value of Options on the grant dates were $1,195, $1,476 and $897 for Options granted during 2012, 2011 and 2010, respectively. We recorded compensation expense related to Options, which represents the amortization of the fair value of the Options issued, of approximately $1,004, $729 and $617 for 2012, 2011 and 2010, respectively.

At December 29, 2012, the aggregate intrinsic value of Options outstanding and Options exercisable was $2,458 and $2,249, respectively. The aggregate intrinsic value of Options exercised was $425, $2,069 and $19,393 during 2012, 2011 and 2010, respectively. The intrinsic value of an Option is the amount by which the market value of the underlying stock exceeds the exercise price of the Option.

The following table summarizes Options outstanding and exercisable at December 29, 2012:

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number	Weighted Average Remaining Contract Life	Weighted Average Exercise Price
$1.82	13,314	1.5 years	$1.82	13,314	1.5 years	$1.82
3.64	48,259	1.6 years	3.64	48,259	1.6 years	3.64
9.16 – 11.17	72,550	1.6 years	10.57	70,016	1.5 years	10.62
12.75 – 17.00	234,528	3.2 years	15.45	177,796	3.0 years	15.19
18.44 – 27.14	342,165	5.0 years	21.18	110,796	3.0 years	20.10

	710,816	3.8 years		420,181	2.5 years

Changes in Options outstanding are summarized as follows:

	For the Years Ended
	December 29, 2012		December 31, 2011		January 1, 2011
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Options outstanding, beginning of year	680,311	$15.55	696,004	$13.83	1,566,032	$6.81
Granted	128,942	21.23	156,358	22.20	126,149	16.45
Cancelled or forfeited	(24,458)	19.51	(12,487)	17.74	(15,146)	15.78
Exercised	(73,979)	13.52	(159,564)	14.43	(981,031)	2.93

Options outstanding, end of year	710,816	$16.65	680,311	$15.55	696,004	$13.83

Options exercisable, end of year	420,181	$13.97

60    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock

We grant restricted stock and restricted stock units (collectively, "Restricted Stock") to our board of directors, executive officers and other employees. The aggregate fair value of shares of Restricted Stock on their respective grant dates was $1,765, $2,317 and $1,621 for shares of Restricted Stock granted during 2012, 2011 and 2010, respectively. We recorded compensation expense related to Restricted Stock, which represents the amortization of fair value of the awards issued, of approximately $2,815, $2,562 and $2,282 for 2012, 2011 and 2010, respectively.

The aggregate intrinsic value of Restricted Stock lapsed was $4,808, $3,493 and $2,503 during 2012, 2011 and 2010, respectively.

Changes in Restricted Stock outstanding are summarized as follows:

	For the Years Ended
	December 29, 2012		December 31, 2011		January 1, 2011
	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value
Restricted Stock outstanding, beginning of year	549,691	$13.13	593,906	$11.50	628,626	$10.78
Granted	83,767	21.07	98,099	23.62	94,565	17.14
Forfeited	(19,367)	18.77	(11,760)	14.31	(18,842)	12.64
Vested	(215,410)	12.90	(130,554)	13.51	(110,443)	12.01

Restricted Stock outstanding, end of year	398,681	$14.65	549,691	$13.13	593,906	$11.50

Performance Shares

We grant performance-based restricted stock ("Performance Shares") to our executive officers, under which they are entitled to receive shares of our common stock contingent upon the achievement of performance goals, which are generally measured over a three-year period. The number of shares of common stock a participant receives can be increased (up to 200 percent of the original grant) or reduced (down to zero) based on the level of achievement of the performance goals and will vest at the end of the three-year period.

We have granted Performance Shares with performance conditions and Performance Shares with market conditions. The fair value of the Performance Shares subject to the performance conditions is determined based on the quoted price of our common stock on the dates of grant. The fair value of Performance Shares subject to market conditions is determined using a Monte Carlo simulation model. The following table presents the weighted average fair values and assumptions used in valuing Performance Shares granted during 2012, 2011 and 2010:

	For the Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Grants with performance conditions
Weighted average fair value	$21.20	$26.00	$16.33
Grants with market conditions
Weighted average fair value	$31.36	$41.11	$23.16
Assumptions used:
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.39%	1.17%	1.34%
Market price	$21.16	$25.06	$16.33

The aggregate fair value of Performance Shares on the grant dates was $737, $2,565 and $512 for Performance Shares granted during 2012, 2011 and 2010, respectively. We recorded compensation expense related to Performance Shares of approximately $1,057, $757 and $134 for 2012, 2011 and 2010, respectively.

2012 Form 10-K    I    61

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in Performance Shares outstanding are summarized as follows:

	For the Years Ended
	December 29, 2012		December 31, 2011		January 1, 2011
	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value
Performance Shares outstanding, beginning of year	118,068	$25.80	24,372	$19.75	—	$—
Granted	28,056	26.28	93,696	27.37	25,940	19.75
Forfeited	—	—	—	—	(1,568)	19.75
Vested	—	—	—	—	—	—

Performance Shares outstanding, end of year	146,124	$25.89	118,068	$25.80	24,372	$19.75

Unrecognized stock-based compensation expense related to outstanding unvested Options, Restricted Stock and Performance Shares at December 29, 2012 are expected to be recorded as follows:

	Options	Restricted Stock	Performance Shares	Total
2013	$683	$1,425	$860	$2,968
2014	519	767	465	1,751
2015	292	384	66	742
2016	55	67	—	122

Total	$1,549	$2,643	$1,391	$5,583

10. Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustments(1)	Benefit Plan Deferrals (net of tax)(2)	Accumulated Other Comprehensive Loss
Balance, at January 2, 2010	$(560)	$(2,825)	$(3,385)
Changes during the period	(326)	(507)	(833)

Balance, at January 1, 2011	(886)	(3,332)	(4,218)
Changes during the period	(641)	(3,442)	(4,083)

Balance, at December 31, 2011	(1,527)	(6,774)	(8,301)
Changes during the period	430	(776)	(346)

Balance, at December 29, 2012	$(1,097)	$(7,550)	$(8,647)

(1)
No tax benefit has been provided on the foreign currency translation adjustments due to management's decision to reinvest the earnings of our foreign subsidiaries indefinitely.

(2)
Deferred tax assets provided for benefit plan deferrals were $4,795, $4,488 and $2,312 for 2012, 2011 and 2010, respectively.

62    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes

Income before provision for income taxes consists of the following:

	For the Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Domestic	$48,697	$50,488	$73,859
Foreign	2,505	1,018	1,450

Total	$51,202	$51,506	$75,309

Our provision for income taxes consists of the following:

	For the Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Current
Federal	$13,260	$12,824	$22,062
State and local	2,476	3,810	4,811
Foreign	305	363	552

	16,041	16,997	27,425

Deferred
Federal	1,004	2,515	2,289
State and local	376	(830)	181
Foreign	322	(368)	134

	1,702	1,317	2,604

Total income tax
provision	$17,743	$18,314	$30,029

Our income tax rate is reconciled to the U.S. federal statutory tax rate as follows:

	For the Years Ended
	December 29, 2012(1)	December 31, 2011	January 1, 2011
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	5.2	3.6	4.4
Uncertain tax positions	(4.5)	(1.1)	(0.2)
Other	(1.0)	(1.9)	0.7

Effective tax rate	34.7%	35.6%	39.9%

(1)
The reduction in the effective tax rate for the year ended December 29, 2012, was due to a non-recurring state income tax benefit. As a result, we adjusted our liabilities for uncertain tax positions and corresponding deferred tax assets.

2012 Form 10-K    I    63

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets (liabilities) are comprised of the following:

	2012	2011
Deferred tax assets—current
Accounts receivable reserves	$5,442	$4,999
Inventory reserves	6,901	6,997
Accrued liabilities	2,479	3,168
Other	259	193

	$15,081	$15,357

Deferred tax (liabilities) assets—noncurrent
Depreciation and amortization	$(3,672)	$(2,969)
Net operating losses	5,741	6,884
Intangible assets	(35,531)	(35,683)
Pension liabilities	3,344	2,937
Stock-based compensation	3,227	2,636
Other	(36)	1,087

	$(26,927)	$(25,108)

Net deferred tax liabilities	$(11,846)	$(9,751)

Total deferred tax assets	$28,919	$30,499
Total deferred tax liabilities	(40,765)	(40,250)

Net deferred tax liabilities	$(11,846)	$(9,751)

Our income tax receivable of $5,798 at December 29, 2012 and $3,371 at December 31, 2011 was included in prepaid expenses and other current assets. In 2012, 2011 and 2010, we recorded an increase in additional paid-in capital of approximately $723, $1,074 and $7,146, respectively, for tax benefits from equity award activity.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its net operating losses ("NOLs") if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period. Our NOLs are subject to Section 382 limitations. Any unused annual limitation may be carried over to later years. At December 29, 2012, we had approximately $15,663 federal and state NOLs available for future utilization during the years of 2013 through 2023. During 2012, 2011 and 2010, our combined limitation for our NOLs was approximately $3,133, $4,664 and $5,497, respectively, and we utilized all of them.

As of December 29, 2012, December 31, 2011 and January 1, 2011, the total unrecognized tax benefits were approximately $0, $1,970 and $2,649, respectively, and would impact our effective tax rate, if recognized. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, are as follows:

	2012	2011	2010
Balance, beginning of year	$1,970	$2,649	$2,991
Additions for current year tax positions	—	—	—
Reductions for prior year tax positions	(1,323)	(148)	—
Reductions for the lapse of statutes	(647)	(531)	(342)

Balance, end of year	$—	$1,970	$2,649

We recognize interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of December 29, 2012, December 31, 2011 and January 1, 2011, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, were approximately $0, $1,248 and $1,364, respectively. In 2012, 2011 and 2010, we recorded $0, $184 and $217, respectively, in interest and penalties before federal and, if applicable, state effect. We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For federal income tax

64    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purposes, our 2009 through 2012 tax years (including the NOL carryforwards utilized in those years) remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, our 2008 through 2012 tax years (including the NOL carryforwards utilized in those years) remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for nine to ten years.

At December 29, 2012 and December 31, 2011, we had approximately $5,120 and $3,778, respectively, of undistributed earnings from foreign operations. No tax benefit has been provided due to management's decision to reinvest these earnings indefinitely.

12. Commitments and Contingencies

Purchase Commitments

In the normal course of business, we enter into purchase commitments for both finished goods inventory and raw materials. At December 29, 2012, we had purchase commitments of $134,018 and believe that we have adequate reserves for expected losses arising from all purchase commitments.

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

On November 9, 2012, Klauber Brothers, Inc. brought an action against us in the United States District Court, Southern District of New York, asserting claims for copyright infringement under the U.S. Copyright Act of 1976 related to the lace fabric designs incorporated into two of our products. We are being indemnified by the supplier of one of these products. Klauber has also filed similar actions against two of our customers, for which we are indemnifying them. We believe that the ultimate outcome of this pending lawsuit and claim will not have a material adverse effect on our consolidated financial position or results of operations taken as a whole. Due to the inherent uncertainty of litigation, however, there can be no assurance of the ultimate outcome of this or future litigations, proceedings, investigations, or claims or their effect.

13. Accrued Expenses and Other Current Liabilities

	December 29, 2012	December 31, 2011
Payroll and related benefits (including incentive compensation, vacation, and medical insurance)	$7,842	$9,183
Accrued other	14,040	15,784

	$21,882	$24,967

Other accrued expenses include, among other items, sourcing commitments, customs duty, accrued severance, freight, professional fees, trade promotions and inventory return accruals.

2012 Form 10-K    I    65

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Valuation and Qualifying Accounts

	Allowance for
	Trade Discounts	Cooperative Advertising	Doubtful Accounts	Sales Returns and Allowances
Balance, at January 2, 2010	$1,933	$2,743	$1,145	$17,499
Additions, charged to expense	18,817	11,056	(460)	63,827
Write-offs	(19,357)	(11,769)	(63)	(70,390)

Balance, at January 1, 2011	1,393	2,030	622	10,936
Additions, charged to expense	19,785	14,449	72	76,214
Write-offs	(19,766)	(12,119)	(108)	(73,351)

Balance, at December 31, 2011	1,412	4,360	586	13,799
Additions, charged to expense	19,521	10,749	(56)	88,765
Write-offs	(18,262)	(12,480)	56	(87,319)

Balance, at December 29, 2012	$2,671	$2,629	$586	$15,245

15. Major Customers and Products

Each of the following wholesale segment customers were greater than 10% of our total net sales:

	For the Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Wal-Mart	14.4%	15.6%	17.3%
Kohl's	14.2%	13.0%	14.2%

Our mix of products sold worldwide is summarized below:

	2012	2011	2010
Bras	57%	55%	61%
Shapewear	35	38	33
Panties	8	7	6

	100%	100%	100%

16. Segment Information

We operate two segments, "Wholesale" and "Retail." Our Wholesale sales are to department stores, national chain stores, mass merchants (including warehouse clubs), specialty retailers, off-price retailers, and third-party distributors servicing similar customers in foreign countries while our Retail segment reflects our operations from our retail stores and internet operations. Royalty income is also included in our Wholesale segment. Within our reportable segments, Wholesale includes corporate-related assets. The accounting policies of the segments are the same as those described in Note 2, "Summary of Significant Accounting Policies." Each segment's results include the costs directly related to the segment's net sales and all

66    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

other costs allocated based on the relationship to consolidated net sales to support each segment's net sales. Intersegment sales and transfers are recorded at cost and treated as a transfer of inventory.

	For the Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Net sales
Wholesale	$538,510	$545,834	$500,353
Retail	61,767	60,493	56,356

Total	$600,277	$606,327	$556,709

Operating income
Wholesale(1)	$51,909	$49,750	$74,129
Retail	379	2,725	2,234

Operating income	52,288	52,475	76,363
Interest expense, net	1,086	969	1,054

Income before provision for income taxes	$51,202	$51,506	$75,309

Depreciation and amortization
Wholesale	$4,000	$3,352	$2,437
Retail	1,351	1,354	1,217

Total	$5,351	$4,706	$3,654

Amortization of intangible assets
Wholesale(2)	$1,032	$1,021	$2,463
Retail	69	69	80

Total	$1,101	$1,090	$2,543

Capital expenditures
Wholesale	$5,040	$4,463	$5,805
Retail	2,267	4,122	1,079

Total	$7,307	$8,585	$6,884

Net sales by geographic area
United States	$539,365	$547,925	$509,108
International(3)	60,912	58,402	47,601

Total	$600,277	$606,327	$556,709

Intercompany sales from Wholesale to Retail	$14,090	$14,462	$13,877

(Footnotes appear on the next page)

2012 Form 10-K    I    67

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 29, 2012	December 31, 2011
Inventory
Wholesale	$110,915	$105,003
Retail	8,100	8,197

Total	$119,015	$113,200

Identifiable assets
Wholesale	$412,187	$366,037
Retail	23,764	29,198

Total	$435,951	$395,235

Property and equipment, net, by geographic area
United States	$30,171	$28,652
International	1,176	845

Total	$31,347	$29,497

(1)
Includes charges of $893 for markdowns associated with exiting the Maidenform's Charmed brand and severance expense of $1,489 related to corporate workforce and store personnel reductions for the year ended December 29, 2012. Includes expenses for the litigation settlement of $6,750, costs associated with a discontinuation of a product line of $3,800 and severance expense of $1,150 related to a corporate workforce reduction for the year ended December 31, 2011.

(2)
During 2010, we recorded a non-cash impairment charge of $1,432 to reduce the net carrying value of certain finite lived intangible assets, which we determined had no future benefit.

(3)
International net sales are identified as international based on the location of the customer.

17. Earnings Per Share

The following is the calculation of earnings per share, including a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	For the Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Net income	$33,459	$33,192	$45,280

Weighted average number of common and common equivalent shares outstanding
Basic number of common shares outstanding	23,012,012	22,855,196	22,737,207
Dilutive effect of equity awards outstanding	376,470	477,209	646,104

Dilutive number of common and common equivalent shares outstanding	23,388,482	23,332,405	23,383,311

Basic earnings per common share	$1.45	$1.45	$1.99

Diluted earnings per common share	$1.43	$1.42	$1.94

During 2012, 2011 and 2010, approximately 83,000, 6,500 and 41,000 shares, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

68    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial information:

	2012
	March 31, 2012	June 30, 2012	September 29, 2012	December 29, 2012
Net sales	$157,546	$157,485	$150,122	$135,124
Gross profit	42,907	53,558	48,721	40,295
Operating income(1)	9,839	18,988	17,742	5,719
Net income(2)	5,845	11,384	10,739	5,491
Basic earnings per common share	$0.25	$0.49	$0.47	$0.24
Diluted earnings per common share	$0.25	$0.49	$0.46	$0.24

	2011
	April 2, 2011	July 2, 2011	October 1, 2011	December 31, 2011
Net sales	$163,561	$170,026	$148,224	$124,516
Gross profit	55,694	59,104	47,426	29,203
Operating income (loss)(3)	23,515	17,939	15,909	(4,888)
Net income (loss)	14,513	11,564	10,190	(3,075)
Basic earnings (loss) per common share	$0.64	$0.51	$0.44	$(0.13)
Diluted earnings (loss) per common share	$0.62	$0.50	$0.44	$(0.13)

(1)
Operating income for the three months ended December 29, 2012 includes charges of $893 for markdowns associated with exiting the Maidenform's Charmed brand and severance expense of $1,489 related to corporate workforce and store personnel reductions.

(2)
Net income for the three months ended December 29, 2012, includes a tax benefit of $1,900 resulting from a non-recurring state income tax benefit.

(3)
Operating income for the three months ended July 2, 2011 includes the litigation settlement of $6,750 and for the three months ended December 31, 2011 includes costs associated with a discontinuation of a product line of $3,800 and severance expense related to a corporate workforce reduction of $1,150.

2012 Form 10-K    I    69

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Condensed Financial Information of Parent Company

Maidenform Brands, Inc.
Condensed Balance Sheets
(in thousands, except share and per share amounts)

	December 29, 2012	December 31, 2011
Assets
Investment in Maidenform, Inc.	$254,200	$223,063
Other current assets	84	125

Total current assets	254,284	223,188

Total assets	$254,284	$223,188

Stockholders' equity
Stockholders' equity
Preferred stock–$0.01 par value; 10,000,000 shares authorized and none issued and outstanding	$—	$—
Common stock–$0.01 par value; 100,000,000 shares authorized; 24,399,732 shares issued and 22,754,212 outstanding at December 29, 2012 and 24,399,732 shares issued and 22,922,969 outstanding at December 31, 2011	244	244
Additional paid-in capital	80,628	78,362
Retained earnings	213,423	181,227
Accumulated other comprehensive loss	(8,647)	(8,301)
Treasury stock, at cost (1,645,520 shares at December 29, 2012 and 1,476,763 shares at December 31, 2011)	(31,364)	(28,344)

Total stockholders' equity	$254,284	$223,188

The accompanying note is an integral part of these condensed financial statements.

70    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maidenform Brands, Inc.
Condensed Statements of Income
(in thousands, except share and per share amounts)

	For the Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Selling, general and administrative expenses	$177	$167	$727
Income tax benefit	(71)	(67)	(62)

Loss before equity in net income of Maidenform, Inc.	(106)	(100)	(665)
Equity in net income of Maidenform, Inc. (net of tax)	33,565	33,292	45,945

Net income	33,459	33,192	45,280

Basic earnings per common share	$1.45	$1.45	$1.99

Diluted earnings per common share	$1.43	$1.42	$1.94

Basic weighted average number of shares outstanding	23,012,012	22,855,196	22,737,207

Diluted weighted average number of shares outstanding	23,388,482	23,332,405	23,383,311

The accompanying note is an integral part of these condensed financial statements.

2012 Form 10-K    I    71

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maidenform Brands, Inc.
Condensed Statements of Comprehensive Income
(in thousands)

	For the Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Net income	$33,459	$33,192	$45,280
Other comprehensive loss, before tax:
Foreign currency translation adjustments	430	(641)	(326)
Adjustments to benefit plans	(1,083)	(5,618)	(879)

Other comprehensive loss, before tax	(653)	(6,259)	(1,205)
Income tax benefit related to items of other comprehensive loss(1)	(307)	(2,176)	(372)

Other comprehensive loss, net of tax	(346)	(4,083)	(833)

Comprehensive income	$33,113	$29,109	$44,447

(1)
Tax benefit provided relates to benefit plan deferrals.

The accompanying note is an integral part of these condensed financial statements.

72    I    Maidenform Brands, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maidenform Brands, Inc.
Condensed Statements of Cash Flows
(in thousands)

	For the Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Cash flows from operating activities
Net income	$33,459	$33,192	$45,280
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation	—	—	78
Deferred income taxes	—	126	361
Excess tax benefits related to stock-based compensation	(896)	(1,075)	(7,719)
Equity in net income of Maidenform, Inc.	(33,565)	(33,292)	(45,945)
Net change in operating activities
Investment in Maidenform, Inc.	6,786	628	22,479
Other current assets	937	1,050	8,537

Net cash provided by operating activities	6,721	629	23,071

Cash flows from financing activities
Purchase of common stock for treasury	(6,534)	(1,961)	(32,352)
Proceeds from stock options exercised	672	1,545	2,460
Excess tax benefits related to stock-based compensation	896	1,075	7,719
Payments of employee withholding taxes related to equity awards	(1,755)	(1,288)	(898)

Net cash used in financing activities	(6,721)	(629)	(23,071)

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents
Beginning of year	—	—	—

End of year	$—	$—	$—

Supplementary disclosure of cash flow information
Non-cash intercompany transaction	$4,876	$4,048	$2,955

The accompanying note is an integral part of these condensed financial statements.

2012 Form 10-K    I    73

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

At December 29, 2012 and December 31, 2011, Maidenform, Inc. had restricted net assets of approximately $245,131, or 96.4% of total net assets and $221,060, or 99.0% of total net assets, respectively.

For further information, reference should be made to the notes to the audited consolidated financial statements of the Company.

74    I    Maidenform Brands, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our "disclosure controls and procedures," as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 29, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 29, 2012, identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of December 29, 2012.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited our consolidated financial statements, has also audited the effectiveness of internal control over financial reporting as of December 29, 2012, as stated in their report which appears in the "Report of Independent Registered Public Accounting Firm" included elsewhere in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

2012 Form 10-K    I    75

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is set forth under the headings "Directors, Executive Officers and Corporate Governance" and "Beneficial Ownership of Securities" in the Company's 2013 Proxy Statement to be filed with the U.S. Securities and Exchange Commission ("SEC") in connection with the solicitation of proxies for the Company's 2013 Annual Meeting of Stockholders and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

In June 2012, our Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange's corporate governance listing standards.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the sections captioned "Compensation Discussion and Analysis", "Compensation Committee Report" (which information shall be deemed furnished in this Annual Report on Form 10-K), "Elements of Executive Compensation—Details" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 with respect to the security ownership of certain beneficial owners and management is incorporated by reference to the section captioned "Ownership of Securities" in the Proxy Statement.

The following table provides certain information regarding the common stock authorized for issuance under our equity compensation plans, as of December 29, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)(2) (c)
Equity compensation plans approved by stockholders(3)	710,816	(4)	$16.65	4,118,298
Equity compensation plans not approved by stockholders	—		—	—

Total	710,816		$16.65	4,118,298

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

(4)
Includes stock appreciation rights with respect to 594,830 shares of common stock with a weighted average reference price of $18.39 per share.

76    I    Maidenform Brands, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the sections captioned "Certain Relationships and Related Transactions" and "Director Independence" in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the sections captioned "Fees Paid to Auditors" and "Pre-Approval Policies and Procedures" in the Proxy Statement.

2012 Form 10-K    I    77

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
10.7(a)	2004 Stock Option Plan (incorporated by reference to Exhibit 10.5(a) to our Registration Statement on Form S-1, as amended (333-124228) #
10.7(b)	Amendment to 2004 Stock Option Plan (incorporated by reference to Exhibit 10.5(b) to our Registration Statement on Form S-1, as amended (333-124228) #
10.8(a)	2004 Rollover Stock Option Plan (incorporated by reference to Exhibit 10.6(a) to our Registration Statement on Form S-1, as amended (333-124228) #
10.8(b)	Amendment to 2004 Rollover Stock Option Plan (incorporated by reference to Exhibit 10.6(b) to our Registration Statement on Form S-1, as amended (333-124228) #
10.9(a)	2004 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.7(a) to our Registration Statement on Form S-1, as amended (333-124228) #
10.9(b)	Amendment to 2004 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.7(b) to our Registration Statement on Form S-1, as amended (333-124228) #

78    I    Maidenform Brands, Inc.

Exhibit No.	Description
10.10(a)	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, as amended (333-124228) #
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
10.11(a)	2005 Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, as amended (333-124228) #
10.11(b)	Amendment Number One to 2005 Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 5, 2008)
10.12(a)	2009 Omnibus Incentive Plan, as amended (incorporated by reference to Annex B to our DEF 14A filed on April 13, 2011) (the" Omnibus Plan") #
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
10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1, as amended (333-124228)
10.15	Form of Sales Restriction Agreement (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, as amended (333-124228)
21.1**	Subsidiaries of Maidenform Brands, Inc.
23.1**	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP

2012 Form 10-K    I    79

Exhibit No.	Description
31.1**	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2**	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*
Incorporated by reference to the identically-numbered exhibit to the Registration Statement on Form S-1 of Maidenform Brands, Inc., as amended (Registration Statement No. 333-124228).

**
Filed herewith.

#
Management contract or compensatory plan or arrangement

80    I    Maidenform Brands, Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 2013.

Maidenform Brands, Inc. (Registrant)
/s/ CHRISTOPHER W. VIETH Christopher W. Vieth Executive Vice President, Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of March 2013.

Signature	Title

/s/ MAURICE S. REZNIK Maurice S. Reznik	Chief Executive Officer and Director (principal executive officer)
/s/ CHRISTOPHER W. VIETH Christopher W. Vieth	Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial officer)
/s/ JOHN A. NELSON John A. Nelson	Vice President and Chief Accounting Officer (principal accounting officer)
/s/ KAREN ROSE Karen Rose	Chairman of the Board
/s/ NORMAN AXELROD Norman Axelrod	Director
/s/ HAROLD COMPTON Harold Compton	Director
/s/ BARBARA EISENBERG Barbara Eisenberg	Director
/s/ NOMI GHEZ Nomi Ghez	Director
/s/ RICHARD JOHNSON Richard Johnson	Director

2012 Form 10-K    I    81

Index to Exhibits

The following is a list of all exhibits filed as part of this Report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, as amended (333-124228)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on November 5, 2008)
4.1*	Specimen Common Stock Certificate
4.2*	Amended and Restated Stockholders Agreement, dated as of July 8, 2005, by and among Maidenform Brands, Inc. and the stockholders of Maidenform Brands, Inc. listed on the signature pages thereto
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

82    I    Maidenform Brands, Inc.

Exhibit No.	Description
10.10(c)	Form of Restricted Stock Agreement Pursuant to the Maidenform Brands, Inc. 2005 Stock Incentive Plan for grants to named executive officers (Incorporated by reference to Exhibit 10.10(b) to our Annual Report on Form 10-K filed on March 13, 2007) #
10.11(a)	2005 Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, as amended (333-124228) #
10.11(b)	Amendment Number One to 2005 Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 5, 2008)
10.12(a)	2009 Omnibus Incentive Plan, as amended (incorporated by reference to Annex B to our DEF 14A filed on April 13, 2011) (the "Omnibus Plan") #
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
10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1, as amended (333-124228)
10.15	Form of Sales Restriction Agreement (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, as amended (333-124228)
21.1**	Subsidiaries of Maidenform Brands, Inc.
23.1**	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
31.1**	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

2012 Form 10-K    I    83

Exhibit No.	Description
31.2**	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101*
The following financial information from our Annual Report on Form 10-K for the year ended December 29, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets at December 29, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, (iv) Consolidated Statements of Stockholders' Equity for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, (v) Consolidated Statements of Cash Flows for the years ended December 29, 2012, December 31, 2011 and January 1, 2011 and (vi) Notes to the Consolidated Financial Statements.

*
Incorporated by reference to the identically-numbered exhibit to the Registration Statement on Form S-1 of Maidenform Brands, Inc., as amended (Registration Statement No. 333-124228).

**
Filed herewith.

#
Management contract or compensatory plan or arrangement

*
-Pursuant to Rule 406T of Regulation S-T, the interactive data files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

84    I    Maidenform Brands, Inc.