Form 10-Q
period 2013-03-30
Maidenform Brands, Inc.
filed 2013-05-09
CIK 1323531

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2013
Common Stock, $0.01 par value per share	23,285,476 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 30,	December 29,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$47,013	$83,747
Accounts receivable, net	91,414	72,538
Inventories	130,187	119,015
Deferred income taxes	15,081	15,081
Prepaid expenses and other current assets	19,668	15,089
Total current assets	303,363	305,470
Property and equipment, net	31,174	31,347
Goodwill	7,162	7,162
Intangible assets, net	91,512	91,789
Other non-current assets	198	183
Total assets	$433,409	$435,951

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$1,100	$1,100
Accounts payable	49,391	53,050
Accrued expenses and other current liabilities	24,023	21,882
Total current liabilities	74,514	76,032
Long-term debt	66,575	67,125
Deferred income taxes	28,288	26,927
Other non-current liabilities	11,321	11,583
Total liabilities	180,698	181,667

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock - $0.01 par value; 10,000,000 shares authorized and none issued and outstanding	—	—
Common stock - $0.01 par value; 100,000,000 shares authorized; 24,399,732 shares issued and 22,896,891 outstanding at March 30, 2013 and 24,399,732 shares issued and 22,754,212 outstanding at December 29, 2012	244	244
Additional paid-in capital	78,975	80,628
Retained earnings	210,890	213,423
Accumulated other comprehensive loss	(8,819)	(8,647)
Treasury stock, at cost (1,502,841 shares at March 30, 2013 and 1,645,520 shares at December 29, 2012)	(28,579)	(31,364)
Total stockholders’ equity	252,711	254,284
Total liabilities and stockholders’ equity	$433,409	$435,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	March 30,	March 31,
	2013	2012

Net sales	$131,156	$157,546
Cost of sales	100,594	114,639
Gross profit	30,562	42,907
Selling, general and administrative expenses	32,455	33,068
Operating (loss) income	(1,893)	9,839

Interest expense, net	271	253
(Loss) income before provision for income taxes	(2,164)	9,586
Income tax (benefit) expense	(930)	3,741
Net (loss) income	$(1,234)	$5,845
Basic (loss) earnings per common share	$(0.05)	$0.25
Diluted (loss) earnings per common share	$(0.05)	$0.25
Basic weighted average number of shares outstanding	22,782,800	22,938,649
Diluted weighted average number of shares outstanding	22,782,800	23,380,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended
	March 30,	March 31,
	2013	2012

Net (loss) income	$(1,234)	$5,845
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(266)	505
Adjustments to benefit plans	158	137
Other comprehensive (loss) income, before tax	(108)	642
Income tax expense related to items of other comprehensive (loss) income (1)	64	55
Other comprehensive (loss) income, net of tax	(172)	587
Comprehensive (loss) income	$(1,406)	$6,432

(1) Tax expense provided relates to benefit plan deferrals.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 30,	March 31,
	2013	2012
Cash flows from operating activities
Net (loss) income	$(1,234)	$5,845
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	1,482	1,295
Amortization of intangible assets	277	272
Amortization of deferred financing costs	44	27
Stock-based compensation	1,000	1,126
Deferred income taxes	1,304	1,140
Excess tax benefits related to stock-based compensation	(492)	(811)
Bad debt expense	70	343
Other non-cash items	(37)	206
Net changes in operating assets and liabilities
Accounts receivable	(18,864)	(53,103)
Inventories	(11,190)	(2,324)
Prepaid expenses and other current and non-current assets	(1,621)	(1,031)
Accounts payable	(3,658)	5,360
Accrued expenses and other current and non-current liabilities	2,022	4,145
Income taxes payable	(2,586)	1,928
Net cash used in operating activities	(33,483)	(35,582)
Cash flows from investing activities
Capital expenditures	(1,322)	(817)
Net cash used in investing activities	(1,322)	(817)
Cash flows from financing activities
Term loan repayments	(550)	(275)
Proceeds from stock options exercised	56	41
Excess tax benefits related to stock-based compensation	492	811
Payments of employee withholding taxes related to equity awards	(1,564)	(1,516)
Payments of capital lease obligations	(59)	(75)
Financing fees paid	—	(149)
Net cash used in financing activities	(1,625)	(1,163)
Effects of exchange rate changes on cash and cash equivalents	(304)	(633)
Net decrease in cash and cash equivalents	(36,734)	(38,195)
Cash and cash equivalents
Beginning of period	83,747	68,041
End of period	$47,013	$29,846

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$342	$256
Income taxes	$226	$608

Supplemental schedule of non-cash financing activities
Treasury stock issued related to equity award activity	$4,349	$3,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Maidenform Brands, Inc. and its subsidiaries (the “Company,” “we,” “us” or “our”) design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell our products through multiple distribution channels, including department stores and national chain stores (including third-party distributors and independent stores), mass merchants (including warehouse clubs), and other (including specialty retailers, off-price retailers and licensees). In addition, we operated 69 retail outlet stores as of March 30, 2013 and 75 retail outlet stores as of March 31, 2012, and sold products on our websites.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position at March 30, 2013, the results of our operations for the three-month periods ended March 30, 2013 and March 31, 2012, and cash flows for the three months ended March 30, 2013 and March 31, 2012. These adjustments consist of normal recurring adjustments. Operating results for the three-month periods ended March 30, 2013 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 29, 2012 has been derived from our audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

These condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The financial statements included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 29, 2012.

2.                                      DEBT

	March 30,	December 29,
	2013	2012
Long-term debt
Term loan facility	$67,675	$68,225
Current maturities of long-term debt	1,100	1,100
Non-current portion of long-term debt	$66,575	$67,125

In March 2012, we entered into an amendment and modification agreement to our credit facility pursuant to which among other things, we extended the maturity date of our revolving loan by two years to June 2014.

At March 30, 2013, we had $67,675 outstanding under our term loan, and $0 outstanding under our revolving loan with approximately $49,325 available for borrowings, after giving effect to $675 of outstanding letters of credit. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. Principal payments on the term loan are payable in quarterly installments of $275 with all remaining amounts due in 2014. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. In addition, subject to specified exceptions and limitations and reinvesting options, partial prepayments of outstanding loans may be required with the proceeds of asset sales, sales of equity and debt securities, and with certain insurance and condemnation proceeds.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Payments due on our long-term debt during each of the five years subsequent to March 30, 2013, are as follows:

Balance of fiscal 2013	$550
In fiscal 2014	67,125

3.                                      STOCKHOLDERS’ EQUITY

					Accumulated
	Common		Additional		Other	Treasury		Total
	Stock		Paid-in	Retained	Comprehensive	Stock		Stockholders’
	Shares	$	Capital	Earnings	Loss	Shares	$	Equity

Balance at December 29, 2012	24,399,732	$244	$80,628	$213,423	$(8,647)	(1,645,520)	$(31,364)	$254,284

Stock-based compensation expense	—	—	1,000	—	—	—	—	1,000
Stock option activity	—	—	(30)	(9)	—	5,000	95	56
Restricted stock activity	—	—	(1,400)	(1,290)	—	223,089	4,254	1,564
Withholdings from vesting of restricted stock	—	—	(1,564)	—	—	(85,410)	(1,564)	(3,128)
Income tax benefit from stock-based compensation	—	—	341	—	—	—	—	341
Comprehensive loss	—	—	—	(1,234)	(172)	—	—	(1,406)
Balance at March 30, 2013	24,399,732	$244	$78,975	$210,890	$(8,819)	(1,502,841)	$(28,579)	$252,711

4.                                      STOCK REPURCHASE PROGRAM

Our stock repurchase program allows us to repurchase our shares from time to time pursuant to existing rules and regulations and other parameters approved by the board of directors. We did not repurchase any shares of our common stock during the three-month periods ended March 30, 2013 and March 31, 2012.  At March 30, 2013, we had $9,153 remaining available under our stock repurchase program.

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

We recorded an income tax benefit of $930 and income tax expense of $3,741 for the three months ended March 30, 2013 and March 31, 2012, respectively. Our effective income tax rate for the three months ended March 30, 2013 was 43.0% as compared to an effective income tax rate for the three months ended March 31, 2012 of 39.0%.

6.                                      SEGMENT INFORMATION

We operate two segments, wholesale and retail. Our wholesale sales are to department stores, national chain stores, mass merchants (including warehouse clubs), specialty retailers, off-price retailers, and third-party distributors serving similar customers in foreign countries while our retail segment reflects our operations from our retail outlet stores and internet operations. Royalty income is also included in our wholesale segment. Within our reportable segments, wholesale includes corporate-related results of operations, assets and liabilities. Each segment’s results include the costs directly related to the segment’s net sales and all other costs allocated based on the relationship to consolidated net sales to support each segment’s net sales. Intersegment sales and transfers are recorded at cost and treated as a transfer of inventory.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Information on segments and reconciliation to (loss) income before provision for income taxes, are as follows:

	Three Months Ended
	March 30,	March 31,
	2013	2012

Net sales
Wholesale	$118,644	$144,876
Retail	12,512	12,670
Total	$131,156	$157,546

Operating (loss) income
Wholesale	$(942)	$10,881
Retail	(951)	(1,042)
Operating (loss) income	(1,893)	9,839
Interest expense, net	271	253
(Loss) income before provision for income taxes	$(2,164)	$9,586

Depreciation and amortization
Wholesale	$1,095	$1,004
Retail	387	291
Total	$1,482	$1,295

Amortization of intangible assets
Wholesale	$260	$255
Retail	17	17
Total	$277	$272

Capital expenditures
Wholesale	$807	$280
Retail	515	537
Total	$1,322	$817
Net sales by geographic area
United States	$115,674	$141,062
International (1)	15,482	16,484
Total	$131,156	$157,546

Intersegment sales from wholesale to retail	$2,928	$2,668

	March 30,	December 29,
	2013	2012
Total assets
Wholesale	$413,318	$412,187
Retail	20,091	23,764
Total	$433,409	$435,951

(1) International net sales are identified as international based on the location of the customer.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

For the three-month periods ended March 30, 2013 and March 31, 2012, we had two customers, Wal-Mart and Kohl’s, that each accounted for more than 10% of our consolidated net sales.

7.                                      EARNINGS PER SHARE

The following is a reconciliation of the basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three Months Ended
	March 30,	March 31,
	2013	2012

Net (loss) income	$(1,234)	$5,845
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	22,782,800	22,938,649

Impact of dilutive securities	—	441,373

Dilutive number of common and common equivalent shares outstanding	22,782,800	23,380,022

Basic (loss) earnings per common share	$(0.05)	$0.25
Diluted (loss) earnings per common share	$(0.05)	$0.25

For the three-month periods ended March 30, 2013 and March 31, 2012, approximately 665,000 and 161,000 shares, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

8.                                      COMMITMENTS AND CONTINGENCIES

Purchase commitments

In the normal course of business, we enter into purchase commitments for both finished goods inventory and raw materials. At March 30, 2013, we had purchase commitments of $149,973 and believe that we have adequate reserves for any expected losses arising from all purchase commitments.

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

9.                                      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	March 30,	December 29,
	2013	2012

Payroll and related benefits (including incentive compensation, vacation, and medical insurance)	$7,960	$7,842
Accrued other	16,063	14,040
	$24,023	$21,882

Other accrued expenses and current liabilities include, among other items, sourcing commitments, freight, professional fees, trade promotions, accrued severance and inventory return accruals.

10.                               RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance to resolve diversity in practice concerning the release of the cumulative foreign currency translation adjustment into net income when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. When a company ceases to have a controlling financial interest in a subsidiary within a foreign entity, the company should recognize any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary had resided. Upon the partial sale of an equity method investment that is a foreign entity, the company should release into earnings a pro rata portion of the cumulative translation adjustment. Upon the partial sale of an equity method investment that is not a foreign entity, the company should release into earnings the cumulative translation adjustment if the partial sale represents a complete or substantially complete liquidation of the foreign entity that holds the equity method investment. This updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not anticipated to have an effect on our consolidated financial position, results of operations, or cash flows.

In February 2013, the FASB issued guidance to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report their corresponding effect(s) on net income. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance did not have an effect on our consolidated financial position, results of operations, or cash flows.

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

We have identified near-term opportunities for growth and operational improvements, as well as challenges, including general macro-economic conditions and increased global competition, particularly in shapewear, that may adversely affect our business. In particular, management believes that there are many factors influencing the intimate apparel industry, including but not limited to: consistent demand for foundation garments, consumer demand for innovative and leading brands, sourcing and supply chain efficiencies, continued growth of the mass merchant channel, increases in the cost of the raw materials used in intimate apparel products and uncertainty surrounding import restrictions.

Although we believe we are well positioned to address some of these trends, we believe the competitive and retail environment and our brand awareness require us to invest in the Maidenform brand. We will therefore be making significant investments in marketing and branding in 2013 and 2014 to add to our growth beginning in 2014.

During 2013, we are focusing on reducing styles and SKU’s with an emphasis on reducing color and fashion in our product assortment. We believe this initiative will reduce markdowns and improve the quality of our inventory. We are also focused on exiting unproductive businesses, like we did with our Maidenform’s Charmed business in 2012.

While we focus on these actions, we will continue to introduce new and innovative products. In 2013, we will expand upon our well received Comfort Devotion collection by offering an expanded shapewear assortment. In addition, we will be introducing a

Maidenform full figure collection at department and chain stores in the fourth quarter of 2013, which will incorporate many of the signature elements of the Comfort Devotion collection. We have not previously competed in a meaningful way in the full figure category, which represents approximately 40% of the total intimate apparel market.

Wholesale segment

The following trends are among the key variables that will affect our wholesale segment:

Department stores and national chain stores. The department stores and national chain stores are where we have historically sold the Maidenform, Control It!, Flexees and Lilyette brands. We plan to continue to significantly increase our branding and marketing investments which we believe will increase our net sales with department store and national chain store customers. As part of these branding and marketing investments, we will be consolidating our Flexees and Control It! shapewear lines under the Maidenform brand. While we have grown our sales in the past several years with department stores and national chain stores, we expect the rate of our future net sales growth to be moderate. We have customers located outside the United States that purchase our Maidenform, Control It!, Flexees and Lilyette brands. The majority of these net sales are included in the department stores and national chain stores channel. In addition to our owned brands, we also supply private brands to certain retailers. We also sell the Donna Karan and DKNY brands in this channel, domestically and internationally, as a result of our license agreement. This agreement grants us the rights to design, source and market a full collection of Donna Karan and DKNY women’s intimate apparel products.

Mass merchants. The mass merchant channel includes both mass merchants and warehouse clubs. We expect that the increased investments in the Maidenform brand will result in increased awareness of our Maidenform endorsed mass brands; Bodymates, Inspirations, Self Expressions and Sweet Nothings brands. While we have grown our sales in the past several years in this channel, we expect the rate of our future net sales growth to be moderate, both domestically and internationally. The volume and mix of net sales of our brands in the mass merchant channel can vary from period to period based upon strategic changes that our customers may implement from time to time. Net sales to customers in the mass channel that are located outside the United States are included in this channel.

Other. Net sales from this channel include sales to specialty retailers, off-price retailers and royalty income from licensees. We currently supply a specialty retailer with product as opportunities present themselves and we continually evaluate this channel for new opportunities. The volume and mix of net sales of private label in the other channel can vary significantly from period to period. We expect net sales in this channel to decline in the near future. Net sales to customers in the other channel that are located outside the United States are included in this channel.

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

Our objectives in our retail segment are to continue to increase the productivity of our portfolio of stores through effective merchandising and focused advertising, as well as selectively closing less productive locations and potentially opening new stores in more productive locations. Even in those situations where we selectively close less productive outlet stores and do not open a new store in that region, we believe those consumers still purchase many of our Maidenform brands from our other outlet stores, our websites or our wholesale segment customers that carry these brands. Our company-operated outlet stores reduce our dependence on off-price retailers and increase brand awareness through direct-to-consumer sale of our products. We had 69 retail outlet stores as of March 30, 2013 compared to 75 retail outlet stores as of March 31, 2012.

Results of Operations

	Three Months Ended
	March 30,	March 31,
	2013	2012
OPERATING DATA: (in millions)
Wholesale sales	$118.7	$144.8
Retail sales	12.5	12.7
Net sales	131.2	157.5
Cost of sales	100.6	114.6
Gross profit	30.6	42.9
Selling, general and administrative expenses	32.5	33.1
Operating (loss) income	$(1.9)	$9.8

	As a Percentage of Net Sales
	Three Months Ended
	March 30,	March 31,
	2013	2012
OPERATING DATA:
Wholesale sales	90.5%	91.9%
Retail sales	9.5	8.1
Net sales	100.0	100.0
Cost of sales	76.7	72.8
Gross profit	23.3	27.2
Selling, general and administrative expenses	24.7	21.0
Operating (loss) income	-1.4%	6.2%

Our net sales performance by channel of distribution:

	Three Months Ended
	March 30,	March 31,	$	%
	2013	2012	change	change
	(in millions)
Department stores and national chain stores	$53.7	$58.6	$(4.9)	(8.4%)
Mass merchants	43.5	59.0	(15.5)	(26.3)
Other	21.5	27.2	(5.7)	(21.0)
Total wholesale	118.7	144.8	(26.1)	(18.0)

Retail	12.5	12.7	(0.2)	(1.6)

Total net sales	$131.2	$157.5	$(26.3)	(16.7%)

In addition, our mix of products sold worldwide between bras, shapewear and panties for the three-month periods ended March 30, 2013 and March 31, 2012, respectively, is summarized below:

	Three Months Ended
	March 30,	March 31,
	2013	2012
Bras	60%	55%
Shapewear	31	38
Panties	9	7
	100%	100%

Net sales

Consolidated net sales decreased $26.3 million, or 16.7%, from $157.5 million for the three months ended March 31, 2012 to $131.2 million for the three months ended March 30, 2013. Wholesale segment net sales decreased by $26.1 million, or 18.0%, from $144.8 million for the three months ended March 31, 2012 to $118.7 million for the three months ended March 30, 2013. Net sales in our retail segment remained relatively unchanged, decreasing by $0.2 million, or 1.6%, from $12.7 million for the three months ended March 31, 2012 to $12.5 million for the three months ended March 30, 2013.

Our department stores and national chain stores channel net sales decreased by $4.9 million, or 8.4%, from $58.6 million for the three months ended March 31, 2012 to $53.7 million for the three months ended March 30, 2013, primarily attributable to increased shapewear competition at a chain customer. Our mass merchant channel net sales decreased by $15.5 million, or 26.3%, from $59.0 million for the three months ended March 31, 2012 to $43.5 million for the three months ended March 30, 2013, resulting from decreased shipments in the bra and shapewear categories, including lower sales to a global warehouse club as a shapewear event in the first quarter of 2012 did not repeat in the first quarter of 2013. Other channel net sales, which includes sales to specialty retailers, off-price retailers and licensing income, decreased by $5.7 million, or 21.0%, from $27.2 million for the three months ended March 31, 2012 to $21.5 million for the three months ended March 30, 2013. This decrease was due to sales declines to a specialty retailer and from decreased program sales to off-price retailers, which were somewhat offset by higher liquidation sales. Total international net sales, which are included in the wholesale segment, decreased $1.0 million, or 6.1%, from $16.5 million for the three months ended March 31, 2012 to $15.5 million for the three months ended March 30, 2013. This sales decline was driven by the elimination of the aforementioned warehouse club program and a decline in the United Kingdom, which were partially offset by the sales increases in Mexico and South Korea.

Retail segment net sales decreased $0.2 million, or 1.6%, from $12.7 million for the three months ended March 31, 2012 to $12.5 million for the three months ended March 30, 2013. Same store sales, defined as stores that have been open for more than one year, increased 4.3%. Our internet sales decreased $0.2 million, or 8.7%, from $2.3 million for the three months ended March 31, 2012 to $2.1 million for the three months ended March 30, 2013, resulting from lower promotional activity when compared to the prior year.

Gross profit

Consolidated gross profit decreased by $12.3 million, or 28.7%, from $42.9 million for the three months ended March 31, 2012 to $30.6 million for the three months ended March 30, 2013. As a percentage of net sales, gross profit decreased by 3.9 percentage points from 27.2% for the three months ended March 31, 2012 to 23.3% for the three months ended March 30, 2013.

Gross profit from our wholesale segment decreased by $12.2 million, or 34.6%, from $35.3 million for the three months ended March 31, 2012 to $23.1 million for the three months ended March 30, 2013. As a percentage of net sales, gross profit from our wholesale segment decreased by 4.9 percentage points from 24.4% for the three months ended March 31, 2012 to 19.5% for the three months ended March 30, 2013, driven by higher liquidation sales and negative product mix on higher sales in the panties category with declines in the higher margin shapewear and bras categories.

Gross profit from our retail segment decreased by $0.1 million, or 1.3%, from $7.6 million for the three months ended March 31, 2012 to $7.5 million for the three months ended March 30, 2013. As a percentage of net sales, gross profit from our retail segment increased by 0.2 percentage points from 59.8% for the three months ended March 31, 2012 to 60.0% for the three months ended March 30, 2013.

Selling, general and administrative expenses (“SG&A”)

Our consolidated SG&A decreased by $0.6 million, or 1.8%, from $33.1 million for the three months ended March 31, 2012 to $32.5 million for the three months ended March 30, 2013. As a percentage of net sales, SG&A increased by 3.7 percentage points from 21.0% for the three months ended March 31, 2012 to 24.7% for the three months ended March 30, 2013.

Wholesale segment SG&A, which includes corporate-related expenses, decreased by $0.5 million, or 2.0%, from $24.5 million for the three months ended March 31, 2012 to $24.0 million for the three months ended March 30, 2013. This decrease is a result of managing our expenses along with decreased payroll and related benefits, including lower incentive compensation, which was partially offset by a lower benefit from foreign currency exchange when compared to the first quarter in 2012, which partially offset these expense decreases.

Retail segment SG&A decreased by $0.1 million, or 1.2%, from $8.6 million for the three months ended March 31, 2012 to $8.5 million for the three months ended March 30, 2013. As a percentage of net sales, retail segment SG&A increased from 67.7% for the three months ended March 31, 2012 to 68.0% for the three months ended March 30, 2013. The decrease of $0.1 million is primarily the result of a reduction in variable store operating expenses as we executed the planned store closings in the first quarter of 2013.

Operating (loss) income

Our consolidated operating income decreased by $11.7 million, or 119.4%, from income of $9.8 million for the three months ended March 31, 2012 to a loss of $1.9 million for the three months ended March 30, 2013.

For the foregoing reasons, operating income for the wholesale segment decreased by $11.7 million, or 108.3%, from $10.8 million for the three months ended March 31, 2012 to a loss of $0.9 million for the three months ended March 30, 2013. Also, for the reasons discussed above, operating loss for the retail segment remained unchanged at $1.0 million when compared to the same period in 2012.

Interest expense, net

Interest expense, net, remained unchanged at $0.3 million for the three months ended March 30, 2013 when compared to the same period in 2012.

Income tax (benefit) expense

Income tax (benefit) expense decreased $4.7 million, or 127.0%, from an expense of $3.7 million for the three months ended March 31, 2012 to a benefit of $1.0 million for the three months ended March 30, 2013. Our effective tax rate increased from 39.0% for the three months ended March 31, 2012 to 43.0% for the three months ended March 30, 2013.

Net (loss) income

For the foregoing reasons, our net (loss) income decreased by $7.0 million, or 120.7%, from income of $5.8 million for the three months ended March 31, 2012 to a loss of $1.2 million for the three months ended March 30, 2013.

Liquidity and Capital Resources

Operating activities. Cash flows used in operating activities were $33.5 million for the three months ended March 30, 2013 compared to cash flows used in operating activities of $35.6 million for the three months ended March 31, 2012. Working capital changes for the first quarter of 2013 included cash outflows of $18.9 million related to accounts receivable resulting from sales declines in the first quarter of 2013 compared to the same period in 2012 in addition to the timing of cash collections, $11.2 million related to inventory to support new product launches and $3.7 million related to accounts payable primarily due to the timing of cash payments.

Investing activities. Cash flows used in investing activities were $1.3 million for the three months ended March 30, 2013 compared to $0.8 million for the three months ended March 31, 2012. Cash flows used in investing activities for the three months ended March 30, 2013 primarily related to store remodeling and information technology upgrades, and for the three months ended March 31, 2012 related to information technology upgrades.

Financing activities. Cash flows used in financing activities were $1.6 million for the three months ended March 30, 2013 compared to cash flows used in financing activities of $1.2 million for the three months ended March 31, 2012.

Our stock repurchase program allows us to repurchase our shares from time to time pursuant to existing rules and regulations and other parameters approved by the board of directors. At March 30, 2013, we had $9.1 million remaining available under our stock repurchase program. We did not repurchase any of our common stock during the three-month periods ended March 30, 2013 and March 31, 2012.

In March 2012, we entered into an amendment and modification agreement to our credit facility pursuant to which among other things, we extended the maturity of our revolving loan by two years to June 2014.

At March 30, 2013 we had $67.7 million outstanding under our term loan, and $0 outstanding under our revolving loan with approximately $49.3 million available for borrowings, after giving effect to $0.7 million of outstanding letters of credit. Principal payments on the term loan are payable in quarterly installments of $0.3 million with all remaining amounts due in 2014. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. We were in compliance with all debt covenants at March 30, 2013.

Based on our current outlook, we believe that cash generated from operations and available cash, together with amounts available under our revolving loan, will be adequate to meet our working capital needs and capital expenditure requirements for the foreseeable future, although no assurance can be given in this regard.

Below is a summary of our actual performance under these financial covenants:

	March 30, 2013 Covenant	December 29, 2012 Covenant

Actual fixed charge coverage ratio (1)	1.51 : 1.00	1.94 : 1.00
Minimum ratio required	1.25 : 1.00	1.25 : 1.00

Actual leverage ratio (2)	0.43 : 1.00	(0.24) : 1.00
Maximum ratio permitted	3.25 : 1.00	3.25 : 1.00

Actual leverage ratio (3)	1.36 : 1.00	1.11 : 1.00
Maximum ratio permitted	3.25 : 1.00	3.25 : 1.00

Actual consolidated capital expenditures	$1,322	$7,307
Maximum permitted	$12,693	$11,415

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

(2)        Leverage ratio is computed as the ratio of total net debt to consolidated EBITDA and certain non-cash charges. Total net debt is defined as total debt (long-term debt and outstanding letters of credit) less total cash and cash equivalents.

(3)        Leverage ratio is computed as the ratio of total debt to consolidated EBITDA and certain non-cash charges.

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

The following table summarizes our significant contractual obligations and commercial commitments at March 30, 2013 and the future periods in which such obligations are expected to be settled in cash. In addition, the table below reflects the timing of principal and interest payments on outstanding borrowings.

	Balance of
	fiscal	In fiscal	In fiscal	In fiscal	In fiscal
(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt	$0.6	$67.1	$—	$—	$—	$—	$67.7
Interest on long-term debt (1)	0.4	0.6	—	—	—	—	1.0
Obligations under capital lease (2)	0.2	—	—	—	—	—	0.2
Operating leases (3)	6.7	7.0	5.6	4.4	3.4	11.7	38.8
Total financial obligations	7.9	74.7	5.6	4.4	3.4	11.7	107.7
Other contractual obligations (4)	3.9	8.2	7.0	5.3	7.8	25.6	57.8
Purchase obligations (5)	149.7	0.3	—	—	—	—	150.0
Total financial obligations and commitments	$161.5	$83.2	$12.6	$9.7	$11.2	$37.3	$315.5

(1) The interest rate assumed was the rate in effect at March 30, 2013.

(2) Includes amounts classified as interest expense under capital leases.

(3) The operating leases included in the above table consist of minimum rent payments and do not include contingent rent based upon sales volume, or variable costs such as maintenance, insurance or taxes.

(4) Includes amounts classified as royalties, advertising and marketing obligations.

(5) Unconditional purchase obligations are defined as agreements to purchase goods that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The purchase obligations category above relates to commitments for finished goods inventory and raw material purchases. Amounts reflected in our condensed consolidated balance sheets in accounts payable or other current liabilities are excluded from the table above.

We currently have no tax liabilities accrued for uncertain tax positions. We also have pension and postretirement benefit obligations included in other non-current liabilities of $8.9 million and $0.6 million, respectively. These liabilities for benefit obligations have not been included in the schedule of cash contractual obligations above because we cannot make a reasonably reliable estimate of the amount and period of related future payments of these liabilities.

Off-Balance Sheet Arrangements. Our most significant off-balance sheet financing arrangements as of March 30, 2013 are non-cancelable operating lease agreements, primarily for our company-operated outlet stores, our company headquarters and our leased distribution centers located in Shannon, Ireland and Fayetteville, North Carolina. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 29, 2012.

Recently Issued Accounting Standards

In March 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance to resolve diversity in practice concerning the release of the cumulative foreign currency translation adjustment into net income when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. When a company ceases to have a controlling financial interest in a subsidiary within a foreign entity, the company should recognize any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary had resided. Upon the partial sale of an equity method investment that is a foreign entity, the company should release into earnings a pro rata portion of the cumulative translation adjustment. Upon the partial sale of an equity method investment that is not a foreign entity, the company should release into earnings the cumulative translation adjustment if the partial sale represents a complete or substantially complete liquidation of the foreign entity that holds the equity method investment. This updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not anticipated to have an effect on our consolidated financial position, results of operations, or cash flows.

In February 2013, the FASB issued guidance to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report their corresponding effect(s) on net income. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance did not have an effect on our consolidated financial position, results of operations, or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk. We do not believe that we have significant foreign currency transactional exposures. For the three months ended March 30, 2013, $8.7 million of our total net sales were in currencies other than the U.S. dollar and during the same three-month period, our net sales were relatively unaffected from fluctuations in foreign currency exchange rates. Most of our purchases are denominated in U.S. dollars. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

Interest Rate Risk. From time to time, we manage our interest rate risk through the use of interest rate swaps. At March 30, 2013, our debt portfolio was composed of variable-rate debt, with no portion hedged. With respect to our variable-rate debt, a 1% change in interest rates would be immaterial.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of March 30, 2013 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risks that could have a negative impact on our business, results of operations and financial condition include: our growth cannot be assured and any growth may be unprofitable; potential fluctuations in our results of operations or rate of growth; our dependence on a limited number of customers; we have larger competitors with greater resources; the influence of adverse changes in general economic conditions; retail trends in the intimate apparel industry, including consolidation and continued growth in the development of private brands, resulting in downward pressure on prices, reduced floor space and other harmful changes; failure to anticipate, identify or promptly react to changing trends, styles, or consumer preferences; any problems at our or our distribution centers and distribution contractors; our credit agreement could limit our ability to obtain additional financing and restrict our growth opportunities; external events may disrupt our supply chain, result in increased cost of goods or an inability to deliver our products; events which result in difficulty in procuring or producing products on a cost-effective basis; disputes with third parties for infringement or misappropriation of their proprietary rights; increases in the prices of raw materials; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; foreign currency exposure; and the sufficiency of cash to fund operations and capital expenditures. This list is intended to identify only certain of the principal factors that could have a material and adverse impact on our business, results of operations and financial condition.  A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K, filed with the Securities and Exchange Commission on March 8, 2013.

There are no material changes to the risk factors described in the Form 10-K filed on March 8, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer purchases of equity securities (in millions, except share and per share amounts):

			Total number	Maximum
			of shares	dollar
	Total		purchased	value of shares
	number	Average	as part of publicly	that may yet be
	of shares	price paid	announced	repurchased under
Period	purchased (1)	per share	program	the program

December 30, 2012 - February 2, 2013	6,449	$19.27	—	$9.1
February 3, 2013 - March 2, 2013	23,041	19.62	—	9.1
March 3, 2013 - March 30, 2013	55,920	17.66	—	9.1

Total	85,410	$18.31	—

(1)         All of the shares were surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards.

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

101*

Interactive data files: (i) Condensed Consolidated Balance Sheets at March 30, 2013 and December 29, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 30, 2013 and March 31, 2012, (iii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 30, 2013 and March 31, 2012, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 30, 2013 and March 31, 2012 and (v) Notes to the Condensed Consolidated Financial Statements.

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

MAIDENFORM BRANDS, INC.
(Registrant)

Date: May 9, 2013	By:	/s/ Christopher W. Vieth
Name: Christopher W. Vieth
Title: Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Interactive data files: (i) Condensed Consolidated Balance Sheets at March 30, 2013 and December 29, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 30, 2013 and March 31, 2012, (iii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 30, 2013 and March 31, 2012, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 30, 2013 and March 31, 2012 and (iv) Notes to the Condensed Consolidated Financial Statements.

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