Form 10-Q
period 2013-06-29
Maidenform Brands, Inc.
filed 2013-08-07
CIK 1323531

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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
(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2013
Common Stock, $0.01 par value per share	23,301,078 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 29,	December 29,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$54,521	$83,747
Accounts receivable, net	84,551	72,538
Inventories	125,137	119,015
Deferred income taxes	15,081	15,081
Prepaid expenses and other current assets	21,548	15,089
Total current assets	300,838	305,470
Property and equipment, net	30,538	31,347
Goodwill	7,162	7,162
Intangible assets, net	91,235	91,789
Other non-current assets	138	183
Total assets	$429,911	$435,951

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$67,400	$1,100
Accounts payable	39,788	53,050
Accrued expenses and other current liabilities	21,439	21,882
Total current liabilities	128,627	76,032
Long-term debt	—	67,125
Deferred income taxes	28,530	26,927
Other non-current liabilities	11,020	11,583
Total liabilities	168,177	181,667

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock - $0.01 par value; 10,000,000 shares authorized and none issued and outstanding	—	—
Common stock - $0.01 par value; 100,000,000 shares authorized; 24,399,732 shares issued and 22,910,581 outstanding at June 29, 2013 and 24,399,732 shares issued and 22,754,212 outstanding at December 29, 2012	244	244
Additional paid-in capital	79,552	80,628
Retained earnings	218,865	213,423
Accumulated other comprehensive loss	(8,609)	(8,647)
Treasury stock, at cost (1,489,151 shares at June 29, 2013 and 1,645,520 shares at December 29, 2012)	(28,318)	(31,364)
Total stockholders’ equity	261,734	254,284
Total liabilities and stockholders’ equity	$429,911	$435,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012

Net sales	$145,450	$157,485	$276,606	$315,031
Cost of sales	98,908	103,927	199,502	218,566
Gross profit	46,542	53,558	77,104	96,465
Selling, general and administrative expenses	33,335	34,570	65,790	67,638
Operating income	13,207	18,988	11,314	28,827

Interest expense, net	277	296	548	549
Income before provision for income taxes	12,930	18,692	10,766	28,278
Income tax expense	4,960	7,308	4,030	11,049
Net income	$7,970	$11,384	$6,736	$17,229
Basic earnings per common share	$0.35	$0.49	$0.29	$0.75
Diluted earnings per common share	$0.34	$0.49	$0.29	$0.74
Basic weighted average number of shares outstanding	22,902,895	23,052,429	22,842,848	22,995,539
Diluted weighted average number of shares outstanding	23,102,664	23,399,367	23,115,724	23,389,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012

Net income	$7,970	$11,384	$6,736	$17,229
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	115	(724)	(151)	(219)
Adjustments to benefit plans	158	137	316	274
Other comprehensive income (loss), before tax	273	(587)	165	55
Income tax expense related to items of other comprehensive income (loss) (1)	63	55	127	110
Other comprehensive income (loss), net of tax	210	(642)	38	(55)
Comprehensive income	$8,180	$10,742	$6,774	$17,174

(1) Tax expense provided relates to benefit plan deferrals.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 29,	June 30,
	2013	2012
Cash flows from operating activities
Net income	$6,736	$17,229
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	2,978	2,560
Amortization of intangible assets	554	546
Amortization of deferred financing costs	87	94
Stock-based compensation	1,929	2,301
Deferred income taxes	1,475	1,396
Excess tax benefits related to stock-based compensation	(495)	(843)
Bad debt expense	340	277
Other non-cash items	101	411
Net changes in operating assets and liabilities
Accounts receivable	(12,443)	(33,928)
Inventories	(6,252)	4,251
Prepaid expenses and other current and non-current assets	(3,068)	(454)
Accounts payable	(13,250)	686
Accrued expenses and other current and non-current liabilities	(680)	1,188
Income taxes payable	(3,173)	(778)
Net cash used in operating activities	(25,161)	(5,064)
Cash flows from investing activities
Capital expenditures	(2,178)	(2,835)
Net cash used in investing activities	(2,178)	(2,835)
Cash flows from financing activities
Term loan repayments	(825)	(550)
Proceeds from stock options exercised	56	636
Excess tax benefits related to stock-based compensation	495	843
Payments of employee withholding taxes related to equity awards	(1,578)	(1,566)
Payments of capital lease obligations	(110)	(152)
Financing fees paid	—	(250)
Net cash used in financing activities	(1,962)	(1,039)
Effects of exchange rate changes on cash and cash equivalents	75	(35)
Net decrease in cash and cash equivalents	(29,226)	(8,973)
Cash and cash equivalents
Beginning of period	83,747	68,041
End of period	$54,521	$59,068

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$588	$510
Income taxes	$5,752	$10,310

Supplemental schedule of non-cash financing activities
Treasury stock issued related to equity award activity	$4,624	$4,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Maidenform Brands, Inc. and its subsidiaries (the “Company,” “we,” “us” or “our”) design, source and market an extensive range of intimate apparel products, including bras, panties and shapewear. We sell our products through multiple distribution channels, including department stores and national chain stores (including third-party distributors and independent stores), mass merchants (including warehouse clubs), and other (including specialty retailers, off-price retailers and licensees). In addition, we operated 68 retail outlet stores as of June 29, 2013 and 75 retail outlet stores as of June 30, 2012, and sold products on our websites.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position at June 29, 2013, the results of our operations for the three and six-month periods ended June 29, 2013 and June 30, 2012, and cash flows for the six months ended June 29, 2013 and June 30, 2012. These adjustments consist of normal recurring adjustments. Operating results for the three and six-month periods ended June 29, 2013 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 29, 2012 has been derived from our audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

2.             DEBT

	June 29,	December 29,
	2013	2012
Long-term debt
Term loan facility	$67,400	$68,225
Current maturities of long-term debt	67,400	1,100
Non-current portion of long-term debt	$—	$67,125

In March 2012, we entered into an amendment and modification agreement to our credit facility pursuant to which among other things, we extended the maturity date of our revolving loan by two years to June 2014.

At June 29, 2013, we had $67,400 outstanding under our term loan, and $0 outstanding under our revolving loan with approximately $49,325 available for borrowings, after giving effect to $675 of outstanding letters of credit. We use the letters of credit as collateral for our workers’ compensation insurance programs and bonds issued on our behalf to secure our obligation to pay customs duties. Principal payments on the term loan are payable in quarterly installments of $275 with all remaining amounts due in 2014. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. In addition, subject to specified exceptions and limitations and reinvesting options, partial prepayments of outstanding loans may be required with the proceeds of asset sales, sales of equity and debt securities, and with certain insurance and condemnation proceeds.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Payments due on our long-term debt during each of the five years subsequent to June 29, 2013, are as follows:

Balance of fiscal 2013	$275
In fiscal 2014	67,125

3.             STOCKHOLDERS’ EQUITY

					Accumulated
	Common		Additional		Other	Treasury		Total
	Stock		Paid-in	Retained	Comprehensive	Stock		Stockholders’
	Shares	$	Capital	Earnings	Loss	Shares	$	Equity

Balance at December 29, 2012	24,399,732	$244	$80,628	$213,423	$(8,647)	(1,645,520)	$(31,364)	$254,284

Stock-based compensation expense	—	—	1,929	—	—	—	—	1,929
Stock option activity	—	—	(30)	(9)	—	5,000	95	56
Restricted stock activity	—	—	(1,666)	(1,285)	—	237,564	4,529	1,578
Withholdings from vesting of restricted stock	—	—	(1,578)	—	—	(86,195)	(1,578)	(3,156)
Income tax benefit from stock-based compensation	—	—	269	—	—	—	—	269
Comprehensive income	—	—	—	6,736	38	—	—	6,774
Balance at June 29, 2013	24,399,732	$244	$79,552	$218,865	$(8,609)	(1,489,151)	$(28,318)	$261,734

4.             STOCK REPURCHASE PROGRAM

Our stock repurchase program allows us to repurchase our shares from time to time pursuant to existing rules and regulations and other parameters approved by the board of directors. We did not repurchase any shares of our common stock during the three and six-month periods ended June 29, 2013 and June 30, 2012.  At June 29, 2013, we had $9,153 remaining available under our stock repurchase program.

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

Our effective income tax rate for the three and six-month periods ended June 29, 2013 was 38.4% and 37.4%, respectively, as compared to an effective income tax rate of 39.1% for the three and six-month periods ended June 30, 2012.

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Information on segments and reconciliation to income before provision for income taxes, are as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012

Net sales
Wholesale	$129,849	$141,368	$248,493	$286,244
Retail	15,601	16,117	28,113	28,787
Total	$145,450	$157,485	$276,606	$315,031

Operating income
Wholesale	$11,756	$17,934	$10,814	$28,815
Retail	1,451	1,054	500	12
Operating income	13,207	18,988	11,314	28,827
Interest expense, net	277	296	548	549
Income before provision for income taxes	$12,930	$18,692	$10,766	$28,278

Depreciation and amortization
Wholesale	$1,097	$973	$2,192	$1,977
Retail	399	292	786	583
Total	$1,496	$1,265	$2,978	$2,560

Amortization of intangible assets
Wholesale	$260	$257	$520	$512
Retail	17	17	34	34
Total	$277	$274	$554	$546

Capital expenditures
Wholesale	$412	$942	$1,219	$1,222
Retail	444	1,076	959	1,613
Total	$856	$2,018	$2,178	$2,835
Net sales by geographic area
United States	$130,174	$142,714	$245,848	$283,776
International (1)	15,276	14,771	30,758	31,255
Total	$145,450	$157,485	$276,606	$315,031

Intersegment sales from wholesale to retail	$3,270	$3,499	$6,198	$6,167

	June 29,	December 29,
	2013	2012
Total assets
Wholesale	$411,035	$412,187
Retail	18,876	23,764
Total	$429,911	$435,951

(1) International net sales are identified as international based on the location of the customer.

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

For the three and six-month periods ended June 29, 2013 and June 30, 2012, we had two customers, Wal-Mart and Kohl’s, that each accounted for more than 10% of our consolidated net sales.

7.             EARNINGS PER SHARE

The following is a reconciliation of the basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012

Net income	$7,970	$11,384	$6,736	$17,229
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	22,902,895	23,052,429	22,842,848	22,995,539

Impact of dilutive securities	199,769	346,938	272,876	394,155

Dilutive number of common and common equivalent shares outstanding	23,102,664	23,399,367	23,115,724	23,389,694

Basic earnings per common share	$0.35	$0.49	$0.29	$0.75
Diluted earnings per common share	$0.34	$0.49	$0.29	$0.74

For the three-month periods ended June 29, 2013 and June 30, 2012, approximately 167,000 and 260,000 shares, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect. For the six-month periods ended June 29, 2013 and June 30, 2012, approximately 243,000 and 210,000 shares, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

8.             COMMITMENTS AND CONTINGENCIES

Purchase commitments

In the normal course of business, we enter into purchase commitments for both finished goods inventory and raw materials. At June 29, 2013, we had purchase commitments of $125,058 and believe that we have adequate reserves for any expected losses arising from all purchase commitments.

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

MAIDENFORM BRANDS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Beginning on or around July 26, 2013, two putative class action complaints challenging the merger and the Merger Agreement were filed in the Court of Chancery of the State of Delaware against Maidenform and the individual members of the Maidenform board of directors. The complaints are captioned Bonnie Federman as Custodian for Shira Federman UTMA NJ v. Maidenform Brands, Inc., Case No. 8750 and Crescente v. Maidenform Brands, Inc., Case No. 8760.  The complaints generally allege, among other things, that the members of the Maidenform board of directors breached their fiduciary duties to Maidenform’s shareholders by entering into the Merger Agreement, approving the proposed merger and failing to take steps to maximize Maidenform’s value to its shareholders. In addition, the complaints allege, among other things, that the proposed merger improperly favors Hanesbrands and that certain provisions of the Merger Agreement unduly restrict Maidenform’s ability to negotiate with other potential bidders. One of the complaints also alleges that Maidenform, Hanes, and the Hanes acquisition vehicle aided and abetted these alleged fiduciary breaches.  The complaints generally seek, among other things, declaratory and injunctive relief, preliminary injunctive relief prohibiting or delaying the defendants from consummating the merger, other forms of equitable relief and unspecified amounts of damages. The defendants believe the litigation is entirely without merit and intend to defend it vigorously. There can be no assurance that Maidenform or any of the other defendants will be successful in the outcome of the pending or any potential future lawsuits. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of Maidenform. A preliminary injunction could delay or jeopardize the completion of the merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the merger.

On November 9, 2012, Klauber Brothers, Inc. brought an action against us in the United States District Court, Southern District of New York, asserting claims for copyright infringement under the U.S. Copyright Act of 1976 related to the lace fabric designs incorporated into two of our products. We are being indemnified by the supplier of one of these products. Klauber has also filed similar actions against two of our customers, for which we are indemnifying them. On July 22, 2013, Klauber and Maidenform jointly moved to suspend the litigation pending a decision on appeal from dismissal of a case Klauber filed against one of Maidenform’s customers. We believe that the ultimate outcome of this pending lawsuit and claim will not have a material adverse effect on our consolidated financial position, results of operations or cash flows taken as a whole. Due to the inherent uncertainty of litigation, however, there can be no assurance of the ultimate outcome of this or future litigations, proceedings, investigations, or claims or their effect.

9.             ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	June 29,	December 29,
	2013	2012

Payroll and related benefits (including incentive compensation, vacation, and medical insurance)	$5,912	$7,842
Accrued other	15,527	14,040
	$21,439	$21,882

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

11.          SUBSEQUENT EVENT

On July 23, 2013, Maidenform entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hanesbrands Inc. (“Hanesbrands”) and General Merger Sub Inc. (“Merger Subsidiary”), pursuant to which, and subject to the terms and conditions therein, Merger Subsidiary will merge with and into us and we will become the surviving corporation and a wholly owned subsidiary of Hanesbrands. At the effective time of the merger, each outstanding share of our common stock, other than shares held by us, Hanesbrands or their respective subsidiaries, will be converted into the right to receive $23.50 in cash.

Certain costs related to the proposed merger, such as legal and accounting fees, are payable by us whether or not the proposed acquisition is completed, and in certain circumstances, we could be required to pay a termination fee of $16.6 million if the merger does not occur. The merger is subject to the approval of our stockholders, regulatory approvals and other customary closing conditions. For a more detailed description of the Merger Agreement, please refer to the Current Report on Form 8-K filed by us on July 24, 2013.

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

Management Overview

On July 23, 2013, Maidenform entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hanesbrands Inc. (“Hanesbrands”) and General Merger Sub Inc. (“Merger Subsidiary”), pursuant to which, and subject to the terms and conditions therein, Merger Subsidiary will merge with and into us and we will become the surviving corporation and a wholly owned subsidiary of Hanesbrands. At the effective time of the merger, each outstanding share of our common stock, other than shares held by us, Hanesbrands or their respective subsidiaries, will be converted into the right to receive $23.50 in cash.

Certain costs related to the proposed merger, such as legal and accounting fees, are payable by us whether or not the proposed acquisition is completed, and in certain circumstances, we could be required to pay a termination fee of $16.6 million if the merger does not occur. The merger is subject to the approval of our stockholders, regulatory approvals and other customary closing conditions. For a more detailed description of the Merger Agreement, please refer to the Current Report on Form 8-K filed by us on July 24, 2013.

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

Although we believe we are well positioned to address some of these trends, we believe the competitive and retail environment and our brand awareness require us to invest in the Maidenform brand. We will therefore be making investments in marketing and branding in 2013 and 2014 to add to our growth beginning in 2014.

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

Wholesale segment

The following trends are among the key variables that will affect our wholesale segment:

Department stores and national chain stores. The department stores and national chain stores are where we have historically sold the Maidenform, Control It!, Flexees and Lilyette brands. We plan to continue to increase our branding and marketing investments which we believe will increase our net sales with department store and national chain store customers. As part of these branding and marketing investments, we will be consolidating our Flexees and Control It! shapewear lines under the Maidenform brand. While we have grown our sales in the past several years with department stores and national chain stores, we expect the rate of our future net sales growth to be moderate. We have customers located outside the United States that purchase our Maidenform, Control It!, Flexees and Lilyette brands. The majority of these net sales are included in the department stores and national chain stores channel. In addition to our owned brands, we also supply private brands to certain retailers. We also sell the Donna Karan and DKNY brands in this channel, domestically and internationally, as a result of our license agreement. This agreement grants us the rights to design, source and market a full collection of Donna Karan and DKNY women’s intimate apparel products.

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

Other. Net sales from this channel include sales to specialty retailers, off-price retailers and royalty income from licensees. We currently supply a specialty retailer with product, as opportunities present themselves and we continually evaluate this channel for new opportunities. The volume and mix of net sales of private label in the other channel can vary significantly from period to period. We expect net sales in this channel to decline in the near future. Net sales to customers in the other channel that are located outside the United States are included in this channel.

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

Our objectives in our retail segment are to continue to increase the productivity of our portfolio of stores through effective merchandising and focused advertising, as well as selectively closing less productive locations and potentially opening new stores in more productive locations. Even in those situations where we selectively close less productive outlet stores and do not open a new store in that region, we believe those consumers still purchase many of our Maidenform brands from our other outlet stores, our websites or our wholesale segment customers that carry these brands. Our company-operated outlet stores reduce our dependence on off-price retailers and increase brand awareness through direct-to-consumer sale of our products. We had 68 retail outlet stores as of June 29, 2013 compared to 75 retail outlet stores as of June 30, 2012.

Results of Operations

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
OPERATING DATA: (in millions)
Wholesale sales	$129.8	$141.4	$248.5	$286.2
Retail sales	15.6	16.1	28.1	28.8
Net sales	145.4	157.5	276.6	315.0
Cost of sales	98.9	103.9	199.5	218.5
Gross profit	46.5	53.6	77.1	96.5
Selling, general and administrative expenses	33.3	34.6	65.8	67.7
Operating income	$13.2	$19.0	$11.3	$28.8

	As a Percentage of Net Sales
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
OPERATING DATA:
Wholesale sales	89.3%	89.8%	89.8%	90.9%
Retail sales	10.7	10.2	10.2	9.1
Net sales	100.0	100.0	100.0	100.0
Cost of sales	68.0	66.0	72.1	69.4
Gross profit	32.0	34.0	27.9	30.6
Selling, general and administrative expenses	22.9	21.9	23.8	21.5
Operating income	9.1%	12.1%	4.1%	9.1%

Our net sales performance by channel of distribution:

	Three Months Ended				Six Months Ended
	June 29,	June 30,	$	%	June 29,	June 30,	$	%
	2013	2012	change	change	2013	2012	change	change
	(in millions)				(in millions)
Department stores and national chain stores	$62.5	$70.4	$(7.9)	(11.2)%	$116.2	$129.0	$(12.8)	(9.9)%
Mass merchants	47.7	48.2	(0.5)	(1.0)	91.2	107.2	(16.0)	(14.9)
Other	19.6	22.8	(3.2)	(14.0)	41.1	50.0	(8.9)	(17.8)
Total wholesale	129.8	141.4	(11.6)	(8.2)	248.5	286.2	(37.7)	(13.2)

Retail	15.6	16.1	(0.5)	(3.1)	28.1	28.8	(0.7)	(2.4)

Total net sales	$145.4	$157.5	$(12.1)	(7.7)%	$276.6	$315.0	$(38.4)	(12.2)%

In addition, our mix of products sold worldwide between bras, shapewear and panties for the three and six-month periods ended June 29, 2013 and June 30, 2012, respectively, is summarized below:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Bras	58%	59%	59%	57%
Shapewear	34	34	33	36
Panties	8	7	8	7
	100%	100%	100%	100%

Net sales

Consolidated net sales decreased by $12.1 million, or 7.7%, from $157.5 million for the three months ended June 30, 2012 to $145.4 million for the three months ended June 29, 2013. Consolidated net sales decreased by $38.4 million, or 12.2%, from $315.0 million for the six months ended June 30, 2012 to $276.6 million for the six months ended June 29, 2013.

Wholesale segment net sales decreased by $11.6 million, or 8.2%, from $141.4 million for the three months ended June 30, 2012 to $129.8 million for the three months ended June 29, 2013. Total international net sales, which are included in our wholesale segment, increased by $0.5 million, or 3.4%, from $14.8 million for the three months ended June 30, 2012 to $15.3 million for the three months ended June 29, 2013. This increase in international sales was a result of growth in significant markets, most notably Canada, Germany and Mexico.  Partially offsetting this increase were sales decreases in other markets, such as the United Kingdom and Russia.  Our department stores and national chain stores channel net sales decreased by $7.9 million, or 11.2%, from $70.4 million for the three months ended June 30, 2012 to $62.5 million for the three months ended June 29, 2013 from softness in the bra and shapewear categories resulting from lower replenishment orders, increased shapewear competition at a chain customer as well as a decrease resulting from the initial shipments for the Jennifer Lopez brand which occurred in 2012. Somewhat offsetting this decline was improved replenishment at a mid-tier department store customer.  Our mass merchant channel net sales remained relatively flat, decreasing $0.5 million, or 1.0%, from $48.2 million for the three months ended June 30, 2012 to $47.7 million for the three months ended June 29, 2013. This is a result of lower strapless bra replenishment orders and lower replenishment orders on new introductions.  This decrease was predominately offset by increased sales in the bra and shapewear categories at our other mass customers, including shapewear rebranding initiatives at a warehouse club customer.  Other channel net sales, which include sales to specialty retailers, off-price retailers and licensing income, decreased by $3.2 million, or 14.0%, from $22.8 million for the three months ended June 30, 2012 to $19.6 million for the three months ended June 29, 2013. This decrease was due to sales declines to a specialty retailer, decreased program sales to off-price retailers and lower liquidation sales.

Wholesale segment net sales decreased by $37.7 million, or 13.2%, from $286.2 million for the six months ended June 30, 2012 to $248.5 million for the six months ended June 29, 2013. Total international net sales decreased by $0.5 million, or 1.6%, from $31.3 million for the six months ended June 30, 2012 to $30.8 million for the six months ended June 29, 2013, resulting from decreased sales in the United Kingdom and Russia.  Partially offsetting these decreases were sales increases in other markets, such as Mexico and South Korea. Our department stores and national chain stores channel net sales decreased by $12.8 million, or 9.9%, from $129.0 million for the six months ended June 30, 2012 to $116.2 million for the six months ended June 29, 2013.  Our mass merchant channel net sales decreased by $16.0 million, or 14.9%, from $107.2 million for the six months ended June 30, 2012 to $91.2 million for the six months ended June 29, 2013.  In addition to the second quarter reasons, we had lower sales to a global warehouse club as a shapewear event in 2012 did not repeat in 2013.  Other channel net sales decreased by $8.9 million, or 17.8%, from $50.0 million for the six months ended June 30, 2012 to $41.1 million for the six months ended June 29, 2013 resulting from sales declines to a specialty retailer and decreased program sales to off-price retailers.

Net sales in our retail segment decreased by $0.5 million, or 3.1%, from $16.1 million for the three months ended June 30, 2012 to $15.6 million for the three months ended June 29, 2013 and decreased by $0.7 million, or 2.4%, from $28.8 million for the six months ended June 30, 2012 to $28.1 million for the six months ended June 29, 2013. Same store sales, defined as sales from stores open more than one year, for the three and six-month periods ended June 29, 2013 increased 1.5% and 2.7%, respectively. Our internet sales were unchanged at $2.3 million for the three months ended June 29, 2013 when compared to the same period in 2012 and decreased by $0.2 million, or 4.3%, from $4.6 million for the six months ended June 30, 2012 to $4.4 million for the six months ended June 29, 2013.

Gross profit

Consolidated gross profit decreased by $7.1 million, or 13.2%, from $53.6 million for the three months ended June 30, 2012 to $46.5 million for the three months ended June 29, 2013. As a percentage of net sales, consolidated gross margins decreased by 200 basis points from 34.0% for the three months ended June 30, 2012 to 32.0% for the three months ended June 29, 2013. Consolidated gross profit decreased by $19.4 million, or 20.1%, from $96.5 million for the six months ended June 30, 2012 to $77.1 million for the six months ended June 29, 2013. As a percentage of net sales, gross profit decreased by 270 basis points from 30.6% for the six months ended June 30, 2012 to 27.9% for the six months ended June 29, 2013.

Gross profit as a percentage of net sales for our wholesale segment decreased by 310 basis points from 30.9% for the three months ended June 30, 2012 to 27.8% for the three months ended June 29, 2013. The decrease in gross margin was primarily driven by increased promotional activity to drive inventory productivity and increased inventory clearing costs. Gross profit as a percentage of net sales for our wholesale segment was 23.8% for the six months ended June 29, 2013 as compared to 27.6% for the six months ended June 30, 2012. This decrease of 380 basis points is mainly due to the same drivers in the second quarter; slightly offsetting this decrease was a favorable mix in sales.

Gross profit as a percentage of net sales for our retail segment increased by 520 basis points from 61.5% for the three months ended June 30, 2012 to 66.7% for the three months ended June 29, 2013, and increased 290 basis points from 60.8% for the six months ended June 30, 2012 to 63.7% for the six months ended June 29, 2013. These increases in gross profit as a percentage of sales are a result of favorable product mix.

Selling, general and administrative expenses (“SG&A”)

Consolidated SG&A decreased by $1.3 million, or 3.8%, from $34.6 million for the three months ended June 30, 2012 to $33.3 million for the three months ended June 29, 2013. As a percentage of net sales, SG&A increased from 21.9% for the three months ended June 30, 2012 to 22.9% for the three months ended June 29, 2013. Consolidated SG&A decreased by $1.9 million, or 2.8%, from $67.7 million for the six months ended June 30, 2012 to $65.8 million for the six months ended June 29, 2013. As a percentage of net sales, SG&A increased from 21.5% for the six months ended June 30, 2012 to 23.8% for the six months ended June 29, 2013.

SG&A for our wholesale segment, which includes corporate-related expenses, decreased by $1.3 million, or 5.1%, from $25.7 million for the three months ended June 30, 2012 to $24.4 million for the three months ended June 29, 2013. As a percentage of net sales, wholesale segment SG&A increased from 18.2% for the three months ended June 30, 2012 to 18.8% for the three months ended June 29, 2013. The lower SG&A was primarily due to decreased payroll and related benefits, including lower incentive compensation and lower variable compensation at our North Carolina distribution center, somewhat offset by increased costs associated with our West Coast distribution initiative and professional fees associated with the definitive agreement with Hanesbrands.

SG&A for our wholesale segment decreased by $1.8 million, or 3.6%, from $50.2 million for the six months ended June 30, 2012 to $48.4 million for the six months ended June 29, 2013. The decrease of $1.8 million was a result of the reasons mentioned above.  As a percentage of net sales, wholesale segment SG&A increased from 17.5% for the six months ended June 30, 2012 to 19.5% for the six months ended June 29, 2013.

Retail SG&A remained unchanged at $8.9 million for the quarter when compared to the same quarter in 2012 and decreased by $0.1 million, or 0.6%, from $17.5 million for the six months ended June 30, 2012 to $17.4 million for the six months ended June 29, 2013.

Operating income

Our consolidated operating income, decreased by $5.8 million, or 30.5%, from $19.0 million for the three months ended June 30, 2012 to $13.2 million for the three months ended June 29, 2013 and decreased by $17.5 million, or 60.8%, from $28.8 million for the six months ended June 30, 2012 to $11.3 million for the six months ended June 29, 2013.

For the foregoing reasons, operating income for our wholesale segment decreased by $6.3 million, or 35.0%, from $18.0 million for the three months ended June 30, 2012 to $11.7 million for the three months ended June 29, 2013 and decreased by $18.0 million, or 62.5%, from $28.8 million during the six months ended June 30, 2012 to $10.8 million during the six months ended June 29, 2013.

Also, for the reasons discussed above, operating income for our retail segment increased by $0.5 million, or 50.0%, from $1.0 million for the three months ended June 30, 2012 to $1.5 million for the three months ended June 29, 2013 and increased by $0.5 million, or 100%, from breakeven during the six months ended June 30, 2012 to $0.5 million during the six months ended June 29, 2013.

Interest expense, net

Interest expense, net, remained unchanged at $0.2 million and $0.5 million for the three and six-month periods ended June 29, 2013, respectively, when compared to the same periods in 2012.

Income tax expense

Our effective income tax rate for the three and six-month periods ended June 29, 2013 was 38.4% and 37.4%, respectively, as compared to an effective income tax rate for the three and six-month periods ended June 30, 2012 of 39.1%.

Net income

For the foregoing reasons, our net income decreased by $3.5 million, or 30.7%, from $11.4 million for the three months ended June 30, 2012 to $7.9 million for the three months ended June 29, 2013. Our net income decreased by $10.5 million, or 61.0%, from $17.2 million for the six months ended June 30, 2012 to $6.7 million for the six months ended June 29, 2013.

Liquidity and Capital Resources

Operating activities. Cash flows used in operating activities were $25.2 million for the six months ended June 29, 2013 compared to cash flows used in operating activities of $5.1 million for the six months ended June 30, 2012. This change was primarily driven by the decrease in net income in addition to changes in working capital. Working capital changes for the first half of 2013 included cash outflows of $12.4 million related to accounts receivable resulting from sales declines in the first half of 2013 compared to the same period in 2012 in addition to the timing of cash collections, $6.3 million related to inventory to support new product launches and $13.3 million related to accounts payable primarily due to the timing of cash payments.

Investing activities. Cash flows used in investing activities were $2.2 million for the six months ended June 29, 2013 compared to $2.8 million for the six months ended June 30, 2012. Cash flows used in investing activities for the six months ended June 29, 2013 primarily related to store remodeling and information technology upgrades, and for the six months ended June 30, 2012 related to information technology upgrades.

Financing activities. Cash flows used in financing activities were $2.0 million for the six months ended June 29, 2013 compared to cash flows used in financing activities of $1.0 million for the six months ended June 30, 2012.

Our stock repurchase program allows us to repurchase our shares from time to time pursuant to existing rules and regulations and other parameters approved by the board of directors. At June 29, 2013, we had $9.1 million remaining available under our stock repurchase program. We did not repurchase any of our common stock during the six-month periods ended June 29, 2013 and June 30, 2012.

In March 2012, we entered into an amendment and modification agreement to our credit facility pursuant to which among other things, we extended the maturity of our revolving loan by two years to June 2014.

At June 29, 2013 we had $67.4 million outstanding under our term loan, and $0 outstanding under our revolving loan with approximately $49.3 million available for borrowings, after giving effect to $0.7 million of outstanding letters of credit. Principal payments on the term loan are payable in quarterly installments of $0.3 million with all remaining amounts due in 2014. At the maturity date, we expect that we will either refinance our term loan or repay our term loan with cash available from operations. We are permitted to voluntarily prepay all or part of the principal balance of the term loan with such prepayments applied to scheduled principal payments in inverse order of their maturity. We were in compliance with all debt covenants at June 29, 2013.

Based on our current outlook, we believe that cash generated from operations and available cash, together with amounts available under our revolving loan, will be adequate to meet our working capital needs and capital expenditure requirements for the foreseeable future, although no assurance can be given in this regard.

Below is a summary of our actual performance under these financial covenants:

	June 29, 2013 Covenant	December 29, 2012 Covenant

Actual fixed charge coverage ratio (1)	1.58 : 1.00	1.94 : 1.00
Minimum ratio required	1.25 : 1.00	1.25 : 1.00

Actual leverage ratio (2)	0.31 : 1.00	(0.24) : 1.00
Maximum ratio permitted	3.25 : 1.00	3.25 : 1.00

Actual leverage ratio (3)	1.54 : 1.00	1.11 : 1.00
Maximum ratio permitted	3.25 : 1.00	3.25 : 1.00

Actual consolidated capital expenditures	$2,178	$7,307
Maximum permitted	$12,693	$11,415

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

The following table summarizes our significant contractual obligations and commercial commitments at June 29, 2013 and the future periods in which such obligations are expected to be settled in cash. In addition, the table below reflects the timing of principal and interest payments on outstanding borrowings.

	Balance of
	fiscal	In fiscal	In fiscal	In fiscal	In fiscal
(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt	$0.3	$67.1	$—	$—	$—	$—	$67.4
Interest on long-term debt (1)	0.2	0.6	—	—	—	—	0.8
Obligations under capital lease (2)	0.1	—	—	—	—	—	0.1
Operating leases (3)	4.5	7.0	5.6	4.4	3.4	11.7	36.6
Total financial obligations	5.1	74.7	5.6	4.4	3.4	11.7	104.9
Other contractual obligations (4)	2.9	8.2	7.0	5.3	7.8	25.6	56.8
Purchase obligations (5)	104.5	20.6	—	—	—	—	125.1
Total financial obligations and commitments	$112.5	$103.5	$12.6	$9.7	$11.2	$37.3	$286.8

(1) The interest rate assumed was the rate in effect at June 29, 2013.

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

We currently have no tax liabilities accrued for uncertain tax positions. We also have pension and postretirement benefit obligations included in other non-current liabilities of $8.7 million and $0.6 million, respectively. These liabilities for benefit obligations have not been included in the schedule of cash contractual obligations above because we cannot make a reasonably reliable estimate of the amount and period of related future payments of these liabilities.

Off-Balance Sheet Arrangements. Our most significant off-balance sheet financing arrangements as of June 29, 2013 are non-cancelable operating lease agreements, primarily for our company-operated outlet stores, our company headquarters and our leased distribution centers located in Shannon, Ireland and Fayetteville, North Carolina. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk. We do not believe that we have significant foreign currency transactional exposures. For the three and six-month periods ended June 29, 2013, $10.2 million and $18.9 million, respectively, of our total net sales were in currencies other than the U.S. dollar and during the same three and six-month periods, our net sales were favorably impacted by $0.2 million due to fluctuations in foreign currency exchange rates. Most of our purchases are denominated in U.S. dollars. The impact of a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which we have transactional exposures would be immaterial.

Interest Rate Risk. From time to time, we manage our interest rate risk through the use of interest rate swaps. At June 29, 2013, our debt portfolio was composed of variable-rate debt, with no portion hedged. With respect to our variable-rate debt, a 1% change in interest rates would be immaterial.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of June 29, 2013 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 29, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Beginning on or around July 26, 2013, two putative class action complaints challenging the merger and the Merger Agreement were filed in the Court of Chancery of the State of Delaware against Maidenform and the individual members of the Maidenform board of directors. The complaints are captioned Bonnie Federman as Custodian for Shira Federman UTMA NJ v. Maidenform Brands, Inc., Case No. 8750 and Crescente v. Maidenform Brands, Inc., Case No. 8760.  The complaints generally allege, among other things, that the members of the Maidenform board of directors breached their fiduciary duties to Maidenform’s shareholders by entering into the Merger Agreement, approving the proposed merger and failing to take steps to maximize Maidenform’s value to its shareholders. In addition, the complaints allege, among other things, that the proposed merger improperly favors Hanesbrands and that certain provisions of the Merger Agreement unduly restrict Maidenform’s ability to negotiate with other potential bidders. One of the complaints also alleges that Maidenform, Hanes, and the Hanes acquisition vehicle aided and abetted these alleged fiduciary breaches.  The complaints generally seek, among other things, declaratory and injunctive relief, preliminary injunctive relief prohibiting or delaying the defendants from consummating the merger, other forms of equitable relief and unspecified amounts of damages. The defendants believe the litigation is entirely without merit and intend to defend it vigorously. There can be no assurance that Maidenform or any of the other defendants will be successful in the outcome of the pending or any potential future lawsuits. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of Maidenform. A preliminary injunction could delay or jeopardize the completion of the merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the merger.

On November 9, 2012, Klauber Brothers, Inc. brought an action against us in the United States District Court, Southern District of New York, asserting claims for copyright infringement under the U.S. Copyright Act of 1976 related to the lace fabric designs incorporated into two of our products. We are being indemnified by the supplier of one of these products. Klauber has also filed similar actions against two of our customers, for which we are indemnifying them. On July 22, 2013, Klauber and Maidenform jointly moved to suspend the litigation pending a decision on appeal from dismissal of a case Klauber filed against one of Maidenform’s customers. We believe that the ultimate outcome of this pending lawsuit and claim will not have a material adverse effect on our consolidated financial position, results of operations or cash flows taken as a whole. Due to the inherent uncertainty of litigation, however, there can be no assurance of the ultimate outcome of this or future litigations, proceedings, investigations, or claims or their effect.

Item 1A. Risk Factors

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for Fiscal 2012, filed with the SEC on March 8, 2013 for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. We have identified the following additional risk factors:

The proposed acquisition of us by Hanesbrands pursuant to the Merger Agreement is subject to a number of conditions that must be satisfied prior to the closing of the merger and may not occur, even with stockholder approval.

The completion of the pending merger with Hanesbrands is subject to a number of closing conditions under the Merger Agreement, including, among others:

•                  adoption of the Merger Agreement by an affirmative majority vote of our outstanding shares of common stock;

•                  the receipt of certain governmental clearances or approvals, including the expiration or termination of the applicable waiting period, or under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and

•                  the absence of law or order by any governmental entity that prevents, makes illegal or prohibits the Merger.

The obligation of Hanesbrands to close is also subject to there not having occurred any material adverse effect on our financial condition, business or results of operations between the date of the Merger Agreement and the effective time of the merger. In addition, we face stockholder litigation challenging the merger. As a result of the above mentioned conditions and the other conditions set forth in the Merger Agreement, we cannot provide assurance that the merger will be completed, even if stockholder approval of the merger is obtained. Should the merger fail to close for any reason, our business, financial condition, results of operations and cash flows may be materially and adversely affected.

The pendency of the merger, and potential failure to complete the merger, could materially and adversely affect our operations and financial results.

Our pending merger with Hanesbrands has the potential to adversely impact our operations and financial results. Uncertainty in the future of our business between the execution of the Merger Agreement and the closing of the transaction may affect our ability to retain and motivate existing employees, and may adversely impact our ability to recruit new employees. Efforts to complete the merger may also divert attention from the daily activities of our existing employees, adversely impacting our operations and results thereof. Additionally, the uncertainty in the future of our business may adversely impact our business relationships with our customers and vendors. Certain costs related to the proposed merger, such as legal and accounting fees, are payable by us whether or not the proposed acquisition is completed, and in certain circumstances, we could be required to pay a termination fee of $16.6 million if the merger does not occur. In addition, we face stockholder litigation challenging the merger. Failure to complete the merger could result in a decrease in the market price of our shares of common stock to the extent that the current market price of those shares reflects a market assumption that the proposed acquisition will be completed, which could result in damage to our reputation and business relationships. In addition, any of these events could have a material negative impact on our results of operations and financial condition and could adversely affect the price of our common stock.

Under the terms of the Merger Agreement, we are subject to certain restrictions on our business activities.

The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed merger, and it restricts us from taking certain specified actions until the merger is completed or the Merger Agreement is terminated. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to completion of the merger or termination of the Merger Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer purchases of equity securities (in millions, except share and per share amounts):

			Total number	Maximum
			of shares	dollar
	Total		purchased	value of shares
	number	Average	as part of publicly	that may yet be
	of shares	price paid	announced	repurchased under
Period	purchased (1)	per share	program	the program

March 31, 2013 - May 4, 2013	762	$17.75	—	$9.1
May 5, 2013 - June 1, 2013	23	18.65	—	9.1
June 2, 2013 - June 29, 2013	—	—	—	9.1

Total	785	$17.78	—

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

101*

Interactive data files: (i) Condensed Consolidated Balance Sheets at June 29, 2013 and December 29, 2012, (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 29, 2013 and June 30, 2012, (iii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the Three and Six Months Ended June 29, 2013 and June 30, 2012, (iv) Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 29, 2013 and June 30, 2012 and (v) Notes to the Condensed Consolidated Financial Statements.

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

MAIDENFORM BRANDS, INC. (Registrant)

Date: August 7, 2013	By:	/s/ Christopher W. Vieth
Name: Christopher W. Vieth
Title: Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Interactive data files: (i) Condensed Consolidated Balance Sheets at June 29, 2013 and December 29, 2012, (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 29, 2013 and June 30, 2012, (iii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the Three and Six Months Ended June 29, 2013 and June 30, 2012, (iv) Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 29, 2013 and June 30, 2012 and (iv) Notes to the Condensed Consolidated Financial Statements.

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